Form 10-Q
period 1994-06-30
DVL INC /DE/
filed 1994-08-18
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                  FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1994


- ------------------------------------------------
                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number:    1-8356

                                  DVL, Inc.

- -----------------------------------------------------------------
- ---------------
          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858

- -----------------------------------------------------------------
- --------------
(State or other jurisdiction of       (I.R.S. employer
identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                  07603
- -----------------------------------------------------------------
- --------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code      (201)
487-1300

- ---------------
- -----------------------------------------------------------------
- --------------
     Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and
reports required to be filed by Section 12, 13 or 15(d) of the
Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August
11, 1994
- -----------------------------
- -------------------------------
Common Stock, $1.00 par value                          7,531,700

                        DVL, INC. AND SUBSIDIARIES

                                 INDEX













Part I.     Financial Information:
 Page No.

 --------

            Consolidated Balance Sheets -
            June 30, 1994 and December 31, 1993
     1

            Consolidated Statements of Operations -
            Three Months Ended June 30, 1994 and 1993
     3
            Six Months Ended June 30, 1994 and 1993
     4

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1994 and 1993
     5

            Notes to Consolidated Financial Statements
     7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations
    10



Part II.    Other Information:

            Legal Proceedings
    14

            Defaults upon Senior Securities
    16

            Exhibits and Reports on Form 8-K
    16

Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------

                                                        June 30,
 December 31,
                                                         1994
   1993
                                                       ---------
 ------------
                                                      (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $54,511 and $52,022, respectively)      $ 70,215
 $ 80,767
     Unearned interest                                  (18,863)
  (20,426)
                                                       --------
 --------
     Net mortgage loans receivable from affiliated
      partnerships (including non-performing loans
      of $4,821 and $4,546, respectively)                51,352
   60,341

   Others:
     Other mortgage loans                                 2,660
    1,459
     Loans collateralized by limited partnership
      interests due from limited partners (including
      $4,668 and $5,226 of non-performing loans,
      respectively)                                       4,998
    6,031
     Mechanic tool loans (net of unamortized
      discount) (B and D)                                   99
       -
                                                       --------
 --------
 Total loans receivable                                  59,109
   67,831
 Allowance for loan losses (E)                            7,372
    7,034
                                                       --------
 --------
 Net loans receivable                                    51,737
   60,797

 Cash (including restricted cash of $1,240 and
  $185, respectively) (B)                                 1,822
      541
 Due from affiliated partnerships (net of an allowance
  for loss of $2,444 and $2,490, respectively)              198
      266
 Investments
   Real estate acquired for resale (net of an
    allowance for loss of $67 in 1994) (D)                3,206
        -
   Real estate at cost - pledged                            497
      497
   Real estate lease interests                            2,630
    2,623
   Affiliated limited partnerships                        4,430
    4,497
   Other investments                                        923
      949
 Other assets                                               797
      632
 Assets of discontinued operations (C)                      755
    1,246
                                                       --------
 --------
        Total assets                                   $ 66,995
 $ 72,048
                                                       ========
 ========

[FN]
See accompanying to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                   June 30,
December 31,
                                                     1994
1993
                                                 -----------
- -----------
                                                 (unaudited)
Liabilities:
  Debt in default for non-payment - partially
   collateralized (B)                              $ 12,735      $
13,507
  Accrued interest on debt in default for
   non-payment (B)                                    4,774
 4,272
  Short-term debt (H)                                   262
 2,613
  Long-term debt                                     32,613
33,714
  Notes to be issued pursuant to shareholder
   litigation settlement (G)                          4,044
 3,690
  Convertible subordinated debentures                   442
   438
  Accrued liability for shareholder litigation
   settlement (G)                                     1,810
 1,810
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates                      487
 1,171
  Accounts payable and accrued liabilities            3,280
 3,768
                                                   --------
- --------

    Total liabilities                                60,447
64,983
                                                   --------
- --------

Deferred credits                                      1,527
 1,405
                                                   --------
- --------


Commitments and contingent liabilities (F)

Shareholders' equity:
  Common stock, $1 par value, authorized -
   16,000,000 shares, issued and to be
   issued - 8,431,700 (G)                             8,432
 8,103
  Additional paid-in capital                         84,082
84,100
  Deficit                                           (87,493)
(86,543)
                                                   --------
- --------

    Total shareholders' equity                        5,021
 5,660
                                                   --------
- --------


    Total liabilities and
     shareholders' equity                          $ 66,995      $
72,048
                                                   ========
========

[FN]

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three
Months Ended
                                                              June
30,

- ---------------------
                                                         1994
  1993
                                                      ---------
- ---------
Income from affiliates (B)
  Interest on mortgage loans                          $     469
$     758
  Management fees from partnerships                         138
       2
  Transaction and other fees from partnerships              263
       -
  Rent income                                                 7
      35
Income from others
  Interest on loans to limited partners                     103
      61
  Interest on mechanic loans                                  4
       -
  Other interest                                              2
       2
                                                      ---------
- ---------
                                                            986
     858
                                                      ---------
- ---------
Operating expenses
  General and administrative                                816
     490
  Legal and professional fees                               138
      187
  Depreciation of real estate assets                          -
       2
  Net provision for (reduction in) losses                   606
    (160)
Interest expense                                          1,020
   1,144
Claim settlement and other litigation losses                570
       -
                                                      ---------
- ---------
                                                          3,150
   1,663
                                                      ---------
- ---------
Loss before gain on sales of real estate                 (2,164)
    (805)
Gain on sales of real estate to affiliates                    3
       5
                                                      ---------
- ---------
Loss from continuing operations                          (2,161)
    (800)
Income (loss) from discontinued operations (C)                4
     (35)
                                                      ---------
- ---------
Loss before extraordinary gain                           (2,157)
    (835)
Extraordinary gain on the settlement
 of indebtedness (H)                                        825
   1,592
                                                      ---------
- ---------
  Net income (loss)                                   $  (1,332)
$     757
                                                      =========
=========
Earnings (loss) per share (J):
   Loss from continuing operations                    $    (.26)
$    (.11)
   Income (loss) from discontinued operations                 -
       -
                                                      ---------
- ---------
   Loss before extraordinary gain                          (.26)
    (.11)
   Extraordinary gain on the settlement of
    indebtedness                                            .10
     .21
                                                      ---------
- ---------
   Net income (loss)                                  $    (.16)
$     .10
                                                      =========
=========
   Weighted average shares outstanding                8,267,366
7,375,269
                                                      =========
=========

[FN]
See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)              Six Months
Ended
                                                             June
30,

- ---------------------
                                                         1994
  1993
                                                      ---------
- ---------
Income from affiliates (B)
  Interest on mortgage loans (including $354
   realized upon the early satisfaction of
   certain loans in 1994)                             $   1,292
$   1,358
  Management fees from partnerships                         265
     117
  Transaction and other fees from partnerships              437
       -
  Rent income                                                15
      70
Income from others
  Interest on loans to limited partners                     165
     148
  Interest on mechanic loans                                  4
       -
  Other interest                                             19
       4
                                                      ---------
- ---------
                                                          2,197
   1,697
Operating expenses                                    ---------
- ---------
  General and administrative                              1,609
   1,840
  Legal and professional fees                               243
     312
  Depreciation of real estate assets                          -
       4
  Net provision for (reduction in) losses                   727
    (223)
Interest expense                                          1,953
   2,324
Claim settlement and other litigation losses                570
      32
                                                      ---------
- ---------
                                                          5,102
   4,289
                                                      ---------
- ---------
Loss before gain on sales of real estate                 (2,905)
  (2,592)
Gain on sales of real estate to affiliates                    5
      10
                                                      ---------
- ---------
Loss from continuing operations                          (2,900)
  (2,582)
Income (loss) from discontinued operations (C)               15
     (87)
                                                      ---------
- ---------
Loss before extraordinary gain                           (2,885)
  (2,669)
Extraordinary gain on the settlement
 of indebtedness (H)                                      1,935
   2,510
                                                      ---------
- ---------
  Net loss                                            $    (950)
$    (159)
                                                      =========
=========
Loss per share (J):
   Loss from continuing operations                    $    (.35)
$    (.37)
   Income (loss) from discontinued operations                 -
    (.01)
                                                      ---------
- ---------
   Loss before extraordinary gain                          (.35)
    (.38)
   Extraordinary gain on the settlement of
    indebtedness                                            .23
     .36
                                                      ---------
- ---------
   Net loss                                           $    (.12)
$    (.02)
                                                      =========
=========
   Weighted average shares outstanding                8,196,942
6,923,420
                                                      =========
=========

[FN]
See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                  Six Months Ended
                                                      June 30,


- -----------------------
                                                 1994          1993

                                              ---------
- ---------
Cash flows from operating activities
  Loss from continuing operations             $ (2,900)     $
(2,582)
  Adjustments to reconcile net cash provided
   by operating activities
    Net provision for (reduction in) losses        727
(223)
    Claim settlement and other litigation
     losses                                        570
32
    Depreciation and amortization                   60
117
    Decrease in unearned interest on loans

     receivable                                   (305)
(280)
    Net increase (decrease) in payables           (130)
1,509
    Imputed interest on notes to be issued         354
- -
    Amortization of deferred credits                (4)
(10)
    Increase in deferred credits                   126
- -
    Net increase in other assets                  (325)
(129)
  Net cash provided by (used in)
   discontinued operations                           9
(182)
                                               -------
- ------
     Net cash used in
      operating activities                      (1,818)
(1,748)
                                               -------
- ------

Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                 8,476
4,130
  Fundings of mechanic loans                      (100)
- -
  Fundings of other loans receivable                 -
(108)
  Net increase in real estate acquired
   for resale                                     (348)
- -
  Proceeds from sale of real estate acquired
   for resale                                       30
76
  Net collections on amounts due from
   affiliated partnerships                          68
23
  Distributions received on limited
   partnership and other investments               206
71
  Acquisition of limited partnership
   interests                                      (113)
- -
  Net cash provided by discontinued lending
   activities of Del-Val Capital Corp.             497
3,459
                                               -------
- ------

     Net cash provided by
      investing activities                       8,716
7,651
                                               -------
- ------

[FN]

See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                 Six Months Ended
                                                     June 30,


- ----------------------
                                                1994          1993
                                              ---------
- --------
Cash flows from financing activities
  Proceeds from issuance of subordinated
   debentures                                        -
16
  Decrease in amounts due from
   Kenbee Management, Inc.                           -
275
  Increase in indebtedness                       1,039
- -
  Repayment of indebtedness                     (6,272)
(2,983)
  Repayment of guaranteed indebtedness            (384)
- -
  Net cash used in discontinued financing
   activities of Del-Val Capital Corp.               -
(3,042)
                                              --------
- --------
  Net cash used in financing activities         (5,617)
(5,734)
                                              --------
- --------
  Net increase in cash                           1,281
169
  Cash - beginning                                 541
149
                                              --------
- --------
  Cash - end                                  $  1,822      $
318
                                              ========
========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    518      $
1,345
                                              ========
========
Supplemental disclosure of non-cash
 investing and financing activities:
    Net effect of sale of real estate
     acquired for resale                      $      -      $
381
                                              ========
========
   Increase in indebtedness upon acquisition
    of real estate for resale                 $  2,029      $
- -
                                              ========
========
   Net reduction in indebtedness upon
    transfer of assets to creditor            $      -      $
10,209
                                              ========
========
   Net reduction in indebtedness pursuant
    to creditor settlements                   $  1,935      $
2,510
                                              ========
========
   Increase in long-term debt upon
    capitalization of accrued interest
    and other payables                        $    520      $
804
                                              ========
========
   Reduction in indebtedness upon
    issuance of common stock                  $    311      $
79
                                              ========
========

[FN]
See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1994 should not be regarded as necessarily indicative of the results that may be expected for the full year.

(B)     DVL continues to experience liquidity problems principally as a result
of the reduced cash flow received on the restructured and
non-performing
portions of its loan portfolio.  The majority of DVL's assets consist of
mortgage loans to affiliated partnerships.  Although only a small portion of
DVL's mortgage loan portfolio is non-performing, a substantial portion of the
portfolio does not generate significant income or cash flow as the restructured
terms of such mortgages require the mortgage debt service to be used to pay
liens senior to DVL's.  Although DVL has completed settlements with the majority
of its creditors, it remains in default for non-payment of
principal and
interest on $17 million of its indebtedness.   DVL has made
significant progress
in its negotiations with its two remaining unsettled creditors to restructure the payment terms of such loans and has placed $1 million in escrow in connection with proposed settlements with such creditors.

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements. As a result, DVL is liquidating and refinancing certain assets and is seeking equity based financings in order to satisfy indebtedness and meet its operating cash flow deficiency. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's two remaining unsettled creditors. DVL also received $.2 million in fees for arranging similar financings for partnerships where DVL did not hold a mortgage. In addition, DVL is pursuing two new business ventures in an effort to reduce or eliminate its operating cash flow deficiency in the future. The new business ventures involve the acquisition, development and resale of residential real estate, and the commercial financing of tool purchases by automobile mechanics.
The commercial
tool financing business has incurred significant start-up costs and DVL has funded its initial operating cash flow deficiency. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt payments, and that the cash flow generated by DVL's new business ventures, if any, will be sufficient to meet any future operating cash flow deficiencies.

        DVL's ability to continue as a going concern is dependent
upon (1) the
success of the negotiations to restructure the payment terms of its remaining
unsettled indebtedness, (2) the sale or refinancing of certain assets to improve
its cash position in order to meet operating expenses and make payments to its
creditors, (3) the return to profitable operations in the future, which will
primarily depend on the success of its new business ventures, and
(4) the
realization of the estimated value of its loan portfolio over an extended period
of time rather than the value of the assets on a liquidation basis.
If DVL is
unsuccessful in achieving a short-term solution to its liquidity problems, and,
moreover, long-term solutions to cure its remaining loan defaults and return it
to profitable operations, then it may not be able to continue as a going concern
and may be forced to file for protection from creditors under
Chapter 11 of the
United States Bankruptcy Code.  These interim financial statements do not
include any adjustments that might result from the outcome of these uncertainties.
                                       7

(C) As a result of DVL's liquidity problems, DVL has been liquidating Del-
Val Capital Corp.'s ("DVCC") assets and therefore, DVCC is accounted for as a discontinued operation in these financial statements. In May 1994, DVCC sold one loan at its carrying value and pledged one of its remaining loans as collateral for a DVL loan. No material loss is anticipated on the ultimate liquidation of the remaining loans.

(D) On January 1, 1994, DVL acquired RH Interests, Inc. ("RH") from Kenbee
Management, Inc. ("Kenbee") which was formerly DVL's manager and its largest debtor. RH was formed in April 1993 as a wholly-owned subsidiary of Kenbee to temporarily provide administrative and managerial services for partnerships where DVL is the general partner, and to temporarily develop new business opportunities in the residential real estate development business pending DVL's election not to be taxed as a real estate investment trust ("REIT"). RH's only assets are its interests in three residential real estate projects.

        In April 1994, DVL formed First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase loan contracts from local tool dealers made to finance tool purchases by automobile mechanics. In May 1994, FMF entered into a $2 million revolving credit agreement with an unaffiliated financial institution to finance its lending activities.

(E) Management's evaluations of the collateral underlying each loan in DVL's portfolio previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of loans to meet its operating cash flow deficiency and its mandatory payment obligations on certain indebtedness.

(F) In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as a guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the guarantee. The settlement was fully reserved for in 1993.

(G) In December 1993, DVL reached a settlement in the shareholder class action litigation which calls for DVL to issue 900,000 shares of DVL common stock at a guaranteed value of $1.50 per share and notes with a face value of
$9 million and to make payment of cash or common stock of $1.4 million. At June
30, 1994 and December 31, 1993, management reflected the common stock and notes as to be issued and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes are due in ten years, bear interest at 10% per annum payable in kind for five years, are callable after the third year, are payable in cash or common stock at DVL's option and were valued at $3.69 million by an independent investment banker. Commencing January 1994, interest on such notes is imputed based upon an effective interest rate of approximately 19%. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992.

        Certain shareholder and limited partner litigation was not consolidated with the respective class actions and DVL continues to defend itself against such litigation. In addition, DVL remains a defendant in certain other litigation. Although it is too early to predict the final outcome of such pending litigation, management accrued a reserve of $650,000 as its estimate of
DVL's potential loss to be realized upon the settlement of these suits.


                                       8


(H) In February 1994 and June 1994, DVL made the final installment payments due under a settlement agreement with one of its creditors aggregating $674,000, which resulted in an extraordinary gain on the settlement of indebtedness of
$1,729,000.

        In May 1994, a DVL creditor agreed to accept $250,000 in full satisfaction of DVL's indebtedness, which resulted in an extraordinary gain on the settlement of indebtedness of $106,000.

        In June 1994, DVL agreed to refinance collateral which was previously pledged to one of DVL's creditors in connection with the restructuring of DVL's indebtedness. As a result of this refinancing, DVL obtained the residual interest in this collateral and a reduction of its indebtedness of $450,000 in exchange for a payment of $350,000, which resulted in an extraordinary gain on the settlement of indebtedness of $100,000.

(I) The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), which requires the
Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. At December 31, 1993, DVL had approximately
$66 million of net operating loss carryforwards available to offset future taxable income, if any, expiring through 2008. Until management anticipates the realization of such future tax benefits, DVL's deferred tax asset of approximately $26 million will be fully reserved for.

(J) Primary earnings per share amounts are based upon the weighted average number of common shares and equivalents outstanding. The dilutive effect of outstanding options and warrants is computed using the treasury stock method.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        DVL continues to experience liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages require the mortgage debt service to be used to pay liens senior to
DVL's.  DVL is also a defendant in certain remaining litigation.
See "Legal
Proceedings". Although DVL has made significant progress in its negotiations with its two remaining unsettled creditors, DVL remains in default on principal and interest payments on approximately $17 million of its indebtedness.

        To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with the proceeds from the sale or refinancing of assets, additional borrowings and potential profits from new business ventures.
There is a risk that DVL may not be able to raise the necessary funds with which to continue operations. If DVL is unable to raise the necessary funds to continue operating, it may be forced to file for protection from creditors in accordance with Chapter 11 of the United States Bankruptcy Code.

        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness, (2) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and make payments to its creditors, (3) the return to profitable operations, which primarily depends on the success of its new business ventures, and (4) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis. If DVL is unsuccessful in achieving a short-term solution to its liquidity problems, and moreover, long-term solutions to cure remaining loan defaults and return it to profitable operations, then it may not be able to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1993

        DVL realized a net loss of $1,332,000 for the three months ended June
30, 1994, as compared to net income of $757,000 for the corresponding 1993 period, a change of $2,089,000. The change was primarily a result of additional provisions for loan and other losses, the initial operating costs incurred by
FMF and decreased extraordinary gains realized upon creditor settlements. The effects of these items and the other factors contributing to DVL's operating results are as follows:

        Interest income on mortgage loans due from affiliates decreased by
$289,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of the partnership properties.

        Management fees from partnerships increased by $136,000 as a result of
DVL's management of its affiliated partnerships for all of 1994 after the termination of its management agreement with RH effective January
1, 1994.

        Transaction and other fees from partnerships aggregating
$263,000 in
1994 represent the fees received upon the refinancing or sale of certain partnership properties.

        Rent income from affiliated partnerships decreased by $28,000 as a result of the settlement of litigation and the restructuring of one of DVL's loans whereby DVL transferred its economic interest in three of its properties to affiliated partnerships in 1993.

        Interest income on loans to limited partners increased by $42,000 due to better than expected collections on the non-performing portion of this portfolio, partially offset by a decrease in the average outstanding balances of the performing portion of this portfolio.

        Interest income on mechanic loans aggregating $4,000 in 1994 represents the earnings from the initial lending activities of FMF.

        General and administrative expenses increased by $326,000 primarily as a result of the payroll and other costs incurred in the initial operations of
FMF of $387,000, including $135,000 of overhead allocated to FMF by DVL. Such costs were partially offset by a decrease in the value of performance units granted to certain officers.

        Legal and professional fees decreased by $49,000 primarily as a result of a decrease in activity in certain legal matters in 1994.
Although such fees
are expected to continue until DVL settles its remaining litigation and restructures its remaining unsettled indebtedness, management anticipates a reduction in such fees in the future.

        Management's re-evaluation of the collateral underlying each loan and its guarantees of indebtedness of affiliates resulted in a provision for losses aggregating $606,000 during the three months ended June 30, 1994. This additional provision was primarily a result of updated information on certain properties, anticipated losses to be incurred upon the liquidation of assets to fund DVL's operating cash flow deficiency and to meet mandatory payment obligations on certain indebtedness and for a potential loss on one of its real estate development projects.

        Interest expense decreased by $124,000 primarily as a result of a decrease in indebtedness and decreases in interest rates due to the restructuring of certain indebtedness, which were partially offset by the imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation and an increase in the prime rate. The decrease in indebtedness is primarily the result of the full satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditors, however, this decline will be partially offset in the future by the increasing interest, including accreted interest, on the $9 million of notes to be issued in connection with the settlement of the shareholder litigation.

        Claim settlement and other litigation losses represent additional provisions for potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and the settlement of certain litigation matters.

        DVL's discontinued operations resulted in net income of $4,000 in 1994 and a net loss of $35,000 in 1993. The increase resulted from a decrease in the costs incurred to service and liquidate DVCC's remaining portfolio. No material loss is anticipated on the liquidation of the remaining loans.



                                       11
SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO SIX MONTHS ENDED JUNE
30, 1993

        DVL realized a net loss of $950,000 for the six months ended June 30,
1994, as compared to a net loss of $159,000 for the corresponding 1993 period, a change of $791,000. The increase in the loss was primarily a result of additional provisions for loan and other losses, the initial operating costs incurred by FMF and decreased extraordinary gains realized upon creditor settlements, which were partially offset by an increase in fees received from partnerships and a reduction in the value of performance units granted to certain officers. The effects of these items and the other factors contributing to the net losses are as follows:

        Interest income on mortgage loans due from affiliates decreased by
$66,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of the partnership properties, partially offset by the income realized upon the satisfaction of certain loans from the sale of the partnership properties.

        Management fees from partnerships increased by $148,000 as a result of
DVL's management of its affiliated partnerships for all of 1994 after the termination of its management agreement with RH effective January
1, 1994.

       Transaction and other fees from partnerships aggregating
$437,000 in 1994
represent the fees received upon the refinancing or sale of certain partnership properties.

        Rent income from affiliated partnerships decreased by $55,000 as a result of the settlement of litigation and the restructuring of one of DVL's loans whereby DVL transferred its economic interest in three of its properties to affiliated partnerships in 1993.

        Interest income on loans to limited partners increased by $17,000 due to better than expected collections on the non-performing portion of this portfolio, partially offset by a decrease in the average outstanding balances of the performing portion of this portfolio.

        Interest income on mechanic loans aggregating $4,000 in 1994 represents the earnings from the initial lending activities of FMF.

        General and administrative expenses decreased by $231,000 primarily as a result of a decrease in the value of performance units granted to certain officers of $124,000 in 1994 as opposed to the accrual of $646,000 for the value of such units in 1993, partially offset by the payroll and other costs incurred in the initial operations of FMF of $387,000, which includes $135,000 of overhead allocated to FMF by DVL.

        Legal and professional fees decreased by $69,000 primarily as a result of a decrease in activity in certain legal matters in 1994.
Although such fees
are expected to continue until DVL settles its remaining litigation and restructures its remaining unsettled indebtedness, management anticipates a reduction in such fees in the future.

        Management's re-evaluation of the collateral underlying
each loan and
its guarantees of indebtedness of affiliates resulted in a
provision for losses
aggregating $727,000 during the six months ended June 30, 1994.
This additional
provision was primarily a result of updated information on certain properties,
anticipated losses to be incurred upon the liquidation of assets to fund DVL's
operating cash flow deficiency and to meet mandatory payment obligations on
certain indebtedness and for a potential loss on one of its real estate
development projects.
                                       12

        Interest expense decreased by $371,000 primarily as a result of a decrease in indebtedness and decreases in interest rates due to the restructuring of certain indebtedness, which were partially offset by the imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation and an increase in the prime rate. The decrease in indebtedness is primarily the result of the full satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditors, however, this decline will be partially offset in the future by the increasing interest, including accreted interest, on the $9 million of notes to be issued in connection with the settlement of the shareholder litigation.

        Claim settlement and other litigation losses represent additional provisions for the potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and the settlement of certain litigation matters.

        DVL's discontinued operations resulted in net income of $15,000 in 1994 and a net loss of $87,000 in 1993. The increase resulted from a decrease in the costs incurred to service and liquidate DVCC's remaining portfolio. No material loss is anticipated on the liquidation of the remaining loans.

LIQUIDITY AND CAPITAL RESOURCES

        DVL continues to experience liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with the proceeds from the sale or refinancing of assets, equity financings and potential profits from new business ventures. There is risk that DVL may not be able to raise the necessary funds with which to continue operations.
        DVL's revocation of its election to be taxed as a REIT effective January
1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income and will allow DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $66 million which it may use as a "C" Corporation to offset future taxable income, if any, and subject to certain limitations, from federal income taxes.
        DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's two remaining unsettled creditors.

        In February 1994, a creditor provided DVL with $1.3 million of non-
recourse second mortgage financing in connection with DVL's
acquisition of a
residential development of improved and unimproved land in
Beaufort, South
Carolina.  Under the terms of this financing, the creditor is entitled to
receive interest at prime plus 2%, as well as from 25% to 45% of the profit from
the sale of such land parcels based upon the date of the full repayment of the
loan.
        In May 1994, a creditor provided FMF a $2 million revolving credit
facility enabling FMF to finance its lending activities.
Management is
currently attempting to expand this facility to meet the
anticipated loan volume
in the future.
                                       13

       In July 1994, DVL liquidated a loan for $1,069,000, of which $645,000 was used to satisfy indebtedness and the balance is expected to be used in operations. A partnership mortgage also collateralizing the satisfied indebtedness was returned to DVL. DVL realized a loss of $128,000 as a result of this liquidation which was fully provided for at June 30, 1994.
            At June 30, 1994, DVL continued to be in default for non-payment of scheduled interest and/or principal payments on approximately $17 million of indebtedness and is currently negotiating to restructure payment terms with its remaining unsettled creditors. The goal of such restructuring is twofold; to obtain a reduction of the total indebtedness and to establish an acceptable payment schedule with such creditors. DVL has placed $1 million in escrow in connection with proposed settlements with these creditors. If the above settlements are finalized as proposed, DVL would recognize substantial gains on such settlements. There can be no assurance that these negotiations or settlements will be finalized as described above. The proposed settlements call for DVL to make significant cash payments in the future and there can be no assurance that DVL will be able to meet such payment obligations if the settlements are finalized as currently proposed. In addition, if DVL does not meet its previously settled mandatory repayment requirements to certain creditors, it will be in default of these loans and is at risk of losing all of the related collateral.
        In addition, DVL is pursuing new business activities in an attempt to reduce its operating cash flow deficiency. The start-up costs and initial operating losses of FMF have been significant and there can be no assurance that
FMF will be able to obtain the financing necessary to generate the loan volume needed to operate at a profitable level. Furthermore, the sales and development of DVL's real estate projects have progressed more slowly than originally projected and management is considering wholesaling all or a portion of its projects instead of further development. There can be no assurance that any potential profits from DVL's new business ventures, if realized, will be sufficient to meet any future DVL cash flow deficiencies.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES

        DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Although management has restructured certain indebtedness and is negotiating to restructure its remaining unsettled indebtedness to fixed rates, DVL's indebtedness continues to be primarily at variable rates. Therefore, currently, decreases in interest rates are generally expected to have a positive effect on DVL's earnings while increases in interest rates are generally expected to have a negative effect on DVL's earnings. In addition, DVL's new business ventures may be affected by interest rates. FMF's cost of financing its fixed rate loans is expected to be inversely affected by changes in interest rates. The value of DVL's residential real estate held for resale may also be affected by changes in interest rates, as well as by inflation. Other than as manifested in interest rates inflation has not had a significant effect on DVL's net income for the past five years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Substantial progress has been made in settling various
litigation
brought against DVL, its Board members and certain current and former officers
and affiliates by shareholders, banks and others.  The following is a summary
of the status of all material outstanding cases.
        Numerous shareholder class action suits commenced since
1990 were filed
in various jurisdictions and consolidated in the United States
District Court,
Southern District of New York on February 28, 1991, in one
consolidated action
entitled In Re:  Del-Val Financial Corp. Securities Litigation
Master File No.
MDL 872 ("In Re Del-Val").
                                       14
        In In Re Del-Val, a settlement has been approved by the court in which
DVL would issue to plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate value is less than $1,340,000); (ii) $9 million of notes due in ten (10) years with interest at 10% payable in kind for five (5) years, callable after the third year and payable on the tenth year with cash or DVL common stock equal to 110% of the face value of the notes; and (iii) the greater of $1.4 million or 40% of the net proceeds from Federal Insurance, described below. At
June 30, 1994, management reflected the common stock and notes as to be issued and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992. DVL and related defendants have cross claimed against Deloitte and Touche ("Deloitte"), DVL's former accountant, and have demanded indemnification or contribution from
Deloitte. Deloitte has also cross-claimed against DVL and related defendants in In Re Del-Val.
        A suit entitled Donald Levy, et al. v. Roger D. Stern, et al. ("Levy"), originally filed as a class action suit against current and former directors of
DVL in the Court of Chancery in New Castle County, Delaware on
February 13,
1991, has not been consolidated with the other class action suits and plaintiffs have revised their complaint to proceed on behalf of certain individuals as opposed to a class action. The revised complaint was filed on or about May 4,
1994 against the same current and former directors of DVL and alleges breaches of fiduciary duty of care and candor. This action is in the discovery stage and it is too early to predict a likely outcome.
        DVL is subject to three shareholder derivative suits. The first is
Phyllis Rye, on Behalf of Herself In The Right of Del-Val Financial
Corporation
v. Roger Stern, et al. ("Rye"), filed in the United States District
Court,
Southern District of New York on May 13, 1991 and is scheduled for trial in late
1994.  The other two derivative suits are entitled Del-Val
Financial Corp.
derivatively by Hilda Weigart v. Roger D. Stern, et al.
("Weigart"), and Del-Val
Financial Corp. derivatively by Miriam Feinberg v. Roger D. Stern, et al.
("Feinberg"), and were filed in the Superior Court of New
Jersey-Law Division-
Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the
Superior Court for Bergen County, New Jersey have stayed all proceedings in the
New Jersey cases.
        Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, In Re Kenbee Limited Partnerships
Litigation, have named DVL in a case entitled Faye Crawford, et al.
v. Roger
Stern, et al. ("Crawford"), filed in the Court of Common Pleas in the State of
South Carolina on September 23, 1993, in which plaintiffs allege violations of
RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and seek damages of $425,000 plus attorney fees, expenses and interest. The case was removed to Federal Court where plaintiff's filed an amended complaint.

        DVL, its President and a Senior Vice President have been named as defendants in an action brought by a former employee of Kenbee entitled Michael
A. Becker v. Kenbee Management, Inc. et al. ("Becker"), and filed in the
Superior Court of New Jersey, Bergen County Law Division on
September 22, 1993.
In Becker, plaintiff alleges violations of the New Jersey Law
Against
Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander per se.
Defendants have answered the complaint, successfully moved to dismiss certain counts and commenced limited discovery. Plaintiff was then given leave to amend and filed an amended complaint, which Defendants have answered. More extensive discovery is ongoing.

        In November 1993, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against DVL's Treasurer in connection with certain events related to the 1990 stock offering and price decline. Without admitting or denying the allegations of the complaint, the Treasurer has agreed and the Commission has consented to the issuance of a cease and desist order. Such order will not affect the ability of the Treasurer to perform his duties for DVL.

        DVL has incurred significant legal costs, and continues to incur such costs at a reduced amount, for the aforementioned litigation and investigations. Federal
Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, has declined to cover DVL for these legal costs and any liability. DVL commenced an action against its insurance broker and Federal entitled Del-Val
Financial Corporation, et al. v. Federal Insurance Company et al.
("Federal
Insurance") on September 23, 1991 in the Supreme Court of the State of New York,
County of New York in which DVL alleges negligence against its broker and seeks declaratory and injunctive relief against Federal. DVL has also named Federal as a third party defendant in the consolidated Weigart and Feinberg cases, which have been stayed.

        DVL has been named in an action for contractual indemnity, equitable indemnity and declaratory relief in a matter entitled Vanguard Capital v. Kenbee
Management, Inc. et. al. filed in the Superior Court in the State of California on
March 21, 1994. This action is based on a complaint by an investor in an affiliated limited partnership that the investor's broker sold her an unsuitable investment.
The broker is seeking indemnity against DVL and others. DVL intends to vigorously defend against this claim.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        At June 30, 1994, DVL had approximately $17 million of indebtedness in default for non-payment of scheduled interest and/or principal payments, as well as failure to comply with certain other loan covenants. DVL is currently negotiating to restructure the payment terms with its two remaining unsettled creditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        There were no reports on Form 8-K filed during the three months ended June
30, 1994.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.


By:____________________________

                                           Joel Zbar, Treasurer and
                                           Chief Accounting Officer
August 12, 1994
                                       16