Form 10-Q
period 1994-09-30
DVL INC /DE/
filed 1994-11-18
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                  FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1994
                               ------------------------------------------------
                                     OR
[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number:    1-8356

                                  DVL, Inc.
- - --------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858
- - -------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                  07603
- - -------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code      (201) 487-1300
                                                        --------------

- - -------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at November 16, 1994
- - -----------------------------             --------------------------------
Common Stock, $1.00 par value                      8,513,200


                        DVL, INC. AND SUBSIDIARIES

                                 INDEX













Part I.     Financial Information:                                  Page No.
                                                                    --------

            Consolidated Balance Sheets -
            September 30, 1994 and December 31, 1993                    1

            Consolidated Statements of Operations -
            Three Months Ended September 30, 1994 and 1993              3
            Nine Months Ended September 30, 1994 and 1993               5

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1994 and 1993               7

            Notes to Consolidated Financial Statements                  9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              13



Part II.    Other Information:

            Legal Proceedings                                          17

            Defaults upon Senior Securities                            20

            Exhibits and Reports on Form 8-K                           20


Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                    September 30, December 31,
                                                        1994         1993
                                                    ------------  ------------
                                                    (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $53,682 and $52,022, respectively)   $ 68,967      $ 80,767
     Unearned interest                               (18,186)      (20,426)
                                                    --------      --------
     Net mortgage loans receivable from affiliated
      partnerships (including non-performing loans
      of $4,227 and $4,546, respectively)             50,781        60,341

   Others:
     Other mortgage loans                              1,407         1,459
     Loans collateralized by limited partnership
      interests due from limited partners (including
      $4,560 and $5,226 of non-performing loans,
      respectively)                                    4,861         6,031
                                                    --------      --------
 Total loans receivable                               57,049        67,831
 Allowance for loan losses (E)                         9,196         7,034
                                                    --------      --------
 Net loans receivable                                 47,853        60,797

 Cash (including restricted cash of $1,087 and
  $185, respectively) (B)                              1,273           541
 Due from affiliated partnerships (net of an
  allowance for loss of $2,444 and $2,490,
  respectively)                                          200           266
 Investments
   Real estate at cost - pledged                         497           497
   Real estate lease interests                         2,611         2,623
   Affiliated limited partnerships                     4,508         4,497
   Other investments                                     923           949
 Other assets                                            555           632
 Net assets of discontinued operations (C)               748         1,246
                                                    --------      --------
        Total assets                                $ 59,168      $ 72,048
                                                    ========      ========

[FN]

See accompanying to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                   September 30,  December 31,
                                                       1994           1993
                                                   ------------   -----------
                                                   (unaudited)
Liabilities:
  Debt in default for non-payment - partially
   collateralized (B)                              $ 12,202       $ 13,507
  Accrued interest on debt in default for
   non-payment (B)                                    5,015          4,272
  Short-term debt (H)                                   215          2,613
  Long-term debt                                     28,911         33,714
  Notes to be issued pursuant to shareholder
   litigation settlement (G)                          4,235          3,690
  Convertible subordinated debentures                   445            438
  Accrued liability for shareholder litigation
   settlement (G)                                     1,810          1,810
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates                      487          1,171
  Accounts payable and accrued liabilities            2,981          3,768
                                                   --------       --------
    Total liabilities                                56,301         64,983
                                                   --------       --------
Deferred credits                                      1,461          1,405
                                                   --------       --------

Commitments and contingent liabilities (F)

Shareholders' equity:
  Common stock, $1 par value, authorized -
   16,000,000 shares, issued and to be issued -
   8,513,200 and 8,103,043, respectively              8,513          8,103
  Additional paid-in capital                         84,074         84,100
  Deficit                                           (91,181)       (86,543)
                                                   --------       --------
    Total shareholders' equity                        1,406          5,660
                                                   --------       --------

    Total liabilities and
     shareholders' equity                          $ 59,168       $ 72,048
                                                   ========       ========


[FN]





See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                        1994*       1993
                                                      ---------   ---------
Income from affiliates (B)
  Interest on mortgage loans                          $     491   $     532
  Management fees from partnerships                         119           -
  Transaction and other fees from partnerships                8           -
  Rent income                                                 8           7
Income from others
  Interest on loans to limited partners                     102          61
  Other interest                                              8           1
                                                      ---------   ---------
                                                            736         601
Operating expenses                                    ---------   ---------
  General and administrative                                368         398
  Legal and professional fees                               120         202
  Net provision for losses                                2,026         364
Interest expense                                            959       1,017
Loss on investment in First Mechanics
 Finance Company (D)                                        851           -
Claim settlement and other litigation losses                 22         530
                                                      ---------   ---------
                                                          4,346       2,511
                                                      ---------   ---------
Loss before gain on sales of real estate                 (3,610)     (1,910)
Gain on sales of real estate to affiliates                    2           3
                                                      ---------   ----------
Loss from continuing operations                          (3,608)     (1,907)
Loss from discontinued operations (C)                       (80)       (228)
                                                      ---------   ---------
Loss before extraordinary gain                           (3,688)     (2,135)
Extraordinary gain on the settlement
 of indebtedness (H)                                          -       3,435
                                                      ---------   ---------
  Net income (loss)                                   $  (3,688)  $   1,300
                                                      =========   =========








[FN]

* - Reflects reclassification of expenses for loss on investment in First Mechanics Finance Company.

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (continued)
                                (unaudited)
                                                        Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                        1994        1993
                                                      ---------   ---------
Earnings (loss) per share (J):
 Primary
   Loss from continuing operations                    $    (.43)  $    (.26)
   Loss from discontinued operations                       (.01)       (.03)
                                                      ---------   ---------
   Loss before extraordinary gain                          (.44)       (.29)
   Extraordinary gain on the settlement of
    indebtedness                                              -         .47
                                                      ---------   ---------
   Net income (loss)                                  $    (.44)  $     .18
                                                      =========   =========
 Fully diluted:
   Loss from continuing operations                    $    (.43)  $    (.23)
   Loss from discontinued operations                       (.01)       (.03)
                                                      ---------   ---------
   Loss before extraordinary gain                          (.44)       (.26)
   Extraordinary gain on the settlement of
    indebtedness                                              -         .42
                                                      ---------   ---------

Net income (loss)                                     $    (.44)  $     .16
                                                      =========   =========
   Weighted average shares outstanding
    Primary                                           8,472,450   7,396,005
                                                      =========   =========
    Fully diluted                                     8,472,450   8,087,150
                                                      =========   =========
















[FN]

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                         1994       1993
                                                      ---------   ---------
Income from affiliates (B)
  Interest on mortgage loans (including $354
   realized upon the early satisfaction of
   certain loans in 1994)                             $   1,783   $   1,890
  Management fees from partnerships                         384         118
  Transaction and other fees from partnerships              445           -
  Rent income                                                23          77
Income from others
  Interest on loans to limited partners                     267         209
  Other interest                                             27           4
                                                      ---------   ---------
                                                          2,929       2,298
                                                      ---------   ---------
Operating expenses
  General and administrative                              1,607       2,238
  Legal and professional fees                               346         514
  Depreciation of real estate assets                          -           4
  Net provision for losses                                2,753         141
Interest expense                                          2,912       3,341
Loss on investment in First Mechanics
 Finance Company (D)                                      1,234           -
Claim settlement and other litigation losses                592         562
                                                      ---------   ---------
                                                          9,444       6,800
                                                      ---------   ---------
Loss before gain on sales of real estate                 (6,515)     (4,502)
Gain on sales of real estate to affiliates                    7          13
                                                      ---------   ---------
Loss from continuing operations                          (6,508)     (4,489)
Loss from discontinued operations (C)                       (65)       (315)
                                                      ---------   ---------
Loss before extraordinary gain                           (6,573)     (4,804)
Extraordinary gain on the settlement
 of indebtedness (H)                                      1,935       5,945
                                                      ---------   ---------
  Net income (loss)                                   $  (4,638)  $   1,141
                                                      =========   =========






[FN]

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)
                                (unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                         1994       1993
                                                      ---------   ---------
Earnings (loss) per share (J):
 Primary
   Loss from continuing operations                    $    (.78)  $    (.61)
   Loss from discontinued operations                       (.01)       (.04)
                                                      ---------   ---------
   Loss before extraordinary gain                          (.79)       (.65)
   Extraordinary gain on the settlement of
    indebtedness                                            .23         .81
                                                      ---------   ---------
   Net income (loss)                                  $    (.56)  $     .16
                                                      =========   =========
 Fully diluted
   Loss from continuing operations                    $    (.78)  $    (.56)
   Loss from discontinued operations                       (.01)       (.04)
                                                      ---------   ---------
   Loss before extraordinary gain                          (.79)       (.60)
   Extraordinary gain on the settlement of
    indebtedness                                            .23         .75
                                                      ---------   ---------
   Net income (loss)                                  $    (.56)  $     .15
                                                      =========   =========
   Weighted average shares outstanding
    Primary                                           8,292,970   7,308,571
                                                      =========   =========

    Fully diluted                                     8,292,970   7,957,314
                                                      =========   =========















[FN]


See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                              -----------------------
                                                 1994          1993
                                              ---------     ---------
Cash flows from operating activities
  Loss from continuing operations             $ (6,508)     $ (4,489)
  Adjustments to reconcile net cash provided
   by operating activities
    Net provision for losses                     2,753           141
    Loss from investment in First Mechanics
     Finance Company                             1,234             -
    Claim settlement and other litigation
     losses                                        592           362
    Depreciation and amortization                   79           169
    Decrease in unearned interest on loans
     receivable                                   (369)         (366)
    Net increase in payables                       320         2,372
    Imputed interest on notes to be issued         545             -
    Amortization of deferred credits                (7)          (13)
    Increase in deferred credits                    63             -
    Net increase in other assets                   (47)         (128)
  Net cash provided by (used in)
   discontinued operations                          12          (558)
                                              --------      --------
     Net cash used in
      operating activities                      (1,333)       (2,510)
                                              --------      --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                 8,919         4,823
  Fundings of other loans receivable                 -          (108)
  Proceeds from sale of real estate acquired
   for resale                                        -            76
  Net collections on amounts due from
   affiliated partnerships                          66            23
  Distributions received on limited
   partnership and other investments               219            96
  Net collections on real estate lease
   interests                                         -            53
  Acquisition of limited partnership
   interests                                      (113)            -
  Loss from investment in First Mechanics
   Finance Company                              (1,234)            -
  Net cash provided by discontinued
   investing activities                            503         5,432
                                              --------      --------
     Net cash provided by
      investing activities                       8,360        10,395
                                              --------      --------

[FN]
See accompanying notes to consolidated financial statements.
                                       7

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                Nine Months Ended
                                                  September 30,
                                              ----------------------
                                                1994          1993
                                              ---------     --------
Cash flows from financing activities
  Proceeds from issuance of subordinated
   debentures                                        -            16
  Decrease in amounts due from
   Kenbee Management, Inc.                           -           275
  Increase in indebtedness                         640             -
  Repayment of indebtedness                     (6,551)       (3,539)
  Repayment of guaranteed indebtedness            (384)            -
  Net cash used in discontinued
   financing activities                              -        (4,525)
                                              --------      --------

  Net cash used in financing activities         (6,295)       (7,773)
                                              --------      --------

  Net increase in cash                             732           112
  Cash - beginning                                 541           149
                                              --------      --------
  Cash - end                                  $  1,273      $    261
                                              ========      ========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    732      $  1,682
                                              ========      ========
Supplemental disclosure of non-cash
 investing and financing activities:

   Net effect of sale of real estate
    acquired for resale                       $      -      $    381
                                              ========      ========
   Net reduction in indebtedness upon
    transfer of assets to creditor            $      -      $ 10,209
                                              ========      ========
   Net reduction in indebtedness pursuant
    to creditor settlements                   $  1,935      $  5,945
                                              ========      ========
   Increase in long-term debt upon
    capitalization of accrued interest
    and other payables                        $    784      $    804
                                              ========      ========
   Reduction in indebtedness upon
    issuance of common stock                  $    382      $     79
                                              ========      ========

[FN]
See accompanying notes to consolidated financial statements.
                                       8
                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the nine months ended September 30, 1994 should not be regarded as necessarily indicative of the results that may be expected for the full year.

(B) DVL continues to experience severe liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. The majority of DVL's assets consist of mortgage loans to affiliated partnerships. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages require the mortgage debt service to be used to pay liens senior to DVL's. Although DVL has completed settlements with the majority of its creditors, it remains in default for non-payment of principal and
interest on $17 million of its indebtedness.   DVL has made significant progress
in its negotiations with its two remaining unsettled creditors to restructure the payment terms of such loans and has placed $1 million in escrow in connection with proposed settlements with such creditors.

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements. As a result, DVL is liquidating and refinancing certain assets and is seeking equity based financings in order to satisfy indebtedness and meet its operating cash flow deficiency. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's two remaining unsettled creditors. DVL also received $.2 million in fees for arranging similar financings for partnerships where DVL did not hold a mortgage. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt payments.

        During 1993 and 1994, DVL began to pursue two new business ventures which involved the acquisition, development and resale of residential real estate, and the commercial financing of tool purchases by automobile mechanics. The sales and development of DVL's real estate projects progressed more slowly than originally projected and DVL is currently attempting to wholesale all its remaining properties to satisfy indebtedness and generate cash flow to offset its operating deficiency (see Note C). Furthermore, the start-up costs and initial operating losses of the commercial tool financing business were significantly greater than originally anticipated. As DVL could not continue to fund such costs, DVL entered into an agreement giving the president of this subsidiary the option to purchase the business, whereby DVL may recoup a portion of its investment (see Note D). By divesting itself of these new business ventures, DVL is focusing on its existing business of real estate management and finance in an effort to maximize the value of its remaining assets.

        In October 1994, Alan E. Casnoff assumed the position of President and Chief Executive Officer of DVL. Ben S. Read, Jr., DVL's former President, subsequently resigned from all positions with DVL, its affiliates and subsidiaries.


                                        9
        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness, (2) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and make payments to its creditors, (3) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, and (4) the return to profitable operations in the future. If DVL is unsuccessful in achieving a short-term solution to its liquidity problems, and, moreover, solutions to cure its remaining loan defaults and return it to profitable operations, then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(C) As DVL has ceased the acquisition of real estate development projects and is attempting to liquidate its remaining projects, these activities are accounted for as a discontinued operation in these financial statements with the assets presented net of non-recourse indebtedness of $3,317,000 at September 30, 1994.

        DVL acquired interests in four real estate projects, three of which were acquired on January 1, 1994 through DVL's acquisition of RH Interests, Inc. ("RH") from Kenbee Management, Inc. ("Kenbee"), which was formerly DVL's manager and its largest debtor. RH was formed in April 1993 as a wholly-owned subsidiary of Kenbee to temporarily provide administrative and managerial services for partnerships where DVL is the general partner, and to temporarily develop new business opportunities in the residential real estate development business pending DVL's election not to be taxed as a real estate investment trust ("REIT"). RH's only assets are its interests in three residential real estate projects.

        In October 1994 and November 1994, DVL liquidated its interests in two of its real estate projects at no gain or loss. DVL has been unable to attract a buyer for its third project and expects to lose this property through a foreclosure in the future, for which it fully reserved a loss of $67,000. DVL has entered into a non-binding agreement to sell its final real estate project and management does not anticipate a loss upon the final liquidation of this project.

        Furthermore, DVL continues to liquidate Del-Val Capital Corp.'s ("DVCC") assets and therefore, DVCC is also accounted for as a discontinued operation in these financial statements. In May 1994, DVCC sold one loan at its carrying value and pledged one of its remaining loans as collateral for a DVL loan. No material loss is anticipated on the ultimate liquidation of the remaining loans.

(D) In April 1994, DVL formed First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase loan contracts from local tool dealers made to finance tool purchases by automobile mechanics. In May 1994, FMF entered into a $2 million revolving credit agreement with an unaffiliated financial institution to finance its lending activities. In October 1994, DVL entered into an agreement giving FMF's president an option to purchase this subsidiary in order to eliminate the funding of FMF's operating cash flow deficiency and to potentially recoup a portion of DVL's investment. Although the terms of the option call for DVL to receive $850,000 in varying installments over a three year period, no value was assigned to the potential receivable of the option agreement. If the option is not exercised, DVL intends to cease FMF's operations. The results of FMF's operations were not consolidated in these financial statements as FMF is reflected as a temporary investment.


                                      10
(E) Management's evaluations of the collateral underlying each loan in DVL's portfolio previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of loans to meet its operating cash flow deficiency and its mandatory payment obligations on certain indebtedness. To date, DVL has been unable to liquidate assets to meet two mandatory payment obligations due on December 31, 1994 totalling approximately $1.4 million. If DVL is unable to meet one of such obligations of approximately $1.2 million, the lender may liquidate two of the six DVL mortgages which collateralize this debt. For DVL's other mandatory payment obligation of approximately $200,000, the lender has full recourse against DVL. DVL provided for an additional loss of $1,750,000 during the three months ended September 30, 1994 as a result of the potential forced asset liquidations to meet such obligations.

(F) In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as a guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the guarantee. The settlement was fully reserved for in 1993.

(G) In December 1993, DVL reached a settlement in the shareholder class action litigation which calls for DVL to issue 900,000 shares of DVL common stock at a guaranteed value of $1.50 per share and notes with a face value of $9 million and to make a payment of cash or common stock of $1.4 million. At September 30, 1994 and December 31, 1993, management reflected the common stock and notes as to be issued and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes are due in ten years, bear interest at 10% per annum payable in kind for five years, are callable after the third year, are payable in cash or common stock at DVL's option and were valued at $3.69 million by an independent investment banker. Commencing January 1994, interest on such notes is imputed based upon an effective interest rate of approximately 19%. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992.

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

                                      11


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











































                                      12
                     MANAGEMENT'S DISCUSSION AND ANALYSIS Of
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        DVL continues to experience severe liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages require the mortgage debt service to be used to pay liens senior to DVL's. DVL is also a defendant in certain remaining litigation. See "Legal Proceedings". Although DVL has made significant progress in its negotiations with its two remaining unsettled creditors, DVL remains in default on principal and interest payments on approximately $17 million of its indebtedness. Furthermore, DVL has been unable to liquidate assets to meet mandatory payment obligations due December 31, 1994 totalling approximately $1.4 million on two of its previously restructured debts.

        To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with the proceeds from the sale or refinancing of assets and equity borrowings. There is a risk that DVL may not be able to raise the necessary funds with which to continue operations. If DVL is unable to raise the necessary funds to continue operating, it may be forced to file for protection from creditors in accordance with Chapter 11 of the United States Bankruptcy Code.

        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness, (2) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and make payments to its creditors, (3) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, and (4) the return to profitable operations in the future. If DVL is unsuccessful in achieving a short-term solution to its liquidity problems, and moreover, solutions to cure remaining loan defaults and return it to profitable operations, then it may not be able to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1993

        DVL realized a net loss of $3,688,000 for the three months ended September 30, 1994, as compared to net income of $1,300,000 for the corresponding 1993 period, a change of $4,988,000. The change was primarily a result of decreased extraordinary gains realized upon creditor settlements, additional loss provisions for potential forced asset liquidations and the loss incurred on the investment in FMF. The effects of these items and the other factors contributing to DVL's operating results are as follows:

        Interest income on mortgage loans due from affiliates decreased by $41,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of the partnership properties.

        Management fees from partnerships increased by $119,000 as a result of DVL's management of its affiliated partnerships for all of 1994 after the termination of its management agreement with RH effective January 1, 1994.

                                       13
        Transaction and other fees from partnerships aggregating $8,000 in 1994 represent the fees received upon the refinancing or sale of certain partnership properties.

        Interest income on loans to limited partners increased by $41,000 due to better than expected collections on the non-performing portion of this portfolio, partially offset by a decrease in the average outstanding balances of the performing portion of this portfolio.

        Other interest income increased by $7,000 primarily as a result of the earnings on DVL's restricted cash balances in 1994.

        General and administrative expenses decreased by $30,000 primarily as a result of a decrease in the value of performance units granted to certain officers and the allocation of overhead to FMF, partially offset by an increase in shareholder and other operating expenses.

        Legal and professional fees decreased by $82,000 primarily as a result of a decrease in activity in certain legal matters in 1994. Although such fees are expected to continue until DVL settles its remaining litigation and restructures its remaining unsettled indebtedness, management anticipates a reduction in such fees in the future.

        Management provided for a loss $2,026,000 during the three months ended September 30, 1994, which was primarily a result of potential losses to be incurred upon the forced liquidation of assets to meet December 31, 1994 mandatory payment obligations on certain indebtedness and for the liquidation of assets to fund DVL's operating cash flow deficiency.

        Interest expense decreased by $58,000 primarily as a result of a decrease in indebtedness, partially offset by $190,000 of imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation and by an increase in the prime rate. The decrease in indebtedness is primarily the result of the refinancing of assets collateralizing certain indebtedness in 1994 and the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditors, however, this decline will be partially offset in the future by the increasing interest, including accreted interest, on the $9 million of notes to be issued in connection with the settlement of the shareholder litigation.

        The loss on the investment in FMF in 1994 represents DVL's investment to fund FMF's initial operations, before any potential recoupment due to the potential sale of FMF. The loss included $188,000 of overhead allocated to FMF by DVL.

        Claim settlement and other litigation losses represent provisions for potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and the settlement of certain litigation matters.

        DVL's discontinued operations resulted in a net loss of $80,000 in 1994 and a net loss of $228,000 in 1993. The loss in 1994 resulted primarily from a provision for loss on one of DVL's real estate projects, while the loss in 1993 represents the losses incurred upon the liquidation of DVCC's loan portfolio. No material loss is anticipated on the liquidation of the remaining real estate projects or DVCC loans.

                                        14

NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1993

        DVL realized a net loss of $4,638,000 for the nine months ended September 30, 1994, as compared to net income of $1,141,000 for the corresponding 1993 period, a change of $5,779,000. The increase in the loss was primarily a result of additional provisions for loan and other losses, the loss incurred on the investment in FMF and decreased extraordinary gains realized upon creditor settlements, which were partially offset by an increase in fees received from partnerships and a reduction in the value of performance units granted to certain officers. The effects of these items and the other factors contributing to the net losses are as follows:

        Interest income on mortgage loans due from affiliates decreased by $107,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of the partnership properties, partially offset by the income realized upon the satisfaction of certain loans from the sale of the partnership properties.

        Management fees from partnerships increased by $266,000 as a result of DVL's management of its affiliated partnerships for all of 1994 after the termination of its management agreement with RH effective January 1, 1994.

       Transaction and other fees from partnerships aggregating $445,000 in 1994 represent the fees received upon the refinancing or sale of certain partnership properties.

        Rent income from affiliated partnerships decreased by $54,000 as a result of the settlement of litigation and the restructuring of one of DVL's loans whereby DVL transferred its economic interest in three of its properties to affiliated partnerships in 1993.

        Interest income on loans to limited partners increased by $58,000 due to better than expected collections on the non-performing portion of this portfolio, partially offset by a decrease in the average outstanding balances of the performing portion of this portfolio.

        Other interest income increased by $23,000 primarily as a result of the earnings on DVL's restricted cash balances in 1994.

        General and administrative expenses decreased by $631,000 primarily as a result of a decrease in the value of performance units granted to certain officers of $264,000 in 1994 as opposed to the accrual of $570,000 for the value of such units in 1993, and due to the allocation of overhead to FMF. These decreases were partially offset by an increase in employee compensation.

        Legal and professional fees decreased by $168,000 primarily as a result of a decrease in activity in certain legal matters in 1994. Although such fees are expected to continue until DVL settles its remaining litigation and restructures its remaining unsettled indebtedness, management anticipates a reduction in such fees in the future.

        Management provided for a loss of $2,753,000 during the nine months ended September 30, 1994, which was primarily a result of potential losses to be incurred upon the forced liquidation of assets to meet December 31, 1994 mandatory payment obligations on certain indebtedness and for losses incurred upon the liquidation of assets to fund DVL's operating cash flow deficiency. Furthermore, DVL provided for losses based upon updated information on certain properties.

                                       15
        Interest expense decreased by $429,000 primarily as a result of a decrease in indebtedness and decreases in interest rates due to the restructuring of certain indebtedness, which were partially offset by $544,000 of imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation and by an increase in the prime rate. The decrease in indebtedness is primarily the result of the full satisfaction of certain indebtedness pursuant to debt restructurings in 1993, as well as the principal payments made from the refinancing of and collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditors, however, this decline will be partially offset in the future by the increasing interest, including accreted interest, on the $9 million of notes to be issued in connection with the settlement of the shareholder litigation.

        Claim settlement and other litigation losses represent additional provisions for the potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and the settlement of certain litigation matters.

        The loss on the investment in FMF in 1994 represents DVL's cash investment to fund FMF's initial operations, before any potential recoupment due to the potential sale of FMF. The loss included $323,000 of overhead allocated to FMF by DVL.

        DVL's discontinued operations resulted in a net loss of $65,000 in 1994 and a net loss of $315,000 in 1993. The loss in 1994 resulted primarily from a provision for loss on one of DVL's real estate projects, while the loss in 1993 represents the losses incurred upon the liquidation of DVCC's loan portfolio. No material loss is anticipated on the liquidation of the remaining real estate projects or DVCC loans.

LIQUIDITY AND CAPITAL RESOURCES

        DVL continues to experience severe liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with the proceeds from the sale or refinancing of assets and equity financings. There is risk that DVL may not be able to raise the necessary funds with which to continue operations.

        DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income and will allow DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $66 million which it may use as a "C" Corporation to offset future taxable income, if any, and, subject to certain limitations, from federal income taxes.

        DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's two remaining unsettled creditors. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations has diminished considerably.

                                     16
        At September 30, 1994, DVL continued to be in default for non-payment of scheduled interest and/or principal payments on approximately $18 million of indebtedness, however, DVL has made significant progress in its negotiations to restructure payment terms with its remaining unsettled creditors. The goal of such restructuring is twofold; to obtain a reduction of the total indebtedness and to establish an acceptable payment schedule with such creditors. DVL has placed approximately $1 million in escrow in connection with proposed settlements with these creditors. There can be no assurance that these negotiations or settlements will be finalized as described above. The proposed settlements require DVL to make significant cash payments in the future and there can be no assurance that DVL will be able to meet such payment obligations. If the above settlements are finalized as proposed and DVL is able to meet its future payment obligations, DVL would recognize substantial gains on such settlements. If DVL does not meet its previously settled mandatory repayment requirements to certain creditors, it will be in default of these loans and is at risk of losing all or a portion of the related collateral.

        DVL may not be able to meet the mandatory repayments due on December 31, 1994 on two of its previously restructured debts. DVL is currently negotiating with one of such creditors in an attempt to obtain a waiver of the requirement to pay the remaining portion of a mandatory payment due by December 31, 1994 of approximately $200,000. DVL is also attempting to liquidate certain assets to meet its other December 31, 1994 mandatory payment obligation of approximately $1,200,000. If DVL is unable to meet this obligation, the lender may liquidate two of the six DVL mortgages collateralizing this debt at a price which my be substantially below DVL's carrying value in such mortgages.

       In July 1994, DVL liquidated a loan for $1,069,000, of which $645,000 was used to satisfy indebtedness and the balance was used in operations. A partnership mortgage also collateralizing the satisfied indebtedness was returned to DVL. DVL realized a loss of $128,000 as a result of this liquidation.

        DVL ceased pursuing two new business ventures involving the acquisition, development and resale of residential real estate, and the commercial financing of tool purchases by automobile mechanics. DVL is currently focusing on it core business of real estate management and finance in an effort to reduce costs and maximize the value of its remaining assets.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES

        DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Although management has restructured certain indebtedness and is negotiating to restructure its remaining unsettled indebtedness to fixed rates, DVL's indebtedness continues to be primarily at variable rates. Therefore, currently, decreases in interest rates are generally expected to have a positive effect on DVL's earnings while increases in interest rates are generally expected to have a negative effect on DVL's earnings. Other than as manifested in interest rates, inflation has not had a significant effect on DVL's net income for the past five years.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Substantial progress has been made in settling various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. The following is a summary of the status of all material outstanding cases.


                                       17
        Numerous shareholder class action suits commenced since 1990 were filed in various jurisdictions and consolidated in the United States District Court, Southern District of New York on February 28, 1991, in one consolidated action entitled In Re: Del-Val Financial Corp. Securities Litigation Master File No. MDL 872 ("In Re Del-Val").


        In In Re Del-Val, a settlement has been approved by the court in which DVL would issue to plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate value is less than $1,340,000); (ii) $9 million of notes due in ten (10) years with interest at 10% payable in kind for five (5) years, callable after the third year and payable on the tenth year with cash or DVL common stock equal to 110% of the face value of the notes; and (iii) the greater of $1.4 million or 40% of the net proceeds from Federal Insurance, described below. At June 30, 1994, management reflected the common stock and notes as to be issued and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992. DVL and related defendants have cross claimed against Deloitte and Touche ("Deloitte"), DVL's former accountant, and have demanded indemnification or contribution from Deloitte. Deloitte has cross-claimed against DVL and related defendants in In Re Del-Val. The court has issued an opinion and order in connection with cross motions for summary judgement filed by DVL and Deloitte. In that opinion and order, the court ruled that Deloitte was not entitled to indemnification or contribution on the state law claims, that Deloitte's cross claims for indemnification or contribution against DVL are dismissed and that DVL has a right to contribution by Deloitte on the settlement.

        A suit entitled Donald Levy, et al. v. Roger D. Stern, et al. ("Levy"), originally filed as a class action suit against current and former directors of DVL in the Court of Chancery in New Castle County, Delaware on February 13, 1991, has not been consolidated with the other class action suits and plaintiffs have revised their complaint to proceed on behalf of certain individuals as opposed to a class action. The revised complaint was filed on or about May 4, 1994 against the same current and former directors of DVL and alleges breaches of fiduciary duty of care and candor. Extensive discovery is continuing in this litigation. It is too early to predict a likely outcome.

        DVL is subject to three shareholder derivative suits. The first is Phyllis Rye, on Behalf of Herself In The Right of Del-Val Financial Corporation
v. Roger Stern, et al. ("Rye"), filed in the United States District Court, Southern District of New York on May 13, 1991 and is scheduled for trial in late 1994. The other two derivative suits are entitled Del-Val Financial Corp. derivatively by Hilda Weigart v. Roger D. Stern, et al. ("Weigart"), and Del-Val Financial Corp. derivatively by Miriam Feinberg v. Roger D. Stern, et al. ("Feinberg"), and were filed in the Superior Court of New Jersey-Law Division-Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the Superior Court for Bergen County, New Jersey have stayed all proceedings in the New Jersey cases.

        Plaintiffs and all Defendants except Deloitte & Touche (the "Settling Defendants") have reached a proposed settlement of Weigart and Feinberg pursuant to a Settlement Agreement dated September 12, 1994 (the "Settlement
Agreement").
Under the Settlement Agreement, any claims against the Settling Defendants have

                                       18
been settled such that all amounts are to be recovered by Plaintiffs exclusively against certain insurance policies held by the Settling Defendants. The matter of approval of the proposed settlement will be heard by the Court in the near future.

        Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, In Re Kenbee Limited Partnerships Litigation, have named DVL in a case entitled Faye Crawford, et al. v. Roger Stern, et al. ("Crawford"), filed in the Court of Common Pleas in the State of South Carolina on September 23, 1993, in which plaintiffs allege violations of RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and seek damages of $425,000 plus attorney fees, expenses and interest. The case was removed to Federal Court and the defendants have answered plaintiff's amended complaint.

        DVL, its former President, Ben S. Read, Jr., and a Senior Vice President have been named as defendants in an action brought by a former employee of Kenbee entitled Michael A. Becker v. Kenbee Management, Inc. et al. ("Becker"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In Becker, plaintiff alleges violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander per se. Defendants have answered the complaint, successfully moved to dismiss certain counts and commenced limited discovery. Plaintiff was then given leave to amend and filed an amended complaint, which Defendants have answered. More extensive discovery is ongoing.

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

        DVL has been named in an action for contractual indemnity, equitable indemnity and declaratory relief in a matter entitled Vanguard Capital v. Kenbee Management, Inc. et. al. filed in the Superior Court in the State of California on March 21, 1994. This action is based on a complaint by an investor in an affiliated limited partnership that the investor's broker sold her an unsuitable investment. The broker is seeking indemnity against DVL and others. DVL has answered this complaint and intends to vigorously defend against this claim.



                                       19
        DVL is a counterclaim defendant in an action entitled Kearny Associates, et al. v. Planning Board of Kearny, et al., pending in the Superior Court of New Jersey, Law Division, Hudson County, Docket Nos. L-5436-92 and L-5978-92. In that case, an action was commenced in the name of Del-Val Financial Corp., as well as Kearny Associates and American Independent Warehouses, Inc., seeking to overturn zoning approvals granted to an adjacent property owner. The Answer filed by Pathmark's corporate entity and the property owner interposed a counterclaim for tortious interference with prospective economic advantage. DVL filed an Answer to the counterclaim denying any liability and raising other defenses. The action was consolidated with a similar action commenced by an adjacent property owner and its tenant entitled LJP Associates v. Planning Board of Kearny, et al..

        The main claims in both actions have been dismissed, leaving the counterclaims which are being pursued. The counterclaim plaintiffs have moved the Court to amend the counterclaims to add as counterclaim defendants Foodtown of Kearny, Inc. and its principal, Martin Vitale, and Kearny ShopRite, Inc. and its principal, Richard Tully, as well as to name DVL as successor to Del-Val Financial Corp. Discovery has proceeded on the counterclaims and is continuing.
DVL intends to vigorously defend against the counterclaim; however, it is too early to predict an outcome.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        At September 30, 1994, DVL had approximately $17 million of indebtedness in default for non-payment of scheduled interest and/or principal payments, as well as failure to comply with certain other loan covenants. DVL is currently negotiating to restructure the payment terms with its two remaining unsettled creditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        DVL filed a report of Form 8-K dated October 1, 1994, which disclosed that Alan E. Casnoff was appointed President and Chief Executive Officer of DVL, Joel Zbar assumed the position of Chief Operating Officer of DVL in addition to his responsibilities as Chief Financial Officer and Ben S. Read, Jr., the former President and Chief Executive Officer of DVL, assumed the position of Chairman of the Board and Chief Executive Officer of FMF.



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.



                                        By:
                                           ------------------------
                                           Joel Zbar, Treasurer and
                                           Chief Financial Officer


November 17, 1994



                                       20