Form 10-K
period 1994-12-31
DVL INC /DE/
filed 1995-04-11
CIK 215639

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994, OR
                          -----------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 1-8356
                    ------
                                     DVL, INC.
- --------------------------------------------------------------------------------
             Exact name of Registrant as specified in its charter)


           Delaware                                     13-2892858
- -------------------------------                  -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

24 River Road, Bogota, New Jersey                       07603
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (201) 487-1300
                                                   --------------
         Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
      -----------------------------             -----------------------
      Common Stock, $1.00 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----         ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 28, 1995 was $2,378,741.

The number of shares outstanding of Common Stock of the Registrant as of March 28, 1995 was 8,593,268.

Part III, Items 10, 11, 12 and 13 are incorporated by reference to the Proxy Statement for DVL, Inc's. 1994 Annual Meeting of Stockholders.
                                 PART I

Item 1.  Business
- -----------------
A.   Business
     --------
     DVL, Inc. ("DVL"), is a Delaware corporation established in 1978. DVL's common stock is traded on the New York Stock Exchange (Symbol:
DVL). The principal address of DVL is 24 River Road, P.O. Box 408, Bogota, New Jersey 07603; telephone number: (201) 487-1300. DVL is a real estate investment, management and finance company.

     Prior to 1992 DVL primarily invested in mortgage loans to affiliates secured principally by income-producing commercial, office and industrial properties. In addition, DVL invested in loans to limited partners and affiliates secured by interests in affiliated partnerships in which Kenbee Management, Inc. ("Kenbee"), a Delaware corporation, and DVL's former manager, was a general partner. See "Mortgage Loans and Loans Secured by Limited Partner Interests". Pursuant to the Limited Partner Settlement, defined below, DVL succeeded to Kenbee's position as general partner in those partnerships.

     Effective January 1, 1994 DVL revoked its election to be taxed as a real estate investment trust ("REIT") and elected to be treated as a "Sub-chapter C" corporation for tax purposes. Management's intent in making this change was to enable DVL to pursue new business activities which would generate income which is either not qualified as REIT income or which would otherwise have been taxable at a rate of 100%.

     From 1992 through 1994, DVL pursued two new potential businesses. The first was the acquisition and development of Sunbelt retirement/resort properties for the purpose of reselling tracts or individual developed lots at a profit. The second entailed the acquisition of installment sales contracts in the automotive services business to selected dealers and auto mechanics.

     Through early 1994 DVL or its wholly owned subsidiary RH Interests, Inc. ("RH") acquired a total of five development properties for resale. Although DVL was able to make a profit on the first two acquisitions, due to lack of additional cash resources, DVL was unable to develop and market its remaining three acquisitions and has transferred these properties over to DVL's lenders in full satisfaction of DVL's obligations to such lenders.

     DVL incurred similar cash problems in connection with the development of the business of acquiring installment sales contracts in the automotive service business. After DVL was successful in establishing and operating the business through a wholly owned subsidiary, First Mechanics Finance Company ("FMF"), DVL was unable to fund the continued expansion of FMF and was forced to sell the company in December 1994. DVL had invested or loaned approximately $1,181,000 to FMF, net of $58,000 received through March 30, 1995 from the sale of FMF, (including $353,000 of allocated overhead) for start-up costs and to fund loan acquisitions. DVL was paid $12,000 in cash at closing from the sale and received a promissory note for $275,000 payable over 15 months, bearing interest at 8% per annum and a subordinated debenture in the amount of $550,000 due in three years and bearing interest based upon the sales volume of FMF. DVL has fully reserved such obligations since their collectibility is uncertain at this time. If and when DVL collects on its note and subordinated debenture it will recognize income as received.




                                      2
     Because of DVL's lack of cash resources, DVL has eliminated its new business operations and all related overhead expenses. DVL is now solely focusing on its core business of managing, administering and servicing existing real estate properties and partnerships. DVL is the general partner of approximately 110 limited partnerships from which it receives management and other fees. In addition, through Professional Service Corporation ("PSC"), a wholly owned subsidiary, DVL is engaged in the management of certain properties located in New Jersey pursuant to its master lease interests. DVL is managing these partnerships and properties as a result of various limited partner litigation settlements.

     As discussed above, DVL has implemented significant measures to reduce its current operating expenses and is currently working on methods of making additional overhead reductions during 1995. However, to enable DVL to continue to meet its short term operating needs, DVL must augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or equity borrowings. In this regard, DVL has retained an investment banker to assist DVL in obtaining such refinancings or borrowings as well as to develop a long term business strategy.

B.   Recent Developments
     -------------------
     During 1994 and prior years, substantial progress has been made in settling various litigation brought against DVL, its board members and certain former and current officers and affiliates. However, several cases are still being litigated or are pending final disposition including the original shareholder class and derivative actions. See "Legal and Administrative Proceedings".

     In the shareholder class action entitled IN RE DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION, MASTER FILE NO. MDL 872 a settlement was approved by the court in December 1993 in which DVL agreed to issue to shareholders (i) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate fair market value is less than $1,340,000); (ii) $9 million of notes due in ten (10) years with interest at 10% payable in kind for five
(5) years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes; and (iii) $1.4 million plus interest and expenses in cash or stock (the settlement is hereinafter defined as the "Shareholder Settlement"). At December 31, 1994, management reflected the common stock and notes as "to be issued" and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992. DVL anticipates that plaintiff's counsel will complete the administration of the class and establish a distribution date in accordance with the terms of the Stipulation of Settlement some time in the second quarter of 1995. See "Legal and Administrative Proceedings".

     A settlement with limited partner investor plaintiffs in IN RE KENBEE LIMITED PARTNERSHIPS LITIGATION was approved by the court in November 1992 pursuant to which a substantial portion of DVL's mortgages were restructured and operational control of the partnerships was transferred to DVL with substantial decisions subject to review by an oversight committee of independent limited partner representatives (the "Limited Partner Settlement").

     During 1993 and prior, DVL completed settlements with all but two of its major creditors. During the first quarter of 1995, DVL reached an agreement with one of its two remaining unsettled creditors. The

                                      3
settlement is expected to close in the second quarter of 1995. Pursuant to the settlement DVL will make cash payments over time at a negotiated discount and there will be an exchange of certain collateral. As a result of this settlement, DVL will recognize a gain of approximately $1,800,000 in the first quarter of 1995.

     DVL is continuing negotiations with its remaining unsettled creditor. DVL remains in default on its obligation for non-payment of scheduled principal and interest payments of $13,804,000 to such creditor. This loan is undercollateralized by approximately $13 million. See Note 8 to DVL's Consolidated Financial Statements and "Loan Portfolio". DVL has proposed to cure the default and restructure the indebtedness by offering existing and replacement collateral to secure cash payments over time at a negotiated discount. If the settlement as proposed is finalized, DVL will recognize a significant gain on such settlement. There can be no assurance that negotiations will proceed or that a settlement will be reached.

     In many of DVL's previously completed settlements, DVL has restructured loans with mandatory repayment requirements. If DVL does not meet such mandatory repayment requirements on previously restructured debt, it will be in default of these loans and is at risk of losing all of DVL's equity in the related collateral. DVL is currently attempting to find new borrowings to meet its mandatory repayment requirements. In addition, DVL has negotiated or is currently negotiating certain discounts from existing creditors, if DVL is able to fully pay its obligations to such creditors prior to specified dates.

     DVL is still experiencing liquidity problems. If DVL is unsuccessful in achieving a short term solution to its liquidity problems, and, moreover, long term solutions to cure loan defaults and meet its mandatory repayment requirements, then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code.

     DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness; (2) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory repayment requirements to its creditors; (3) the settlement of its remaining litigation; (4) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (5) the return to profitable operations which will primarily depend on the outcome of the negotiations with its existing creditors to reduce its interest expense burden.

C.   Business Activities.
     -------------------
     1.  Mortgage Loans and Loans Secured by Limited Partner Interests
         -------------------------------------------------------------
     At December 31, 1994, DVL had investments in 80 long-term mortgage loans to affiliated partnerships and an unaffiliated entity (see "Commercial Loans - Other") totalling $52,206,000 which are principally pledged to secure indebtedness of the Company. Certain of the mortgage loans due from affiliated partnerships, aggregating $29,786,000 at December 31, 1994, were transferred from Kenbee and R&M Mortgage Company ("R&M") to DVL in replacement of DVL's loans to Kenbee and R&M collateralized by such partnership mortgages as part of the Limited Partner Settlement. This transfer significantly reduced the non-performing portion of DVL's loan portfolio, as one of the primary



                                      4
goals of the restructuring was to assure that the partnerships' restructured mortgages would be serviced on a current basis from the base rents. However, this reclassification will not result in significant income or cash flow on the majority of such mortgages, as the mortgage debt service is currently used to pay liens senior to DVL's before cash flow from such mortgages is available to DVL. As a result of the Limited Partner Settlement and another settlement, DVL wrote down its mortgage loans in 1992 by $19,586,000. The balance of DVL's long-term mortgage loans to affiliated partnerships were previously funded by DVL and bear interest at effective rates of up to 15% per annum. At December 31, 1994, $5,261,000 of DVL's mortgage loans were non-performing. DVL has established a loan loss reserve of approximately $10,346,000 in connection with its mortgage loan portfolio.

     The affiliated partnerships' properties provide the ultimate security for DVL's loans and are leased, typically on a long-term basis, to unaffiliated tenants chosen for their financial stability and growth record. For virtually all properties, the leases are current and the mortgages are being paid on a timely basis.

     In addition DVL holds loans secured by limited partnership interests, including those obtained from Kenbee as part of the Limited Partner Settlement, aggregating $4,606,000 of which, $4,540,000 were non-performing at December 31, 1994. Consequently, DVL has established a loan loss reserve of approximately $2,416,000 in connection with these loans.

     Del-Val Capital Corp. ("DVCC") was organized in May 1989 as a wholly-owned subsidiary of DVL to acquire, make and service loans due from unaffiliated borrowers secured primarily by portfolios of consumer receivables arising from sales of interests in vacation ownership (timeshare) condominiums, improved homesites and membership campgrounds. DVL continued to liquidate DVCC's loan portfolio during 1994 and in May 1994, DVCC sold one loan at its carrying value and pledged another loan as collateral for a DVL loan. DVCC's remaining assets, net of an additional reserve of $175,000, were absorbed by DVL, which treated these transactions as the final disposal of DVCC.

     2.  Investments in Affiliated Partnerships.
         --------------------------------------
     DVL acquired interests in affiliated partnerships pursuant to the terms of various settlement agreements. These interests were originally valued at an average of approximately 33% of the original investment, which reflected management's estimate of the investment's net realizable value. At December 31, 1994, DVL had varying investments in numerous partnerships with a net carrying value of $4,553,000. Based on potential liquidations of such units to assist in meeting DVL's liquidity problems, DVL has estimated a loan loss reserve of approximately $750,000 in connection with these investments reducing the net realizable value to approximately 25% of the original investment.

     3.  Real Estate Acquired for Resale.
         -------------------------------
     DVL had made investments in connection with the purchase and development of residential real estate for resale. DVL has disposed of its real estate projects located in North Carolina and South Carolina as follows:

     (a)  The last remaining land parcel at the Wilmington, North
Carolina project, which was originally purchased for $875,000, was sold in October 1994.



                                      5
     (b) A property located in Richlands Township, North Carolina was acquired in April 1993 for $210,000. DVL received non-recourse seller financing of $150,000 which required $75,000 payments, plus interest, in April 1994 and April 1995. No lots from this property were sold. DVL has deeded this property back to the seller.

     (c) A property located in Henderson County, North Carolina and Greenville County, South Carolina was acquired in July 1993 from a corporation controlled by the individual investor (the "seller") who provided the financing on the Wilmington, North Carolina property. DVL assisted the seller's acquisition of the property by arranging for the sale of certain land parcels simultaneously with the seller's purchase of the property, thereby reducing the seller's purchase price and DVL's subsidiary purchased the property from the seller. The acquisition was fully financed by the seller with a $450,000 note maturing in September 1996, wherein DVL agreed to pay the seller 45% of the profits from any property sales after the note was fully repaid. In November 1994 the property was deeded back to the seller in consideration for a cancellation of the note and a loan being made by the seller to DVL secured by unrelated assets.

     (d) A property consisting of developed and undeveloped land surrounding an existing golf course located in Beaufort, South Carolina was acquired by DVL in February 1994 for $2,025,000. DVL received purchase money non-recourse financing from the seller of $1,202,779 and financed the balance of the purchase price and an operating fund with a $1,300,000 loan on a non-recourse basis from one of its existing creditors. Under the terms of this financing, the lender was to earn 2% over prime and was entitled to a portion of the profit from the sale of the land parcels varying from 25% to 45% based upon the date of the full repayment of the loan. In February 1995 DVL deeded this property to the lender in full satisfaction of DVL's $1,300,000 obligation to such lender.

     4.  Partnership and Property Management.
         -----------------------------------
     As part of the Limited Partner Settlement, DVL became general partner of approximately 110 affiliated partnerships for which DVL receives management and other fees.

     As part of a settlement agreement with one of DVL's creditors, PSC acquired master lease positions for two industrial parks located in New Jersey. PSC manages both properties and is required to remit 75% of any net cash flow generated by these properties to this creditor in payment of DVL's restructured indebtedness.

D.   Line of Business
     ----------------
     DVL has continuously been deemed to be in one line of business, commercial finance, for the past five years.

E.   Investments
     -----------
     DVL's investments, the majority of which arose out of transactions with affiliates, consist of commercial and other mortgage loans, loans and notes secured by limited partnership interests, investments in affiliated partnerships and commercial real estate. DVL also owns 100% of the Common Stock of DVCC, PSC and RH. See "Financial Statements and Supplementary Data".

     A more detailed description of DVL's business follows. Certain information in the description is incorporated herein by reference to the Notes to the Consolidated Financial Statements of DVL (the "Notes") included in Item 8 hereof.
                                      6
F.   Loan Portfolio
     --------------
     DVL's mortgage loan portfolio consists primarily of long term wrap around and other mortgage loans due from affiliated partnerships secured by income-producing commercial, office and industrial properties. In addition, DVL maintains a portfolio of loans to limited partners secured by their interests in affiliated partnerships. DVL does not anticipate making any further loans to affiliated partnerships or limited partners.

     Virtually all of DVL's mortgage loans receivable arose out of transactions arranged by Kenbee in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an affiliated partnership. DVL's loan portfolio is comprised of long-term wrap around and other mortgage loans due from affiliated partnerships; interim second mortgage loans due from affiliated partnerships; a loan due from an unaffiliated party; and loans due from limited partners collateralized by their interests in affiliated partnerships.

     The following table sets forth the number of loans outstanding, aggregate loan balances, including accrued interest, and the allowances for loan losses, of the above investments at December 31, 1994. See Tables 1 through 4 of Appendix "A" to this Form 10-K for detailed information as to each such loan. Following the table is a brief description of each type of loan.

                                                                    Number
Aggregate     Allowance
                                                                      of
 Loan        for Loan
                       Type of Loan                                  Loans
Amount         Losses
                       ------------                                 ------
- --------      ---------

(dollars in thousands)
     Long-term mortgages due from affiliated
      partnerships previously funded by DVL,
$37,416
      net of underlying liens totalling $13,933,000
18,028
        Less unearned interest (1)
- -------

     Net long-term mortgages due from affiliated
      partnerships previously funded by DVL                           36
19,388        $ 2,808
     Long-term mortgages due from affiliated partnerships
      acquired pursuant to the Limited Partner Settlement,
      net of underlying liens totalling $38,907,000                   40
29,786          6,810
     Interim second mortgages due from
      affiliated partnerships                                          3
 1,649            728
     Mortgage loan due from an unaffiliated entity                     1
 1,383              -
                                                                     ---
- -------        -------
           Total loans collateralized by mortgages                    80
52,206         10,346
     Loans collateralized by limited partnership                     ---
- -------        -------
      interests                                                      213
 4,606          2,416
                                                                     ---
- -------        -------
           Total loans                                               293
$56,812        $12,762
                                                                     ===
=======        =======

[FN]
- --------------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.

     DVL's loans to affiliated partnerships are secured by mortgages on properties leased to various tenants. For a list of these tenants see Tables 1 through 3. The number of properties leased by any one company from affiliated partnerships in which DVL holds a mortgage loan ranges from one to 11 except for Wal-Mart, which is the tenant of 44 properties. The Grand Union Company, tenant of eleven properties, has filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. Two of these properties are under contract to be sold
and four have been assigned or subleased to other tenants.   It is too
early in the Grand Union bankruptcy proceeding to determine whether any of the Grand Union leases will be disaffirmed.

                                      7
     Generally, the tenants executed "triple-net" leases under which they are responsible for the payment of all taxes, insurance and other
property costs.    In certain instances, the partnership is required to
maintain the roof and structure of the premises. In addition to base rent, most leases also require the tenant to pay additional rent equal to a percentage of gross receipts from the tenant's operation of a property above a specified amount ("Percentage Rent"). In virtually all cases where the partnership is entitled to receive Percentage Rent, a portion of such rent is required to be paid as additional interest or additional debt service on the long-term mortgage due from the partnership.

G.   Collateralized Loans
     --------------------
     1.  Long-Term Mortgages Due from Affiliated Partnerships.
         ----------------------------------------------------
     DVL's long-term wrap around and other mortgage loans due from affiliated partnerships consist of (1) loans purchased primarily from Kenbee under prior commitments made by DVL to affiliated partnerships on which DVL yields up to 15% per annum or (2) loans to affiliated partnerships acquired pursuant to the Limited Partner Settlement, the principal amount of which equals DVL's net investment in the related loan previously due from Kenbee or R & M, less specific write-downs on certain of these loans based on the anticipated cash flow to be generated by each loan. Interest on these loans, if any, will be imputed based on their anticipated cash flow.

     Of all such loans, approximately 95% (in dollars) are self-amortizing, while the balance require balloon payments at maturity. Upon maturity of three of these loans, balloon payments will be required to be made by the respective partnerships beginning in 2003, which aggregate approximately $3 million. Two of such loans with balloon payments aggregating approximately $2 million are expected to be transferred to a creditor before the loans' maturities as part of a settlement agreement. DVL's aggregate net investment in the remaining loan requiring a balloon payment was approximately $184,000 at December 31, 1994. All of these mortgages are being serviced by partnership rents.

     DVL's wrap around mortgages are all collateralized by second or third mortgages on commercial and industrial properties located in various states and mature through March 2036. DVL is obligated to make principal and interest payments on the underlying first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap around mortgage payment, the partnership is obligated to pay DVL the balance.

     2.  Interim Second Mortgages Due from Partnerships.
         ----------------------------------------------
     An interim second mortgage loan to an affiliated partnership generally was equal to the difference between the partnership's purchase price for its property and the amount of a first mortgage provided by an unaffiliated lender. Although the remaining loans bear interest at variable rates up to prime plus 4-1/4% per annum, DVL does not anticipate realizing any income from these loans. Two of such loans are to partnerships which were not part of the Limited Partner Settlement. All such loans continue to be non-performing at December 31, 1994.




                                      8
     3.  Commercial Loan - Other
         -----------------------
     DVL's mortgage loans from an unaffiliated entity resulted from the satisfaction of its mortgage loan due from an affiliated partnership.
In 1994, DVL received a $1,450,000 loan from Grand Union in partial satisfaction of one of its partnership mortgage loans. The loan bears interest at 9% per annum and requires monthly payments of $18,000, with a balloon payment of $1,161,000 due in December 1996. Grand Union is current on this note and DVL expects that this loan is fully collectible as the store was purchased by Grand Union with the intention of it being expanded.

     4.  Loans Collateralized by Limited Partnership Interests.
         -----------------------------------------------------
     DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received similar such loans from Kenbee in 1992 in replacement of loans due from Kenbee collateralized by such limited partner loans. All of such loans due from limited partners ("Partners Notes") mature at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at variable rates of up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, with interest accruing at variable rates subject to minimum and maximum levels, payable upon the maturity of the loan.

     DVL also made loans to Kenbee collateralized by limited partnership investments. As a result of the acquisition of the limited partnership interests collateralizing these loans, the amounts due, net of the value of the interests acquired, were written off during 1993 and 1992. See
Note 6 and Note 7 to the Consolidated Financial Statements.

     H.  Refinancing Rights
         ------------------
     DVL has the right to refinance certain of the presently outstanding mortgage loans underlying its wrap around mortgage loans due from affiliated partnerships, subject to any prepayment penalties, provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap around loan. DVL also has the right to arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage loan subject to the same such limitations.

     In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's remaining unsettled creditors. The amounts obtained from this refinancing were based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished.

     I.  Real Estate
         -----------
     DVL owns five real estate properties: two parcels of land in Bogota, New Jersey and three parcels of land in Kearny, New Jersey. Two parcels in Kearny, New Jersey are leased under long-term leases to affiliated partnerships which purchased the buildings and improvements thereon. The following describes DVL's properties more fully. All of such properties are believed to be suitable for the uses indicated.



                                      9
     Two of the Kearny properties include 8.2 acres of land underlying approximately 134,800 square feet of manufacturing, warehousing and commercial buildings leased to (a) Toch Associates (2.6 acres) for an annual rent of $7,000 until 2074; and (b) Kearny Associates (5.6 acres) for an annual rent of $30,000 until 2079. Currently both Kearny and Toch Associates have defaulted on the land leases held by DVL.

     DVL has settled with the first mortgage holder and the limited partners on the two Bogota properties and the third Kearny property. As part of this settlement DVL's economic interests in these properties were assigned to the related partnerships by DVL.

     J.  Employees
         ---------
     On March 30, 1995, DVL had twenty-three (23) employees.

     K.  Foreign Activity
         ----------------
     DVL or its subsidiaries have not engaged in any business activity outside of the United States.

Item 2.  Properties
- -------------------
     A description of the properties owned by DVL, appearing under the caption "Real Estate" in Item lI hereof, is incorporated herein by reference.

Item 3.   Legal and Administrative Proceedings
- ----------------------------------------------
     Substantial progress has been made in settling various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. However, several cases are still being litigated or are pending final disposition including the original shareholder class and derivative actions. The following is a summary of the status of all material outstanding cases.

     Numerous class action suits commenced since 1990 were filed in various jurisdictions and consolidated in the United States District Court, Southern District of New York on February 28, 1991, in one consolidated action entitled IN RE: DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION, MASTER FILE NO. MDL 872 ("IN RE DEL-VAL").

     In IN RE DEL-VAL, a settlement has been approved by the court in which DVL would issue to plaintiffs (i) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate fair market value is less than $1,340,000); (ii) $9 million of notes due ten (10) years with interest at 10% payable in kind for five (5) years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes; and (iii) $1.4 million plus interest from August 16, 1993 and expenses in cash or stock. At December 31, 1994, management reflected the common stock and notes as "to be issued" and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992. DVL and related defendants have cross claimed against Deloitte and Touche ("Deloitte"), DVL's former accountant, and have demanded indemnification or contribution from Deloitte. Deloitte has cross-claimed against DVL and related defendants in IN RE DEL-VAL. The court has issued an opinion and order in connection with cross motions for summary judgment filed by DVL and Deloitte. In that opinion and order,

                                      10
the court ruled that Deloitte was not entitled to indemnification or contribution on the state law claims, that Deloitte's cross claims for indemnification or contribution against DVL are dismissed and that DVL may have a right to contribution by Deloitte on the settlement.

     A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed as a class action suit against current and former directors of DVL in the Court of Chancery in New Castle County, Delaware on February 13, 1991, has not been consolidated with the other class action suits and plaintiffs have revised their complaint to proceed on behalf of certain individuals as opposed to a class action. The revised complaint was filed on or about May 4, 1994 against the same current and former directors of DVL and alleges breaches of fiduciary duty of care and candor. A recent United States Supreme Court decision supports DVL's position in this matter and it is likely this action will be dismissed without recovery to plaintiffs.

     DVL is subject to three shareholder derivative suits. The first is PHYLLIS RYE, ON BEHALF OF HERSELF IN THE RIGHT OF DEL-VAL FINANCIAL CORPORATION V. ROGER STERN, ET AL. ("RYE"), filed in the United States District Court, Southern District of New York on May 13, 1991. The other two derivative suits are entitled DEL-VAL FINANCIAL CORP. DERIVATIVELY BY HILDA WEIGART V. ROGER D. STERN, ET AL. ("WEIGART"), and DEL-VAL FINANCIAL CORP. DERIVATIVELY BY MIRIAM FEINBERG V. ROGER D. STERN, ET AL.
("FEINBERG"), and were filed in the Superior Court of New Jersey-Law Division-Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the Superior Court for Bergen County, New Jersey have stayed all proceedings in the New Jersey cases.

     Plaintiffs and all Defendants except Deloitte & Touche (the "Settling Defendants") have reached a proposed settlement of WEIGART and FEINBERG pursuant to a Settlement Agreement dated September 12, 1994 (the "Settlement Agreement"). Under the Settlement Agreement, any claims against the Settling Defendants were settled and all amounts to be recovered by Plaintiffs were to be recovered exclusively against certain insurance policies held by the Settling Defendants. The New York Court in FEDERAL INSURANCE, discussed below, held that the Settling Defendants' insurance excluded coverage of these matters and plaintiffs have sought to transfer that ruling to the New Jersey cases.

     Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, IN RE KENBEE LIMITED PARTNERSHIPS LITIGATION, have named DVL in a case entitled FAYE CRAWFORD, ET AL. V. ROGER STERN, ET AL. ("CRAWFORD"), filed in the Court of Common Pleas in the State of South Carolina on September 23, 1993, in which plaintiffs allege violations of RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and seek damages of $625,000 plus attorney fees, expenses and interest. The case was removed to Federal Court and the defendants have answered plaintiff's amended complaint. Settlement discussions are underway and management has reserved for its estimation of settling or defending the case.

     DVL, and certain former officers have been named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleges violations of the New Jersey Law

                                      11
Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. Defendants have answered the complaint, successfully moved to dismiss certain counts and commenced discovery. Plaintiff was then given leave to amend and filed an amended complaint, which Defendants have answered. More extensive discovery is ongoing. It is expected that this case will not settle and will proceed to trial and management has reserved for its estimation of settling or defending the case.

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

     Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, has declined to cover DVL for these legal costs and any liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleges negligence against its broker and seeks declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision. DVL has also named Federal as a third party defendant in the consolidated WEIGART and FEINBERG cases, which have been stayed.

     DVL has been named in actions for contractual indemnity, equitable indemnity and declaratory relief in certain matters filed by Vanguard Capital, Inc. in the Superior Court, State of California. These actions are based on complaints by investors in affiliated limited partnerships alleging that the investors' brokers sold to them unsuitable investments. The broker is seeking indemnity against DVL and others. DVL has answered these complaints.

     DVL was a counterclaim defendant in an action entitled KEARNY ASSOCIATES, ET AL. V. PLANNING BOARD OF KEARNY, ET AL., pending in the Superior Court of New Jersey, Law Division, Hudson County, Docket Nos. L-5436-92 and L-5978-92. In that case, an action was commenced in the name of Del-Val Financial Corp., as well as Kearny Associates and American Industrial Warehouses, Inc., seeking to overturn zoning approvals granted to an adjacent property owner. The answer filed by Pathmark's corporate entity and the property owner interposed a counterclaim for tortious interference with prospective economic advantage. DVL filed an answer to the counterclaim denying any liability and raising other defenses. The action was consolidated with a similar action commenced by an adjacent property owner and its tenant entitled LJP ASSOCIATES V. PLANNING BOARD OF KEARNY, ET AL.

     The main claims in both actions have been dismissed, leaving the counterclaims which are being pursued. The counterclaims have been amended to add as counterclaim defendants Foodtown of Kearny, Inc. and its principal, Martin Vitale ("Foodtown"), and Kearny ShopRite, Inc. and its principal, Richard Tully, as well as to name DVL as successor to Del-Val Financial Corp. Foodtown has asserted crossclaims against, INTER ALIA, DVL, counterclaims against Pathmark and its property owner and third-party claims. DVL has settled this case as asserted by Pathmark

                                      12
and the property owner, without admitting liability and the parties are in the process of finalizing settlement documents. Foodtown's crossclaims against DVL remain pending.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------
     None.

                               PART II

Item 5.   Market for DVL's Common Stock and Related Shareholder Matters
- -----------------------------------------------------------------------
     DVL is listed for trading on the New York Stock Exchange. DVL's New York Stock Exchange symbol is DVL. As of March 27, 1995, DVL stock was trading at $.25. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the Exchange:

1994                                     High         Low
- ----                                     ----         ---

First Quarter . . . . . . . . . . . .   $1 3/8       $  7/8
Second Quarter  . . . . . . . . . . .    1 1/8          7/8
Third Quarter . . . . . . . . . . . .      7/8          1/2
Fourth Quarter  . . . . . . . . . . .      1/2          3/8


1993                                     High         Low
- ----                                     ----         ---

First Quarter . . . . . . . . . . . .   $2 5/8       $  5/8
Second Quarter  . . . . . . . . . . .    2 1/8        1 1/8
Third Quarter . . . . . . . . . . . .    2            1
Fourth Quarter  . . . . . . . . . . .    1 1/2          3/4

[FN]
     At March 27, 1995, there were 1,800 holders of record of Common Stock of DVL. DVL made monthly dividends to shareholders continuously from May 1973 to October 1990. No dividends have been paid since October 1990. At this time, due to DVL's continued liquidity problems, DVL does not anticipate paying any dividends in the foreseeable future.

[/FN]
















                                      13
Item 6.  Selected Financial Data
- --------------------------------
     The following summary sets forth DVL's consolidated financial data at December 31, 1990,
1991,
1992, 1993 and 1994. The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountant's report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Consolidated Income Statement Data
                                                                    (In
thousands except for per share data)

Year Ended December 31



                                                       1990           1991
     1992           1993
     1994
                                                       ----           ----
     ----           ----           ----
Revenues
  Affiliates                                         $ 17,100       $  4,329
   $  4,002       $ 2,649
      $  3,425
  Other                                                   732            583
        350           417
        359
                                                     --------       --------
   --------       -------
- --------
          Total                                      $ 17,832       $  4,912
   $  4,352       $ 3,066
      $  3,784
                                                     ========       ========
   ========
=======        ========
Loss from continuing operations (A)                  $(58,836)      $(13,487)
   $(22,635)
$(6,163)       $(12,887)
Loss from discontinued operations                        (243)          (332)
       (403)
(367)           (223)
                                                     --------       --------
   --------       -------
- --------
Loss before extraordinary gain                        (59,079)       (13,819)
    (23,038)
(6,530)        (13,110)
Extraordinary gain on the settlement of                     -              -
     16,482         7,991
         1,935
 indebtedness                                        --------       --------
   --------       -------
- --------
          Net Income (loss)                          $(59,079)      $(13,819)
   $ (6,556)      $ 1,461
      $(11,175)
                                                     ========       ========
   ========
=======        ========
Earnings (loss) per share (B)
  Primary
  Loss from continuing operations                    $  (9.25)      $  (1.95)
   $  (3.27)      $
(.83)       $  (1.54)
  Loss from discontinued operations                      (.04)          (.05)
       (.06)         (.05)
         (.03)
                                                     --------       --------
   --------       -------
- --------
  Income (loss) before extraordinary gain               (9.29)         (2.00)
      (3.33)         (.88)
        (1.57)
  Extraordinary gain on the settlement of                   -              -
       2.38          1.08
           .23
   indebtedness                                      --------       --------
   --------       -------
- --------
   Net Income (loss)                                 $  (9.29)      $  (2.00)
   $   (.95)      $   .20
      $  (1.34)
                                                     ========       ========
   ========
=======        ========
  Fully Diluted
  Loss from continuing operations                    $  (9.25)      $  (1.95)
   $  (3.27)      $
(.38)       $  (1.54)
  Loss from discontinued operations                      (.04)          (.05)
       (.06)         (.02)
         (.03)
                                                     --------       --------
   --------       -------
- --------
  Loss before extraordinary gain                        (9.29)         (2.00)
      (3.33)         (.40)
        (1.57)
  Extraordinary gain on the settlement of                   -              -
       2.38           .50
           .23
   indebtedness                                      --------       --------
   --------       -------
- --------
  Net Income (loss)                                  $  (9.29)      $  (2.00)
   $   (.95)      $   .10
      $  (1.34)
                                                     ========       ========
   ========
=======        ========

Cash dividends per share (C)                         $   1.41       $      -
   $      -       $     -
      $      -
                                                     ========       ========
   ========
=======        ========







                                                                     14

Consolidated Balance Sheet Data

 (In thousands)

   December 31


                                                       1990           1991
     1992           1993
     1994
                                                       ----           ----
     ----           ----           ----

Total assets                                         $146,831       $132,171
   $97,938        $72,048
      $54,085
                                                     ========       ========
   =======
=======        =======
Long-term debt (D)                                   $ 46,998       $ 43,450
   $48,094
$37,270        $32,018
                                                     ========       ========
   =======
=======        =======
Short-term debt (D)                                  $ 42,816       $ 41,269
   $23,486
$12,564        $ 9,657
                                                     ========       ========
   =======
=======        =======
Shareholders' equity (capital
 deficiency)                                         $ 23,266       $  9,447
   $ 2,931        $ 5,660
      $(5,131)
                                                     ========       ========
   =======
=======        =======

[FN]










































                                                                     15
                           NOTES TO SELECTED FINANCIAL DATA

     (A) In 1976, DVL sold real estate located in Kearny, New Jersey (exclusive of land) to Toch, an affiliated partnership in which Kenbee remains as the nominal general partner pursuant to an agreement with the limited partners of the partnership. The gain on this sale of $565,000 is being accounted for under the installment method. DVL recognized $7,000, $7,000, $8,000, $6,000 and $0 respectively, of the gain on this sale during the five years ended December 31, 1994. See note 9 of notes to the Consolidated Financial Statements of DVL.

          In 1977, DVL sold real estate located in Rockingham, North Carolina and Phoenix, Arizona to Kenbee and its subsidiary. In 1992 this gain on sale was fully recognized.

          In 1978, DVL sold real estate located in Bogota, New Jersey (exclusive of land and machinery) to Kenbee and its subsidiary. The gain on the sale of $1,130,000 is being accounted for under the installment method. DVL recognized a gain of $7,000, $8,000, $8,000, $9,000 and $9,000 respectively for the five years ended December 31, 1994. See note 9 of notes to the Consolidated Financial Statements of DVL.

     (B) See note 1g of notes to the Consolidated Financial Statements of DVL.

     (C) Based upon the number of shares outstanding at date of distribution. All dividends for the periods shown in the table were taxable as ordinary income or treated as return of capital.

     (D)  See note 8 to the notes to the Consolidated Financial
          Statements of DVL.

[/FN]




























                                      16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
- ----------------------------------------------------------
     DVL continues to experience severe liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. Although the Limited Partner Settlement substantially reduced the non-performing portion of DVL's loan portfolio, this reclassification has not, nor is it expected to result in significant income or cash flow on the majority of the restructured mortgages, as the mortgage debt service is used to pay liens senior to DVL's. DVL remains in default on principal and interest payments on approximately $13,800,000 of its indebtedness. DVL is also a defendant in certain remaining litigation.

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

     DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness; (2) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory payment requirements to its creditors; (3) the settlement of its remaining litigation; (4) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (5) the return to profitable operations, which will primarily depend on the outcome of the negotiations with its existing creditors to reduce its interest expense burden. If DVL is unsuccessful in achieving a short term solution to its liquidity problems, and moreover, long-term solutions to cure its remaining loan defaults, meet its mandatory repayment requirements and return it to profitable operations, then it may not be able to continue as a going concern.

Results of Operations
- ---------------------
     DVL realized a net loss of $11,175,000 in 1994, as compared to net income of $1,461,000 in 1993, a change of $12,636,000. The net change in 1994 was primarily a result of decreased extraordinary gains realized upon creditor settlements, substantial additional loss provisions for potential forced asset liquidations and the loss incurred on the investment in FMF. The net income in 1993 was primarily a result of extraordinary gains on the settlements of indebtedness, which were partially offset by additional provisions for losses on certain loans and for claim and litigation settlements, increased general and administrative expenses and the effect of a substantial portion of DVL's loan portfolio having little or no yields based upon the restructured terms of such loans. The effects of these items and the other factors contributing to DVL's operating results are as follows:

     Interest income on mortgage loans due from affiliates decreased by $103,000 in 1994 and by $1,193,000 in 1993 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements in 1993 and from the satisfaction of certain loans upon the sale of partnership properties.

     Management fees from partnerships increased by $396,000 as a result of DVL's management of its affiliated partnerships for all of 1994 after the termination of its management agreement with RH effective January 1, 1994.

                                      17
     Transaction and other fees from partnerships aggregating $542,000 in 1994 represent the fees received upon the refinancing or sale of certain partnership properties.

     Rent income from affiliated partnerships decreased by $59,000 in 1994 and $25,000 in 1993 as a result of DVL's transfer of its economic interest in three of its properties to affiliated partnerships in connection with the settlement of litigation and the restructuring of one of DVL's debts in 1993 in addition to the remaining two land leases being in default.

     Interest income on loans to limited partners decreased by $85,000 in 1994 and increased by $59,000 in 1993. The decrease in 1994 is due to a decrease in the average outstanding balance of the performing portion of this portfolio. The increase in 1993 was due to better than expected collections on the non-performing portion of this portfolio, partially offset by a decrease in the average outstanding balances of the performing portion of this portfolio.

     General and administrative expenses decreased by $665,000 in 1994 and increased by $1,396,000 in 1993. The decrease in 1994 primarily resulted from a decrease in the value of performance units granted to certain officers of $385,000 and the allocation of overhead to FMF. The increase in 1993 primarily resulted from an increase in payroll and operating costs incurred as an independently managed organization and the accrual of $417,000 for the value of the performance units. Due to the elimination of DVL's new business ventures and additional reductions in personnel made in late 1994 and early 1995, management expects a decrease in general and administrative expenses in the future.

     The litigation settlement loss of $6,400,000 in 1992 represents the expected loss to be incurred upon the final settlement of the IN RE DEL-VAL litigation. The loss was fully provided for during 1992 and included the estimated fair market value of the common stock and notes to be issued in connection with the settlement.

     The provision for losses aggregated $7,814,000 in 1994 and $995,000 in 1993. The provision in 1994 was primarily a result of potential losses to be incurred upon the forced liquidation of assets to meet mandatory repayment obligations on certain indebtedness and for losses incurred upon the liquidation of assets to fund DVL's operating cash flow deficiency. Furthermore, DVL provided for losses based upon updated information on certain properties. The provision in 1993 is primarily a result of provisions for additional loan losses based upon updated information on certain properties and investments and for anticipated losses to be incurred upon the liquidation of assets to fund DVL's operating cash flow deficiency. These additional provisions were partially offset by a net reduction in DVL's potential liability as guarantor of indebtedness, due to settlements with certain of such creditors, collections on previously reserved for loans due from Kenbee resulting from RH's partnership management and real estate activities and by collections on previously reserved for Partners' Notes.

     Legal and professional fees decreased by $36,000 in 1994 and by $33,000 in 1993. These fees continued to be significant during 1994 primarily as a result of the remaining litigation and the culmination of the shareholder class action litigation. Such fees are expected to continue until DVL settles its remaining litigation and restructures its remaining unsettled indebtedness. DVL has been unable to pay its professional fees on a current basis and is at risk of losing its representation if significant payments are not made during the second quarter of 1995.


                                      18
     Interest expense decreased by $250,000 in 1994 and by $2,800,000 in 1993 primarily as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness, which in 1994 was partially offset by $744,000 of imputed interest on the notes to be issued in connection with the Shareholder Settlement and by an increase in the prime rate. The decrease in indebtedness is primarily the result of the full satisfaction of certain indebtedness pursuant to debt restructurings in 1993 as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expenses on its existing indebtedness will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's creditors, however, this decline may be more than offset by the interest, including imputed interest, on the approximately $9 million of notes to be issued in connection with the Shareholder Settlement.

     Settlements and other litigation losses aggregating $973,000 in 1994 and $582,000 in 1993 represent both actual losses and management's estimate of potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and for certain other litigation matters.

     The net loss of $1,181,000 on the investment in FMF in 1994 represents DVL's investment to fund FMF's initial operations, before any potential recoupment from additional cash received from the sale of FMF. The loss included $353,000 of overhead allocated to FMF by DVL.

     DVL's discontinued operations resulted in a net loss of $223,000 in 1994 and a net loss of $367,000 in 1993. The loss in 1994 resulted primarily from a provision for losses on one of DVL's real estate projects, and additional losses anticipated on the sale of the remaining real estate or DVCC loans. The loss in 1993 represents the losses incurred upon the liquidation of DVCC's loan portfolio.

     DVL has reached settlements with the majority of its shareholders, virtually all of the limited partners and the majority of its creditors. As a result, management anticipates, (a) a steady flow of income in partnership management and other fees, (b) a decrease in interest income on mortgage loans transferred to satisfy indebtedness or liquidated for repayment of indebtedness or cash flow purposes, (c) a decrease in interest expense as indebtedness is satisfied by transferring assets to certain creditors and as certain indebtedness is restructured with reduced interests rates, (d) an increase in interest expense on notes to be issued in connection with the Shareholder Settlement, (e) potential gains on the settlement and restructuring of DVL's remaining unsettled indebtedness, including the reduction or elimination of interest previously accrued on such indebtedness if settlements are finalized on the terms currently proposed, and (f) a reduction in the costs incurred to defend against litigation, to comply with administrative investigations and to settle or restructure its indebtedness.

Liquidity and Capital Resources
- -------------------------------
     DVL continues to experience severe liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with the proceeds from the sale or refinancing of assets and equity financings. There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

     DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income and will allow DVL to enter into new business

                                      19
ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $67,000,000 which it may use as a "C" Corporation to offset future taxable income, if any, and subject to certain limitations, from federal income taxes.

     DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's remaining unsettled creditors. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations has diminished considerably.

     In March 1993, DVL transferred certain mortgage loans, with a net carrying value of $7,443,000, to a creditor in complete satisfaction of its previously restructured indebtedness of approximately $6,420,000 and in partial satisfaction of a $2.7 million loan which originated in April 1992 in connection with DVL's purchase of its own indebtedness from an unaffiliated third party. In addition, DVL received approximately $400,000, the release of certain other mortgages and certain limited partnership investments held as collateral for this indebtedness. No gain or loss resulted from this transaction in 1993. The $2.7 million loan was fully repaid in October 1993 from the proceeds of the liquidation of certain DVCC assets collateralizing this loan. In October 1993, DVL borrowed a total of $1.1 million from this same creditor collateralized by certain mortgages which previously collateralized the $2.7 million loan and by certain management fees to be received in 1994. The loan collateralized by certain management fees was extended to April 30, 1995. The proceeds of these loans were used to meet operating expenses and to satisfy the payment requirements of certain debt restructuring agreements. The remaining loan to such creditor of approximately $900,000 was fully satisfied in 1994.

     In February 1994, this same creditor provided DVL with $1.3 million of non-recourse second mortgage financing in connection with DVL's acquisition of a residential development of improved and unimproved land in Beaufort, South Carolina. Under the terms of this financing, the creditor was entitled to receive interest at prime plus 2%, as well as from 25% to 45% of the profit from the sale of such land parcels based upon the date of the full repayment of the loan. Due to a lack of funding for the project DVL deeded the property back to its creditor in February 1995.

     During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and is expected to close by the end of the second quarter of 1995. Such restructuring will result in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995.

     At December 31, 1994, DVL continued to be in default for non-payment of scheduled interest and/or principal payments on approximately $13.8 million of its indebtedness and is currently negotiating to settle or restructure payment terms with its remaining unsettled creditor. The goal of such restructuring is to obtain a reduction of the total

                                      20
indebtedness and to establish an acceptable payment schedule with such creditor. This negotiation includes a proposal for curing the defaults and restructuring the indebtedness by offering cash payments over time at a negotiated discount to the creditor. If the above settlement is finalized as proposed, DVL would recognize a substantial gain on such settlement. There can be no assurance that these negotiations will continue or that a settlement will be finalized as described above. In addition, if DVL does not meet its previously settled mandatory repayment requirements to other creditors, it would be in default on these loans and at risk of losing all of the related collateral.

     DVL is currently seeking replacement secured and equity borrowings to meet its mandatory repayment requirements and its other cash needs. There can be no assurance that DVL will be able to obtain such borrowings or that the borrowings will be sufficient to meet mandatory repayment requirements and any future cash flow deficiencies.

Impact of Inflation and Changes in Interest Rates
- -------------------------------------------------
     DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Although management has restructured certain indebtedness and is negotiating to restructure its remaining unsettled indebtedness to fixed rates, DVL's indebtedness continues to be primarily at variable rates. Therefore, currently, decreases in interest rates are generally expected to have a positive effect on DVL's earnings while increases in interest rates are generally expected to have a negative effect on DVL's earnings. Other than as manifested in interest rates, inflation has not had a significant effect on DVL's net income for the past five years.

Other Matters
- -------------
     As a temporary step designed to allow DVL to pursue the acquisition of residential real estate for resale without subjecting any profits from such resales to the 100% tax rate for REITs, DVL made four loans to RH in 1993 in connection with RH's acquisition of real estate for resale. The loans aggregated $213,000 of which $161,000 was repaid during 1993. The remaining loan was eliminated through DVL's acquisition of RH effective January 1, 1994.

     At December 31, 1994, DVL had net operating loss carryforwards for income tax purposes of approximately $67,000,000 available to offset future taxable income, if any, expiring through 2008.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------
     The financial statements, together with the report thereon of Richard A. Eisner & Company, are set forth on pages F-1 through F-10, which follow. The financial statements are listed in Item 14(a)(1) hereof.

     The remainder of the financial information required by this report is set forth on page S-1, which follows the financial statements set forth on pages F-1 through F-31 hereof. Such information is listed in
Item 14(a) hereof.

Item 9.   Disagreements on Accounting and Financial Disclosure
- --------------------------------------------------------------
     There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure between DVL and its independent auditors within the twenty-four months prior to the date of DVL's most recent financial statements.


                                      21
                                 PART III


Item 10.    Directors and Executive Officers of DVL
- ---------------------------------------------------
     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1994 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.    Executive Compensation
- ----------------------------------
     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1994 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management
- ---------------------------------------------------------------
     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1994 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.    Certain Relationships and Related Transactions
- ----------------------------------------------------------
     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1994 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.
































                                      22
                               PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K
- ----------------------------------------------------------------
(a)  The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                 Item 8
                                                              Page No.
                                                              --------
          Report of Independent Auditors                        F- 1

          Consolidated Balance Sheets -
          December 31, 1994 and 1993                            F- 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 1994                               F- 4

          Consolidated Statements of Shareholders'
          Equity (Capital Deficiency) for each of the
          years in the three year period ended
          December 31, 1994                                     F- 6

          Consolidated Statements of Cash Flows
          for each of the years in the three year period
          ended December 31, 1994                               F- 7

          Notes to Consolidated Financial Statements            F-10

     (2) The Financial Statement Schedules required by Item 8 of this report are listed below:

     Schedule IX - Short-Term Borrowings for the three
     years ended December 31, 1994                              S- 1

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     (3)  Index of Exhibits
          -----------------
     The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):

















                                      23
     3.   Articles of Incorporation and By-laws.
          -------------------------------------
     (a) Copy of DVL's Certificate of Incorporation. (Incorporated by reference to Exhibit 6(d) to DVL's Form S-l4 Registration Statement No. 2-58847 dated April 28, l977.)

     (b) Copy of DVL's Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 6(e) to Amendment No. 1 to DVL's Form S-l4 Registration Statement No. 2-58847 dated August 25, l977.)

     (c) Copy of DVL's Certificate of Amendment to Certificate of Incorporation dated August 3, 1982. (Incorporated by reference to Exhibit 3(c) to DVL's Form 10-K for the fiscal year ended December 31, 1982.)

     (d) Copy of DVL's Certificate of Amendment to Certificate of Incorporation dated May 27, 1983. (Incorporated by reference to Exhibit 3(d) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

     (e) Copy of DVL's Certificate of Amendment to Certificate of Incorporation dated July 24, 1987. (Incorporated by reference to Exhibit 3(e) to DVL's Form 10-K for the fiscal year ended December 31, 1987).

     (f) Copy of DVL's By-Laws, as in full force and effect at all times since March 28, l977. (Incorporated by reference to Exhibit 3(c) to DVL's Form 10-K for the fiscal year ended December 31, 1980.)

     (g)  Copy of DVL's First Amendment to By-Laws dated as of January
          1, 1994.

     (h) Copy of DVL's Certificate of Amendment to Certificate of Incorporation dated December 17, 1993.

     4.   Instruments defining the rights of security holders.
          ---------------------------------------------------
     There are no instruments defining the rights of holders of equity securities required to be filed hereunder. Instruments defining the rights of holders of long-term debt of DVL are summarized in Note 8 to DVL's consolidated financial statements included in Item 8 hereof. None of such instruments authorizes amounts to be borrowed by DVL in excess of 10% of the total assets of DVL. DVL agrees to provide copies of such debt instruments to the Commission upon request.

     9.   Voting trust agreement.
          ----------------------
          Not applicable

    10.   Material Contracts.
          ------------------
    10.1 Copy of Agreement between Martin Scheinberg and DVL dated January 17, 1991. (Incorporated by reference to Exhibit 10 (a)
          (11) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.2 Copy of Employment Agreement between DVL and Ben S. Read, Jr., dated November 1, 1990. (Incorporated by reference to Exhibit 10 (a) (12) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)


                                      24
    10.3 Copy of Employment Agreement between DVL and Alan E. Casnoff dated January 1, 1991. (Incorporated by reference to Exhibit 10 (a) (13) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.4 Copy of DVL Performance Unit Plan. (Incorporated by reference to Exhibit 10 (a) (14) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.5 Copy of Resignation and Indemnification Agreement dated May 3, 1991 between Roger D. Stern, Kenbee and DVL. (Incorporated by reference to Exhibit 10 (a) (15) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.6 Copy of Employment Agreement between DVL and Joel Zbar dated October 1, 1991. (Incorporated by reference to Exhibit 10 (a)
          (16) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.7 Copy of Voting Trust Agreement between R&M Holding Company and Alan Casnoff dated May 15, 1991. (Incorporated by reference to Exhibit 10 (a) (18) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.8 Copy of Voting Trust Extension by Roger D. Stern dated December 10, 1991. (Incorporated by reference to Exhibit 10 (a) (19) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.9 Copy of Voting Trust Extension Agreement between R&M Holding Company and Alan Casnoff dated April 7, 1992. (Incorporated by reference to Exhibit 10 (a) (20) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.10 Form of Second Deed to Secure Debt between an affiliated partnership and DVL. (Incorporated by reference to Exhibit 10(b)(1) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

    10.11 Form of Note of an affiliated partnership to DVL.
          (Incorporated by reference to Exhibit 10(b)(2) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

    10.12 Form of Note of a subsidiary of Kenbee to DVL. (Incorporated by reference to Exhibit 10(b)(3) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

    10.13 Assumption Agreement between DVL and North Lake Corporation dated as of November 22, 1983. (Incorporated by reference to Exhibit (b)(8) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

    10.14 Loan and Security Agreement between DVL and Kenbee dated September 10, 1984. (Incorporated by reference to Exhibit 10(b)(11) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

    10.15 Letter Agreement between DVL and Kenbee dated as of December 31, 1984. (Incorporated by reference to Exhibit 10(b)(16) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)




                                      25

    10.16 Loan and Security Agreement between DVL and Kenbee dated as of December 31, 1984. (Incorporated by reference to Exhibit 10(b)(17) to DVL's Form 10-K for the fiscal year ended
          December 31, 1984.)

    10.17 Letter Agreement between DVL and Kenbee dated January 30, 1985. (Incorporated by reference to Exhibit 10(b)(14) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

    10.18 Supplemental Letter Agreement between DVL and Kenbee dated March 12, 1985. (Incorporated by reference to Exhibit
          10(b)(15) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

    10.19 Letter Agreement between DVL and Kenbee dated as of December 31, 1984. (Incorporated by reference to Exhibit 10(b)(12) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

    10.20 Letter Agreement between DVL, LW Industries, Inc. and Kenbee dated as of March 12, 1985. (Incorporated by reference to Exhibit 10(b)(13) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

    10.21 Note of DVL to LW Industries, Inc. Defined Benefit Pension Plan dated as of December 31, 1987. (Incorporated by reference to Exhibit 10(b)(30) to DVL's Form 10-K for the fiscal year ended December 31, 1987.)

    10.22 Letter Agreement between DVL and Kenbee dated November 30, 1987. (Incorporated by reference to Exhibit 10(b)(30) to DVL's Form 10-K for the fiscal year ended December 31, 1987.)

    10.23 Form of Mortgage and Security Agreement between DVL and an affiliated partnership. (Incorporated by reference to Exhibit 10(b)(33) to DVL's Form 10-K for the fiscal year ended December 31, 1988.)

    10.24 Letter Agreement between P & A Associates and Kenbee dated April 19, 1989. (Incorporated by reference to Exhibit 10(b)(5) of DVL's Form S-2 Registration Statement No. 33-29184, dated June 7, 1989.)

    10.25 Copy of Stipulation of Settlement of IN RE KENBEE LIMITED PARTNERSHIP LITIGATION dated August 12, 1992.

    10.26 Copy of forms of DVL's Convertible Subordinated 12% Promissory Note, Purchase Agreement, First Amendment to Purchase
          Agreement, Second Amendment to Purchase Agreement and Warrant to Purchase Common Stock of DVL.

    10.27 Copy of forms of DVL's Convertible Subordinated 10% Promissory Note, Purchase Agreement and Warrant to Purchase Common Stock of DVL.

    10.28 Copy of Stipulation of Partial Settlement and Order in IN RE DEL-VAL FINANCIAL CORPORATION SECURITIES LITIGATION Master File #MDL872.

    10.29 Copy of Employment Agreement between DVL and Robert W.
          LoSchiavo dated January 1, 1994.

   *10.30 Copy of Employment Agreement between DVL and Robert W.
          LoSchiavo dated January 1, 1995.

                                      26

    11.   Statement re computation of per share earnings.
          ----------------------------------------------
    12.   Statements re computation of ratios.
          -----------------------------------
          Not applicable since there are no ratios of earnings to fixed charges in DVL's Form l0-K.

    13.   Letter re change in accounting principles.
          -----------------------------------------
          There has been no change in accounting principles or practices followed by DVL, or any change in the method of applying such accounting principles or practices, which affect the financial statements of DVL included in Item 8 hereof.

    14.   Previously unfiled documents.
          ----------------------------
          None

    15.   Subsidiaries of DVL.
          -------------------
          (Incorporated by reference to Exhibit 15 to DVL Form 10-K for the fiscal year ended December 31, 1989.) Three additional subsidiaries, DV/MHC, PSC and RH were formed prior to the date of this Form 10-K and all are wholly owned by DVL.

    16.   Published report regarding matters submitted to vote OF
          SECURITY HOLDERS.

          Not applicable.

    17.   Consents of Experts and Counsel.
          -------------------------------
          Not applicable.

    18.   Power of Attorney.
          -----------------
          Not applicable.

    19.   Additional Exhibits.
          -------------------
          There are no additional exhibits.

    20.   Information from reports furnished to state insurance
          -----------------------------------------------------
          regulatory authorities.
          ----------------------
          Not applicable.

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1994.














                                      27
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the '34 Act, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DVL, INC.

Date:           , 1995           By:
                                    ---------------------------
                                    Alan E. Casnoff
                                    President and Chief
                                    Executive Officer

     Pursuant to the requirements of the '34 Act, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                   Title                        Date
- ---------                   -----                        ----


- ----------------------
Alan E. Casnoff             President, Chief              March 30, 1995
                            Executive Officer
                            (Principal Executive
                            Officer) and Director


- ----------------------
Frederick E. Smithline      Director                      March 30, 1995



- ----------------------
Herbert L. Golden           Director                      March, 30, 1995




- ----------------------
Myron Rosenberg             Director                      March 30, 1995



- ----------------------
Joel Zbar                   Treasurer (Principal          March 30, 1995
                            Financial and Accounting
                            Officer)















                                      28
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the '34 Act, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DVL, INC.

Date:           , 1995           By:/s/
                                    ---------------------------
                                    Alan E. Casnoff
                                    President and Chief
                                    Executive Officer

     Pursuant to the requirements of the '34 Act, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                   Title                        Date
- ---------                   -----                        ----


/s/
- ----------------------
Alan E. Casnoff             President, Chief              March 30, 1995
                            Executive Officer
                            (Principal Executive
                            Officer) and Director

/s/
- ----------------------
Frederick E. Smithline      Director                      March 30, 1995


/s/
- ----------------------
Herbert L. Golden           Director                      March 30, 1995



/s/
- ----------------------
Myron Rosenberg             Director                      March 30, 1995


/s/
- ----------------------
Joel Zbar                   Treasurer (Principal          March 30, 1995
                            Financial and Accounting
                            Officer)













                                      29



               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------



            Consolidated Financial Statements of DVL, Inc.
               (formerly "Del-Val Financial Corporation") and Subsidiaries and Report of Independent Auditors




                                                                  Page
                                                                  ----
Report of Independent Auditors                                    F- 1

Consolidated Balance Sheets-December 31, 1994 and 1993            F- 2

Consolidated Statements of Operations for each of the
     years in the three year period ended December 31, 1994       F- 4

Consolidated Statements of Shareholders' Equity/Capital
     Deficiency for each of the years in the three year
     period ended December 31, 1994                               F- 6

Consolidated Statements of Cash Flows for each of the
     years in the three year period ended December 31, 1994       F- 7

Notes to Consolidated Financial Statements                        F-10

                    RICHARD A. EISNER & COMPANY, LLP
                           575 Madison Avenue
                         New York, NY 10022-2597
- ------------------------------------------------------------------------

                     REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
DVL, Inc.
Bogota, New Jersey

     We have audited the accompanying consolidated balance sheets of DVL, Inc. (formerly Del-Val Financial Corporation) and subsidiaries as at December 31, 1994 and December 31, 1993, and the related consolidated statements of operations, shareholders' equity/ capital deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries at December 31, 1994 and December 31, 1993, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered significant losses from operations in each of the last three years, is in default of one of its loan agreements due to nonpayment and is continuing to have liquidity problems. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 29, 1995
                                    F-1

                            DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                December 31,
                                                          ----------------------
                                                             1994        1993

                           ASSETS                         ----------  ----------
                           ------
Loans receivable, including amounts maturing after one
 year - principally pledged (Notes 1,2,5,6,8,11 and 13)
  Affiliates:
     Wrap around and other mortgages due from affiliated
      partnerships (net of underlying liens of $52,840
      and $52,022, respectively)                           $ 68,851    $ 80,767
     Unearned interest                                      (18,028)    (20,426)
                                                           --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $5,261 and $4,546 of
      non-performing loans, respectively)                    50,823      60,341


  Others:
     Other mortgage loans                                     1,383       1,459
     Loans collateralized by limited partnership interests
      due from limited partners (including $4,540 and
      $5,226 of non-performing loans, respectively)           4,606       6,031
                                                           --------    --------
  Total loans receivable                                     56,812      67,831
  Allowance for loan losses (Note 6)                         12,762       7,034
                                                           --------    --------
  Net loans receivable                                       44,050      60,797

Cash (including restricted cash of $1,064 and $185,
 respectively)                                                1,350         541
Due from affiliated partnerships (net of an allowance
 for loss of $2,444 and $2,490, respectively) (Note 2)          200         266
Investments (Notes 1,5,7 and 13)
  Real estate at cost - pledged (net of an allowance for
   loss of $208)                                                289         497
  Real estate lease interests                                 2,557       2,623
  Affiliated limited partnerships (net of an allowance for
   loss of $750)                                              3,803       4,497
  Other investments (net of an allowance for loss of $400)      723         949
Other assets (Note 1)                                         1,113         632
Assets of discontinued operations (Note 3)                        -       1,246
                                                           --------    --------
    Total assets                                           $ 54,085    $ 72,048
                                                           ========    ========

[FN]







See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)


                                                                December 31,
                                                          ----------------------
                                                            1994         1993
                                                          ---------    ---------
       LIABILITIES AND SHAREHOLDERS' EQUITY/CAPITAL DEFICIENCY
       -------------------------------------------------------
Liabilities:
  Debt in default for non-payment - partially
   collateralized (Notes 2 and 11)                         $  9,442     $ 13,507
  Accrued interest on debt in default for non-payment         4,362        4,272
  Short-term debt (Note 8)                                      215        2,613
  Long-term debt (Notes 2,7,8,11, and 13)                    32,018       33,714
  Notes to be issued pursuant to litigation settlement
   (Notes 2 and 11)                                           4,434        3,690
  Convertible subordinated debentures (Notes 10 and 12)         448          438
  Accrued liability for litigation settlement (Notes 2
   and 11)                                                    1,810        1,810
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates (Notes 6 and 11)             708        1,171
  Accounts payable and accrued liabilities (Note 11)          4,383        3,768
                                                           --------     --------
     Total liabilities                                       57,820       64,983
                                                           --------     --------
Deferred credits (Notes 1 and 9)                              1,396        1,405
                                                           --------     --------

Commitments and contingent liabilities (Notes 2 and 11)

Shareholders' equity/capital deficiency (Notes 1,2,10,11 and 12):
  Common stock, $1 par value, authorized - 16,000,000
   shares, issued and to be issued - 8,513,200 and
   8,103,043, respectively                                    8,513        8,103
  Additional paid-in capital                                 84,074       84,100
  Deficit                                                   (97,718)
(86,543)
                                                           --------     --------
     Total shareholders' equity (capital deficiency)         (5,131)       5,660
                                                           --------     --------
     Total liabilities and shareholders' equity
      (capital deficiency)                                 $ 54,085     $ 72,048
                                                           ========     ========

[FN]











See accompanying accountants' report and notes to consolidated financial statements.

                        DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except share data)

                                                   Year Ended December 31,
                                              ------------------------------
                                                1994       1993       1992
                                              --------   --------   --------
Income from affiliates (Notes 1,2,4,5 and 7):
  Interest on mortgage loans                  $  2,344   $  2,447   $  3,640
  Partnership management fees                      514        118          -
  Transaction and other fees from
   partnerships                                    542          -          -
  Commitment and loan guarantee fees                 -          -        253
  Rent income                                       25         84        109
Income from others (Notes 1,2 and 5):
  Interest on loans to limited partners
   collateralized by limited partnership
   interests                                       317        402        343
  Other interest                                    42         15          7
                                              --------   --------   --------
                                                 3,784      3,066      4,352
                                              --------   --------   --------
Operating expenses:
  Provision for losses (Notes 1,2,5,6,
   7 and 11)                                     7,814        995     11,219
  General and administrative                     2,121      2,786      1,390
  Legal and professional fees                      621        657        690
  Depreciation of real estate assets
   (Notes 1 and 7)                                   -          4          8
Interest expense - (Notes 1,2 and 8)
  Affiliates                                       251        220        201
  Others                                         3,719      4,000      6,819
Loss on investment in First Mechanics
 Finance Company (Note 6)                        1,181          -          -
Reserve for estimated loss on shareholder
 litigation settlement (Notes 2 and 11)              -          -      6,400
Claim settlement and other litigation
 losses (Notes 6 and 11)                           973        582        280
                                              --------   --------   --------
                                                16,680      9,244     27,007
                                              --------   --------   --------

Loss before gain on sales of real estate       (12,896)   ( 6,178)   (22,655)

Gain on sales of real estate to affiliates
 (Notes 1 and 9)                                     9         15         20
                                              --------   --------   --------
Loss from continuing operations                (12,887)   ( 6,163)   (22,635)
Loss from discontinued operations (Note 3)        (223)      (367)      (403)
                                              --------   --------   --------
Loss before extraordinary gain                 (13,110)   ( 6,530)   (23,038)
Extraordinary gain on the settlements
 of indebtedness (Notes 2 and 8)                 1,935      7,991     16,482
                                              --------   --------   --------
      Net income (loss)                       $(11,175)  $  1,461   $( 6,556)
                                              ========   ========   ========

[FN]
See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (continued)


                                                    Year Ended December 31,
                                              ---------------------------------
                                                1994        1993        1992
                                              ---------   ---------   ---------
Earnings (loss) per share (Note 1):

  Primary:
    Loss from continuing operations           $   (1.54)  $    (.83)  $   (3.27)
    Loss from discontinued operations              (.03)       (.05)       (.06)
                                              ---------   ---------   ---------
    Loss before extraordinary gain                (1.57)       (.88)      (3.33)
    Extraordinary gain on the settlements
     of indebtedness                                .23        1.08        2.38
                                              ---------   ---------   ---------
      Net income (loss)                       $   (1.34)  $     .20   $    (.95)
                                              =========   =========   =========
  Fully diluted:
    Loss from continuing operations           $   (1.54)  $    (.76)  $   (3.27)
    Loss from discontinued operations              (.03)       (.04)       (.06)
                                              ---------   ---------   ---------
    Loss before extraordinary gain                (1.57)       (.80)      (3.33)
    Extraordinary gain on the settlements
     of indebtedness                                .23         .99        2.38
                                              ---------   ---------   ---------
      Net income (loss)                       $   (1.34)  $     .19   $   ( .95)
                                              =========   =========   =========
   Weighted average shares outstanding:

     Primary                                  8,336,640   7,403,407   6,911,571
                                              =========   =========   =========

     Fully diluted                            8,336,640   8,039,428   6,911,571
                                              =========   =========   =========

[FN]
















See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/CAPITAL
DEFICIENCY
                             (NOTES 1, 2, 10, 11 AND 12)
                          (in thousands except share data)


                                  Common stock       Additional
                              --------------------    paid-in
                                Shares     Amount     capital    Deficit
Total
                              ----------  --------  ----------  ---------
- --------

Balance-December 31, 1991      6,911,571   $6,912    $83,983    $(81,448)
$9,447

Issuance of warrants in
 connection with the sale
 of subordinated debentures                               40
40

Net loss                                                          (6,556)
(6,556)
                               ---------   ------    -------    --------
- -------
Balance-December 31, 1992      6,911,571    6,912     84,023     (88,004)
2,931

Issuance of warrants in
 connection with the sale
 of subordinated debentures                                7
 7

Issuance of common stock in
 payment of accounts payable      41,472       41         39
80

Issuance of common stock in
 connection with a creditor
 settlement                      250,000      250         31
281

Common stock to be issued in
 connection with shareholder
 class action litigation         900,000      900
900

Net income                                                         1,461
1,461
                               ---------   ------    -------    --------
- -------
Balance-December 31, 1993      8,103,043    8,103     84,100     (86,543)
5,660

Issuance of common stock in
 payment of accounts payable      90,157       90         (8)
82

Issuance of warrants in
 connection with a creditor
 agreement                                                 2
 2

Issuance of stock in connection
 with a settlement of a
 contingent liability            320,000      320        (20)
300

Net loss                                                         (11,175)
(11,175)
                               ---------   ------    -------    --------
- -------
Balance-December 31, 1994      8,513,200   $8,513    $84,074    $(97,718)
$(5,131)
                               =========   ======    =======    ========
=======

[FN]

See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1994       1993       1992
                                                 --------   --------   --------
Cash flows from operating activities:
  Net loss from continuing operations            $(12,887)  $ (6,163)  $(22,635)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
    Provision for losses                            7,814        995     11,219
    Claim settlement losses                           973        582        280
    Reserve for loss on shareholder
     litigation settlement                              -          -      6,400
    Depreciation of real estate assets                  -          4          8
    Amortization of deferred charges                  126        216        220
    Net increase in other assets                     (197)      (281)      (112)
    Decrease in unearned interest on loans
     receivable                                      (419)      (472)      (387)
    Net increase in payables                          831      2,791      4,129
    Imputed interest on Notes to be issued            744          -          -
    Amortization of deferred credits                   (9)       (15)      (272)
  Net cash provided by (used in) discontinued
   operations                                          13       (396)      (501)
                                                 --------   --------   --------
      Net cash provided by (used in) operating
       activities                                  (3,011)    (2,739)    (1,651)
                                                 --------   --------   --------

Cash flows from investing activities:
  Fundings of loans receivable to affiliates            -       (112)         -
  Collections on loans receivable (net of
   payments on underlying loans)
    Affiliates                                      7,146      2,530      4,801
    Others                                          1,838      3,419      1,473
  Net cash provided by (used in) real estate
   acquired for resale                                  -         76       (457)
  Net reductions in real estate lease interests        66        110          -
  Net collections on amounts due from affiliated
   partnerships                                        66          -          -
  Acquisition of affiliated limited partnership
   interests                                         (108)         -          -
  Distributions received on affiliated limited
   partnership interests and other investments        238        121         31
  Net cash provided by discontinued activities        530      8,434     11,202
                                                 --------   --------   --------
      Net cash provided by investing activities     9,776     14,578     17,050
                                                 --------   --------   --------

                                   (continued)

[FN]




See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1994       1993       1992
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from new borrowings                   $  1,150   $  1,110   $  3,000
  Proceeds from the issuance of subordinated
   debentures                                           -         21        255
  Net decrease in amounts receivable from
  Kenbee Management, Inc.                               -        275         68
  Net cash received upon purchase of
   indebtedness                                         -          -        125
  Repayment of indebtedness                        (6,994)    (7,962)    (8,752)
  Payments on guaranteed indebtedness                (380)      (367)         -
  Net cash used for debt repayments on
   discontinued activities of Del-Val
   Capital Corp.                                        -     (4,524)    (9,973)
                                                 --------   --------   --------

     Net cash used in financing activities         (6,224)   (11,447)   (15,227)
                                                 --------   --------   --------

Net increase in cash                                  541        392        122
Cash, beginning of year                               809        149         27
                                                 --------   --------   --------

Cash, end of year                                $  1,350   $    541   $    149
                                                 ========   ========   ========

Supplemental disclosure of cash flow
 information:
  Cash paid during the year for interest,
   excluding amounts paid on underlying
   loans                                         $  1,051   $  2,033   $  3,431
                                                 ========   ========   ========


                                   (continued)

[FN]












See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   1994      1993      1992
                                                 -------   -------   -------

Supplemental disclosure of non-cash
 investing and financing activities:

  Net loans receivable transferred
   to settle claim                               $     -   $     -   $    63
  Increase in indebtedness in connection
   with claim settlement                             973       582       217
                                                 -------   -------   -------
  Net effect of claim settlement                 $   973   $   582   $   280
                                                 =======   =======   =======

  Net loans and other assets transferred to
   satisfy indebtedness and loan guarantees      $ 1,448   $10,046   $ 6,806
                                                 =======   =======   =======
  Net reduction in indebtedness pursuant
   to creditor settlements                       $ 1,935   $ 7,991   $16,482
                                                 =======   =======   =======
  Subordinated debentures issued pursuant
   to settlements                                $     -   $    51   $   145
                                                 =======   =======   =======
  Common stock issued and to be issued in
   reduction of a contingent liability and
   accounts payable                              $   382   $ 1,260   $     -
                                                 =======   =======   =======
  Increase in indebtedness upon capitalization
   of accrued interest and other payables        $ 1,068   $ 1,066   $ 3,119
                                                 =======   =======   =======
  Net effect of sale of real estate acquired
   for resale                                    $     -   $   381   $     -
                                                 =======   =======   =======

[FN]













See accompanying accountants' report and notes to consolidated financial statements.
[/FN]



                                     F-9
                        DVL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies and Principal Affiliates

a. THE COMPANY AND PRINCIPAL AFFILIATES: DVL, Inc. (formerly Del-Val Financial Corporation) ("DVL"), a Delaware corporation whose common stock is traded on the New York Stock Exchange (DVL), is a real estate investment, management and finance company headquartered in Bogota, New Jersey. DVL's investments consist primarily of commercial mortgage loans due from affiliated partnerships, loans due from limited partners collateralized by their interests in affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL's wholly owned subsidiaries are Del-Val Capital Corp. ("DVCC"), Professional Service Corporation ("PSC") and RH Interests, Inc. ("RH"). DVCC was organized in 1989 to acquire, make and service full recourse loans due from unaffiliated borrowers collateralized by consumer receivables. PSC was organized in 1991 and holds certain master lease positions acquired by DVL through a creditor settlement (Note 7). DVL acquired RH from Kenbee Management, Inc. ("Kenbee"), DVL's former manager, on January 1, 1994 (Note 4). RH held interests in several real estate development projects. The accounts of DVCC, RH (reflected as discontinued operations - see Note 3) and PSC have been consolidated in these financial statements. All material intercompany transactions and accounts are eliminated in consolidation.

     In 1994, DVL organized the First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to start-up a specialized tool loan purchasing and servicing business. Due to the lack of cash resources and as part of DVL's decision to refocus on its existing real estate investment, management and finance business, DVL sold FMF in an effort to recoup some of its initial investment (Note 6). FMF was sold principally for a note and subordinated debenture which are fully reserved for. The results of FMF's operations were not consolidated in these financial statements as FMF is reflected as a temporary investment.

     Kenbee was DVL's largest debtor and served as DVL's manager through October, 1990. DVL's management assumed operational control of Kenbee during 1991 and all of Kenbee's remaining unencumbered assets were transferred to DVL in 1992. DVL replaced Kenbee as the general partner of certain limited partnerships (Note 2), which are treated as affiliates in these financial statements.

b. ALLOWANCE FOR LOSSES: Specific loss reserves are provided as required based on management's evaluation of the underlying collateral on each loan or investment (Note 6).

c. DEPRECIATION: Depreciation is provided by charges to operations on either a straight-line basis or accelerated basis at rates which will allocate the cost of the assets over their estimated useful lives.

d. DEFERRED CHARGES: Deferred charges applicable to debt financing are amortized over the term of the related debt.

e. INCOME RECOGNITION: Interest income is not recognized on the non-performing portion of DVL's loan portfolio. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on DVL's restructured mortgage loan portfolio is recognized using an imputed interest rate based upon the anticipated future cash flow and yield to maturity. Fees received in connection with previous agreements to refinance existing mortgages were recognized in income on the straight-line method over the commitment period. Gains on sales of real estate to affiliates are recognized in income generally under the installment method, whereby the gain on the portion of the sales price which is not received in cash is deferred at the time of sale and recognized proportionately as cash is subsequently collected. Any cash received on the collection of the note or debenture obtained from the sale of FMF, subsequent to March 30, 1995, will be recognized into income when received.

f. FEDERAL INCOME TAXES: DVCC, PSC and RH will be included in DVL's federal income tax return for 1994. DVL revoked its election to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code ("Code"), effective January 1, 1994. As a REIT, DVL was required to distribute to its shareholders at least 95% of its federal taxable income, and assuming compliance with certain other requirements, income so distributed would not be taxable to DVL.

     The revocation of DVL's REIT status was approved by its shareholders in order to permit DVL to earn income in ways which are not permitted or which are subject to taxation at a rate of 100% for a REIT under the Code. In this manner, DVL believes that it will be best able to utilize its significant net operating loss carryforwards generated during the last five years to offset such taxable income, if any, and, subject to certain limitations, in the future.

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

     At December 31, 1994, DVL had net operating loss carryforwards for income tax purposes of approximately $67 million available to offset future taxable income, if any, expiring through 2009. Temporary differences arise from differences between financial reporting and income tax reporting relating primarily to provision for loan and other losses and the loss on the shareholder litigation, which are not currently deductible for income tax purposes. DVL's deferred tax asset of approximately $37 million, which is comprised primarily of the tax benefit of net operating loss carryforwards of approximately $27 million and temporary differences represented by non-deductible loan reserves and litigation losses of approximately $10 million is fully reserved for due to the uncertainty of realizing taxable income in the future (Notes 2, 10, 11 and 12). The change in the valuation reserve for deferred tax assets was approximately $4 million for the year ended December 31, 1994. DVL does not believe that, to date, the issuance of stock, stock options and warrants pursuant to settlements with various lenders and with the shareholders, nor the issuance of convertible debentures, will have an adverse affect upon its ability to utilize its tax loss carryforward.

g. PER SHARE DATA: Primary earnings per share amounts are based upon the weighted average number of common shares and equivalents issued and to be issued. The dilutive effect of outstanding options and warrants is computed using the treasury stock method.

     Fully diluted earnings per share amounts are based upon the increased number of shares that would be outstanding assuming the conversion of existing and contingent debentures and the exercise of contingent warrants. Net income has been adjusted for the interest expense on convertible debentures.

2.   Basis of Presentation and Financial Condition

     The accompanying financial statements were prepared on a going concern basis, which assumes that the realization of assets and repayment of liabilities will be in the normal course of business.

     During 1994, DVL continued to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is used to pay senior liens before cash flow on such mortgages is available to DVL. Furthermore, the start-up costs of FMF were significantly more than originally anticipated which exacerbated DVL's liquidity problems. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL is currently liquidating and refinancing its assets in order to meet its operating cash flow deficiency and to satisfy indebtedness, including mandatory repayments required under its restructured indebtedness. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies or mandatory debt repayments. Although DVL restructured the majority of its defaulted indebtedness, DVL remains in default for non-payment of principal and interest repayments on a recourse debt of $13,804,000 at December 31, 1994 (Note 8).

     In December 1993, DVL reached a settlement in the shareholder class action litigation which calls for DVL to issue 900,000 shares of DVL common stock at a guaranteed fair market value of $1.50 per share and notes with a face value of $9 million and to make payment of cash or common stock of $1.4 million plus interest at 3% from August 16, 1993 and expenses. Management reflected the common stock and notes as "to be issued" in these financial statements, with a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. If the 900,000 shares were issued effective January 1, 1993, primary earnings per share for 1993 would have been $.18. The $9 million face value notes are due in ten years, bear interest at 10% per annum payable in kind for five years, are callable after the third year, are payable in cash or common stock at DVL's option and were valued at $3.69 million by an independent investment banker. The effective interest rate on such notes is approximately 22%. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992 (Note 11).

     In November 1992, DVL, Kenbee and the limited partners of certain affiliated partnerships reached a settlement in the limited partnership class action litigation ("Limited Partner Settlement") and, concurrently with this settlement, DVL reached settlements with a number of its creditors providing for the restructuring of a substantial portion of DVL's defaulted indebtedness and loan guarantees. The Limited Partner Settlement and the related settlements with DVL's creditors, resulted in
a) the reaffirmation and the restructuring of the terms of certain of DVL's mortgage loans receivable from affiliated partnerships and similar such partnership mortgages collateralizing DVL's loans due from affiliates, including reductions in payment amounts and interest rates, as well as discounts on the payoff of such loans prior to maturity, b) the replacement of DVL's loans to affiliates collateralized by partnership mortgage loans with the restructured mortgage loans due directly from the partnerships, c) the cancellation of certain of DVL's interim mortgage loans receivable due from affiliated partnerships and a related reduction to DVL's indebtedness through the transfer of substitute assets to certain creditors, d) a restructuring of the payment terms on DVL's indebtedness to other creditors, e) the elimination of DVL's and Kenbee's contingent liabilities to certain partnerships, f) the elimination of certain obligations between Kenbee or DVL and the partnerships, g) the ratification of the validity and enforceability of loans to limited partners collateralized by limited partnership interests, h) the transfer to DVL of the management of the affiliated partnerships as the general partner (Note 4) and i) the establishment of an independent oversight committee to monitor the management of the affiliated partnerships. In addition, the Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of its cash flow received from affiliated partnership mortgages and other loans receivable from affiliated partnerships, as well as a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 to 2012 (Note 11). Although the Limited Partner Settlement resulted in the reclassification of a substantial portion of DVL's mortgage loan portfolio from non-performing to performing, this reclassification has not resulted, nor is it expected to result in significant income or cash flow on the majority of the restructured mortgages until liens senior to DVL's are fully repaid, as the mortgage debt service is currently used to pay liens senior to DVL's.

     DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining defaulted indebtedness (Note 8), (2) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and make payments to its creditors, including mandatory repayments on previously restructured indebtedness, (3) the settlement of remaining litigation, (4) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, and (5) the return to profitable operations which will primarily depend on the outcome of the negotiations with its existing creditors to reduce its interest expense burden. If DVL is unsuccessful in achieving a short-term solution to its liquidity problems, and moreover, long-term solutions to cure remaining loan defaults and restore profitable operations, the Company may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   Discontinued Operations

     During 1993 and 1994, DVL began to pursue a new business venture involving the acquisition, development and resale of residential real estate. The sales and development of DVL's real estate projects progressed more slowly than DVL originally anticipated and DVL did not have the financial resources to make further investments in its projects. Therefore, in 1994 DVL agreed to transfer its interests in its three remaining projects to the creditors who financed DVL's purchases of such projects in satisfaction of the related non-recourse debts. These activities are reflected as a discontinued operation in these financial statements with the assets presented net of non-recourse indebtedness of $2,855,000 at December 31, 1994.

     Furthermore, DVL continued to liquidate DVCC's loan portfolio during 1994 and, therefore, DVCC is also accounted for as a discontinued operation in these financial statements. In May 1994, DVCC sold one loan at its carrying value and pledged another loan as collateral for a DVL loan (Note 13). DVCC's remaining assets, net of an additional reserve of $175,000, were absorbed by DVL, which treated these transactions as the final disposal of DVCC.

     Certain financial information of discontinued operations is as follows:

                                                       December 31,
                                                  --------------------
                                                    1994         1993
                                                  -------      -------
                                                     (in thousands)
Assets
  Loans due from unaffiliated borrowers
   (net of allowance for losses and
   unearned interest)                             $     -      $ 1,097
  Residential development properties (net of
   allowance for losses)                            2,793            -
  Non-recourse indebtedness                        (2,855)           -
  Cash                                                 20           12
  Other assets                                         59          137
  Other liabilities                                   (17)           -
                                                  -------      -------
                                                  $     -      $ 1,246
                                                  =======      =======
Net Revenues                                      $    10      $   473
                                                  =======      =======

4.   Certain Related Party Transactions

     TRANSACTIONS WITH RH: In April 1993, DVL entered into management agreements with RH for each of the affiliated partnerships in which DVL is now the general partner, pursuant to which RH provided certain administrative and managerial services for the partnerships. RH and Kenbee agreed to pay to DVL 95% of any net income from such activities in repayment of prior existing indebtedness of Kenbee to DVL. In addition, DVL sold its real estate held for resale to RH at DVL's carrying value in the property and financed RH's entire purchase price. RH fully repaid this loan out of the net proceeds from property sales, and RH and Kenbee agreed to pay DVL 95% of any net income from further property sales in repayment of prior existing indebtedness of Kenbee to DVL. These were temporary actions taken to permit DVL to develop these new business opportunities while not being disqualified as a REIT or subject to a 100% tax rate on income generated by such property sales. There can be no assurance that these steps have successfully preserved DVL's REIT status and not subjected it to the 100% tax rate for 1993. DVL revoked its election to be taxed as a REIT effective January 1, 1994, and, concurrently, DVL cancelled the management agreements with RH and acquired Kenbee's interest in RH.

     UNSECURED LOANS DUE FROM KENBEE: On December 31, 1992, Kenbee transferred its remaining assets to DVL in partial satisfaction of DVL's unsecured loan due from Kenbee. The loan was reduced by the estimated fair market value of these assets aggregating $908,000 and DVL fully provided for a loss on the remaining amount due from Kenbee aggregating $275,000 in 1992 (Note 6).

     DVL reimbursed Kenbee $610,000 in 1992 for DVL's share of Kenbee's payroll and other operating costs. Effective January 1, 1993, DVL hired Kenbee's remaining administrative personnel.

5.   Loans Receivable

     Most of DVL's loans receivable arose out of transactions previously arranged by
Kenbee in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an affiliated partnership. DVL's loan portfolio is comprised of long-term wrap around and other mortgage loans due from


                                    F-14
affiliated partnerships; interim second mortgage loans due from affiliated partnerships; a loan due from an unaffiliated party; and loans due from limited partners collateralized by their interests in affiliated partnerships ("Partners'
Notes") and are principally pledged to collateralize DVL's indebtedness (Note
8).

     As a result of the Limited Partner Settlement and other settlements, the validity of all of DVL's mortgage portfolio was reaffirmed and virtually all of DVL's loans to Kenbee collateralized by loans due from affiliated partnerships were replaced by the restructured mortgage loans due directly from the partnerships. In many cases, the restructuring of the partnership mortgages called for a reduction in payment terms and interest rates, in order to assure that the partnerships' restructured mortgages are serviced on a current basis from the base rents generated by the properties, and, in all cases, mandatory discounts on the payoffs of the loans prior to maturity. The Limited Partner Settlement also ratified the validity and enforceability of the Partners' Notes and resulted in the replacement of certain loans due from Kenbee collateralized by Partners' Notes with the loans receivable directly from the limited partners (Note 2).

     In 1994, DVL refinanced a portion of its partnership mortgage portfolio which
generated cash proceeds of approximately $5.9 million, of which approximately
$4.6
million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's remaining unsettled creditors. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably (see 5(c) below).

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from affiliated partnerships which bore interest at effective rates of up to 15% per annum, aggregating $4,421,000 at December 31, 1994 and mature through 2036. The effect of the modification on these mortgages on DVL's interest income for 1994 was not material.

     In addition, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. These loans, aggregating $64,141,000 at the time of the restructuring, bore interest at 3% over DVL's average interest rate for short-term borrowings and matured through 1994. As DVL's net carrying value in its original loans exceeded the anticipated cash flow to be received on a number of such loans, these modifications resulted in a loss of $18,223,000, which was charged to operations in 1992 (Note 6). The restructured and modified loans due directly from the partnerships were written down to $45,918,000, net of underlying mortgages of $46,073,000, at the time of the restructuring. These restructured loans bear interest at stated rates of up to 15.5% and mature through
2033. As of December 31, 1994, the modified loans due directly from the partnerships aggregated $29,786,000 net of underlying mortgages of $38,907,000. In 1992, interest income of $150,000 on these loans prior to modification is included in operations. Management currently does not anticipate realizing a material amount of interest income over the remaining terms of these modified loans. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $5,000,000 in 1994, $5,000,000 in 1993 and $8,000,000 in 1992.

     Pursuant to certain settlement agreements, DVL replaced certain mortgage loans and loans collateralized by limited partnership interests due from affiliates with similar loans due from unaffiliated parties aggregating $8,936,000 in 1992 (Note 5 (g) and (i)).

                                    F-15
     DVL's mortgage and other loans due from affiliated partnerships, an unaffiliated entity and limited partners are as follows:

                                                                   1994
                          1993


- ------------------------------------
- --------------------------------------
                                                                  Accrued
                         Accrued
                                                                  Interest
Allowance                    Interest
 Allowance
                                                 Number           Included  For
Loan    Number
Included   For Loan
(dollar amounts in thousands)                     of     Loan     In Loan
Losses       of    Loan
   In Loan     Losses
Mortgage Loans Due From Affiliated Partnerships  Loans  Balance   Balance
(Note 6)    Loans
Balance   Balance    (Note 6)
- -----------------------------------------------  -----  -------   --------
- --------    -----  -------   --------
- --------
Long term wrap around mortgage loans (net of
  underlying loans) ranging from $15 to
  $5,279 in 1994 and from $325 to $5,278 in
  1993, maturing at various dates through
  March 2036 (a)                                   20   $ 19,496  $  55     $
2,689       23   $ 21,775
 $   53    $ 1,447

Other long term mortgage loans ranging from
  $221 to $2,522 in 1994 and from $240 to
  $2,543 in 1993, maturing at various dates
  through December 2029 (b)                        16     17,920      7
119       18     20,811
     16        118

Long term wrap around and other mortgage
  loans (net of underlying loans) acquired
  from Kenbee pursuant to the Limited
  Partner Settlement ranging from $2 to
  $1,970 in 1994 and from $228 to $2,543
  in 1993, maturing at various dates through
  May 2033 (c)                                     40     29,786      -
6,810       41     36,442
      -      2,492

Interim second mortgage loans ranging from
  $85 to $1,201 in 1994 and from $123 to
  $1,250 in 1993, maturing at various dates
  through December 2000 (d)                         3      1,649      -
728        3      1,739
      -        581

Other Mortgage Loans
- --------------------
Mortgage loan due from unaffiliated entities,
  maturing in December 1996 (e)                     1      1,383      -
  -        1      1,459
      -          -
                                                  ---   --------  -----
- -------      ---   --------   ------
- -------
Total Mortgage Loans                               80     70,234     62
10,346       86     82,226
     69      4,638

Loans Collateralized By Limited Partnership Interests
- -----------------------------------------------------
Loans ranging from $1 to $317 in 1994 and
  from $1 to $294 in 1993, maturing at
  various dates through December 1995 (f)         213      4,606    523
2,416      282
6,031      763      2,396
                                                  ---   --------  -----
- -------      ---   --------   ------
- -------
Total Loans Receivable                            293     74,840  $ 585
$12,762      368
88,257   $  832    $ 7,034
Less unearned interest on partnership mortgage    ===             =====
=======      ===
            ======    =======
  loans                                                   18,028
                 20,426
                                                        --------
               --------
Total Loans Receivable Per Balance Sheet                $ 56,812
               $ 67,831
                                                        ========
               ========


                                                                    F-16

     (a) DVL previously funded certain wrap around mortgages due from affiliated partnerships, whereby the original principal of the wrap equalled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through March 2036, bear interest at effective rates of up to 15% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap around loans are reflected net of underlying mortgage loans of $13,933,000 in 1994 and $17,981,000 in 1993, which bear interest at rates ranging from 7.5% to 13.125%, are payable to unaffiliated lenders in monthly installments ranging from $2,000 to $19,000, mature on various dates through August 2011 and are collateralized by liens senior to DVL's liens. See Note 8 for the five year maturities of such underlying loans. These wrap around loans include four non-performing loans with a net investment aggregating $2,578,000 at December 31, 1994 and one non-performing loan with a net investment aggregating $1,105,000 at December 31, 1993.

     (b) DVL's other long-term mortgage loans to affiliated partnerships mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. Two of such loans aggregating $1,340,000 in 1994 and $1,349,000 in 1993 arose from DVL's sales of real estate prior to 1980 to Kenbee and affiliated partnerships in which Kenbee is a general partner. DVL realized gains on such sales of $2,280,000 (see Note 1(e) for DVL's income recognition policy). These loans include one non-performing loan with a net investment aggregating $1,119,000 at December 31, 1994 and two non-performing loans with a net investment aggregating $1,702,000, subject to non-recourse senior liens of $584,000 at December 31, 1993. Ten of such loans with a net investment aggregating $6,946,000 at December 31, 1994 are collateralized by properties leased to the Grand Union Company ("Grand Union"), which filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on January 25, 1995. The bankruptcy filing has not resulted in any loan defaults to DVL and all rents and mortgage payments relating to these loans are current. It is too early to determine whether any of the Grand Union leases will be disaffirmed.

     (c) DVL acquired long-term wrap around and other mortgage loans to affiliated partnerships pursuant to the Limited Partner Settlement, the principal balance of which equals DVL's net investment in the related loan previously due from Kenbee less specific write-downs on certain of these loans based upon the anticipated cash flow to be generated by each loan. Although these loans have stated interest rates of up to 15.5%, interest, if any, will be imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through May 2033. DVL subordinated its second mortgage position on sixteen of these loans as part of a refinancing in 1994. The wrap around loans are reflected net of senior liens of $38,907,000 in 1994 and $34,041,000 in 1993, which bear interest at rates ranging from 7.5% to 14%, are payable to unaffiliated lenders on a zero coupon basis and in monthly installments ranging from $1,000 to $26,000, mature on various dates through January 2012 and are


                                    F-17

collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages is also being made by the partnerships or tenants as discussed in (a) above. See Note 8 for the five year maturities of such underlying loans.

     (d) An interim second mortgage loan to an affiliated partnership generally was equal to the difference between the partnership's purchase price for its property and the amount of a first mortgage provided by an unaffiliated lender. Although the remaining loans bear interest at variable rates of up to prime plus 4-1/4% per annum, DVL does not anticipate realizing any income from these loans. Two of such loans are to partnerships which were not part of the Limited Partner Settlement. These loans are due on demand, are expected to be repaid primarily from the future sales of the related properties and continue to be non-performing at December 31, 1994.

     (e) DVL's mortgage loans from unaffiliated entities resulted from the restructuring or satisfaction of its mortgage loans due from affiliated partnerships. In 1994, DVL received a $1,450,000 loan from Grand Union in partial satisfaction of one of its partnership mortgage loans. This loan bears interest at 9% per annum and requires monthly payments of $18,000, with a balloon payment of $1,161,000 due in December 1996. DVL's other mortgage loan from an unaffiliated entity was liquidated during 1994 in order to satisfy indebtedness and generate cash flow for operations (Note 8). The liquidation resulted in a loss of $128,000.

     (f) DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received $8,305,000 of such loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes, which DVL valued at $6,936,000. All such partner loans mature at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at a variable rates up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, subject to additional interest charges payable upon the maturity of the loan, based on variable interest rates, which are further subject to minimum and maximum levels. Loans aggregating $4,540,000 in 1994 and $5,226,000 in 1993 were non-performing.

     DVL's commercial mortgage loans, exclusive of its wrap around mortgages, are collateralized by sixteen first mortgages aggregating $18,120,000 and five second mortgages aggregating $3,284,000 at December 31, 1994 and by eighteen first mortgages aggregating $20,812,000 and six second mortgages aggregating $3,815,000 at December 31, 1993. All such commercial mortgage loans and the wrap around mortgages are collateralized by liens on commercial and industrial properties located in various states. The commercial mortgage loans have prior first or second mortgage liens, principally on a nonrecourse basis, of approximately $15,000,000 and $24,000,000 at December 31, 1994 and 1993,
respectively. DVL's commercial mortgage loans and loans collateralized by limited partnership interests have principally the same cost basis for federal income tax and financial reporting purposes, except for certain of the loans acquired from Kenbee pursuant to the Limited Partner Settlement whose basis for federal income tax purposes is less than the financial reporting basis by approximately $3,000,000 as a result of DVL's write-downs for financial reporting purposes based upon the anticipated cash flow to be generated by each loan. The principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap around mortgages, in each of the next five years are $2,024,000 in 1995, $1,573,000 in 1996, $324,000 in 1997, $347,000 in 1998 and $361,000 in
1999.


                                    F-18
Activity on all collateralized loans is as follows:


                                          1994       1993       1992
                                        --------   --------   --------
                                                 (in thousands)
Balance, beginning of year              $ 88,257   $127,781   $195,662
Commercial financing loans-affiliates          -        112          -
Collections on loans to affiliates        (7,146)    (2,530)    (4,801)
Collections on loans to others            (1,838)    (3,419)    (1,473)
Loans transferred in connection with
 claim settlements                             -          -       (115)
Loans transferred to satisfy indebtedness
 and guarantees                           (1,506)    (9,623)   (11,916)
Unearned interest offset against loans
 upon loan restructurings                   (157)    (2,150)         -
Loans reduced in connection with
 acquisition of the assets collateralizing
 such loans                                 (160)    (5,363)    (1,689)
Limited partner loans acquired through
 settlements                                   -          -        551
Unearned interest offset against loans
 satisfied, sold and written off           (1,822)    (4,801)    (2,114)
Increase in loans in connection with
 assumption of guaranteed indebtedness         -          -      1,441
Loan written-off and written down           (692)   (11,759)   (47,945)
Other                                        (96)         9        180
                                        --------   --------   --------
Balance, end of year                    $ 74,840   $ 88,257   $127,781
                                        ========   ========   ========

Unearned interest activity is as follows:

                                          1994       1993       1992
                                        --------   --------   --------
                                                 (in thousands)
Balance, beginning of year              $ 20,426   $ 28,619   $ 36,986
Amortization to income                      (419)      (472)      (387)
Decrease in connection with the
 satisfaction or write-off of loans       (1,822)    (4,801)    (2,114)
Decrease in connection with loans
 transferred to satisfy indebtedness
 and guarantees                                -       (770)    (5,814)
Decrease in connection with restructuring
 of mortgage loans                          (157)    (2,150)         -
Decrease in connection with loans
 transferred to settle claims                  -          -        (52)
                                        --------   --------   --------
Balance, end of year                    $ 18,028   $ 20,426   $ 28,619
                                        ========   ========   ========

6.   Allowance for Losses and Other Reserves

     DVL's allowance for loan losses is based upon the value of the collateral underlying each loan in its portfolio. Management's evaluation of such collateral previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the magnitude of DVL's non-performing loan portfolio, updated internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of loans to meet 1995 and future mandatory repayment obligations on certain indebtedness, as well as its operating cash flow deficiency. In addition, DVL provided for significant losses in 1992 resulting from the restructuring and modification of a substantial portion of its loan portfolio pursuant to the Limited Partner Settlement and realized concurrent extraordinary gains on the restructuring of certain of its indebtedness (Note 8).

     The allowance for losses on DVL's mortgage loan portfolio was calculated by first comparing the appraised value of the property collateralizing a mortgage loan, net of liens senior to DVL's liens, to DVL's net investment in the mortgage loan. For those mortgages which were modified, further losses were provided for by then comparing DVL's net investment in the mortgage loan, less any allowance necessary based upon the appraised value of the property, to the anticipated cash flow to be generated by the terms of the mortgage or the amount anticipated to be received through the liquidation of the mortgage. The partnership properties were valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes that, generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalued the property as it reasonably believed appropriate. The value of the partnership properties which are subject to percentage rents was based upon internally generated appraisals. Such appraisals valued the future percentage rents utilizing assumed sales growth percentages of up to 6% annually, based upon each individual store's recent sales history through January 31, 1993. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures. In addition, management provided for a general reserve on its mortgages and partnership investments (Note 7) for anticipated losses to be realized if certain of such assets are liquidated to meet DVL's mandatory repayment obligations (Note 8(d)) and its operating cash flow deficiency.

     Based upon the ratification of the enforceability and validity of DVL's portfolio of Partners' Notes by the Limited Partner Settlement and a related improvement in the payment experience on such notes, management re-evaluated each note in its portfolio for specific loss reserves.
Those notes deemed uncollectible were provided for assuming an estimated residual value of the related partnership investment of 25% of the original investment, which reflects management's estimate of the investment's net realizable value.


Allowance for loan loss activity is as follows:

                                                 1994         1993
                                               --------     --------
                                                    (in thousands)
Balance, beginning of year                      $ 7,034      $17,156
Net provision for loan losses                     6,420        1,637
Loans written-off and written-down                 (692)     (11,759)
                                               --------     --------
Balance, end of year                           $ 12,762     $  7,034
                                               ========     ========

     During 1993, DVL received full repayment of its unsecured loan due from Kenbee, as a result of RH's operating activities. This repayment reduced DVL's provision for losses by $275,000 in 1993, as this loan was fully reserved for at December 31, 1992 (Note 4).

     In addition, DVL reduced its provision for losses on guaranteed and other indebtedness of Kenbee by $628,000 in 1993. This reduction resulted primarily from the settlement of one guaranteed debt, which was partially offset by management's re-evaluation of DVL's potential liability for remaining guaranteed indebtedness, the potential liability under a put agreement relating to previously guaranteed indebtedness and by DVL's assumption of a Kenbee legal fee obligation in order to preserve DVL's ability to use the services of this Kenbee creditor in the future. DVL reserved $3,080,000 in 1992 for losses on guaranteed and other Kenbee indebtedness. As a result of the Limited Partner Settlement, DVL received certain affiliated partnership interests and a reinstated interim mortgage and was relieved of obligations to certain affiliated partnerships, thereby reducing DVL's provision for losses by $4,321,000 in 1992. At December 31, 1994, DVL maintained a reserve of $708,000 for its estimated losses as guarantor and for other indebtedness of Kenbee (Note 11).

     Management provided for losses of $973,000, $582,000 and $280,000 in 1994, 1993 and 1992, respectively, in connection with certain litigation and the settlements of claims against it and Kenbee originating from Kenbee's indebtedness to certain creditors. Under previously completed settlement agreements, DVL transferred certain mortgages with a carrying value aggregating $3,007,000 in 1992 and 1991 to the claimants in full satisfaction of the claims against DVL and Kenbee. DVL guaranteed that such claimants (the "Lender Group") will receive a minimum cash flow from the transferred mortgages of $110,000 per year through 1996. Under the agreements, DVL agreed to pay $169,000 of the claimants' legal fees. In addition, DVL provided the Lender Group with a contingent note for the reduction in the present value of the transferred mortgages resulting from changes in the terms of such mortgages in connection with the settlement of the limited partner suits. If the contingent note amount is not satisfied by the cash flow generated by the sale or refinancing of the transferred mortgages, any shortfall, including interest at 7% per annum commencing in December 1996, will be due in 2001. DVL is obligated to pay the Lender Group 20% of any cash flow received from the sale or refinancing of its partnership mortgage portfolio in satisfaction of this contingent note after the payments to other creditors (Note 11). Management has accrued $584,000 in anticipation of additional losses resulting from the issuance of the contingent note and the guaranteed cash flow.

     DVL sold FMF in December 1994 for $837,000 of which $825,000 was financed by DVL with a secured promissory note and subordinated debenture. DVL incurred a $1,181,000 (including $353,000 of overhead allocated by DVL to FMF) loss on its temporary investment in FMF which represents the start-up and operating costs funded by DVL, less the cash received through March 30, 1995 from the sale of FMF. The loss provision included a full reserve for the remaining payments due under the note and debenture as their collectibility is uncertain and DVL has placed no value on the note or debenture. If and when DVL receives payments on the note and debenture, it will be recognized into income as received.

     In addition, management provided for a loss of $261,000 in 1993 for certain of its investments in and receivables due from affiliated partnerships based upon updated information on the properties relating to these assets (Note 7).

7.   Investments

Real Estate
- -----------
     DVL's remaining real estate, which is principally pledged to collateralize indebtedness (Note 8), is leased to two affiliated partnerships under long-term leases at aggregate annual rents of approximately $37,000. At December 31, 1994, both leases are in default and DVL has provided for a loss of $208,000 based upon the current value of the properties. During 1993, DVL reached an agreement with one of its creditors under which DVL assigned its interest in three of its land leases and the related building improvements to affiliated partnerships (Note 8). The carrying value of the transferred real estate assets aggregated $1,274,000. As part of the agreement, PSC acquired the master lease positions for these properties, which are pledged to the creditor as additional collateral. Information for DVL's remaining properties is as follows:

                                                     Land (a)


                                            ------------------------
                                              Kearny,       Kearny,
                                            New Jersey    New Jersey
                                            ----------    ----------
                                                 (in thousands)
Initial cost to the company and gross
 amount at which the land is carried
 at close of the period (b):                $      417    $       80
                                            ==========    ==========
  Date acquired                             1992          1971
  Encumbrances                              (a)           N/A

[FN]
(a)  Pledged to collateralize indebtedness to a financial institution (Note
     8).
(b) The total carrying value and the aggregate cost for federal income tax purposes at the beginning and end of each of the three years ended December 31, 1994 are as shown above.
[/FN]
    The original costs basis of the properties transferred in 1993 was $1,398,000. A reconciliation of the accumulated depreciation for the two years ended December 31, 1993 relating to the properties transferred is as follows:

                                              1993     1992
                                              ----     ----
                                              (in thousands)

  Balance, beginning of year                  $120     $112
  Depreciation charged to
   operations                                    4        8
  Decrease upon asset transfer                (124)       -
                                              ----     ----
  Balance, end of year                        $  -     $120
                                              ====     ====

Affiliated Limited Partnerships
- -------------------------------
     DVL acquired various interests in affiliated partnerships pursuant to the terms of certain settlement agreements. Management originally valued all of these investments at 33% of the original investment amount, except for interests acquired in one partnership with an original investment aggregating $2,450,000 which are assigned to one of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property as DVL controls more than 50% of the partnership. In 1994, management provided for a general reserve on these investments to bring the net carrying value down to 25% of the original investment amount, exclusive of the $2,450,000 discussed above, due to potential anticipated losses upon liquidation of these investments to meet DVL's mandatory repayment requirements and operating cash flow deficiency. (Note 6).

The activity on DVL's investments in affiliated partnerships is as follows:

                                                      1994       1993
                                                     ------     ------
                                                       (in thousands)

Balance, beginning of year                           $4,497     $2,796
Various interests acquired upon the satisfaction
 of indebtedness                                          -        206
Various interests acquired from defaulted
 Partner Notes                                          160         66
Various interests acquired from limited
 partners pursuant to settlements                       108        146
Various interests acquired from former directors
 and officers in reduction of loan to Kenbee
 collateralized by such interests                         -      1,264
Distributions received                                 (212)      (121)
Write-offs and reserves                                (750)       (43)
                                                     ------     ------
Balance, end of year                                 $3,803     $4,497
                                                     ======     ======

     At December 31, 1994, approximately $2.2 million of DVL's investments in affiliated partnerships are pledged to collateralize indebtedness.

Other Investments
- -----------------
     As part of the restructuring of three of DVL's loans to Kenbee in a settlement with the representatives of the related partnerships which opted out of the Limited Partner Settlement, DVL acquired majority limited partnership interests in three new partnerships in 1993, whose sole assets are the restructured partnership mortgage loans. These investments were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans (Notes 5(e) and 6). Management reserved an additional $200,000 in 1994 based upon a decrease in the value of the underlying collateral of one of the three partnership mortgage loans.




                                    F-23
8. Short-Term Debt, Long-Term Debt and Loans Payable Underlying Wrap Around Mortgages

     DVL's short-term and long-term debt is comprised of the following loans payable to unaffiliated lenders, except as noted:

                                                      1994      1993
                                                     -------   -------
                                                       (in thousands)
Loans currently in default for non-payment
 collateralized by:
  Limited partnership interests: bearing
   interest at 2% over prime (a)                     $ 9,442   $ 9,951
  Indebtedness restructured in 1995 (b)                    -     2,750
  Indebtedness fully satisfied during 1994
   through asset transfers                                 -       806
                                                     -------   -------
                                                       9,442    13,507
Short-term debt:                                     -------   -------
  Indebtedness bearing interest at 2% over prime
   collateralized by partnership management fees,
   maturing in April 1995                                215       210
  Non-interest bearing restructured indebtedness
   collateralized by Partners' Notes, fully paid
   in 1994 (c)                                             -     2,403
                                                     -------   -------
                                                         215     2,613
Restructured and other long-terms loans:             -------   -------
  Restructured indebtedness bearing interest
   at variable rates of 1/2% to 1% over prime,
   subject to minimum and maximum rates,
   collateralized by commercial mortgages and
   real estate, maturing through January 1999 (d)     12,801    14,613
  Restructured indebtedness bearing interest at
   varying fixed rates of up to 7% for one loan
   and variable rates based upon prime for the
   other loan, collateralized by Partners' Notes,
   commercial mortgages and real estate interests,
   maturing through May 1999 (d)                       3,785     4,652
  Non-interest bearing restructured indebtedness,
   collateralized by commercial mortgages and
   limited partnership interests, maturing in
   January 1998                                        2,821     3,426
  9% to 13 3/4% fixed rate mortgages maturing
   through June 1999                                   9,075     9,827
  12% loan principally collateralized by a loan
   secured by consumer receivables maturing in
   May 1999 (Note 13)                                    257         -
  5% over prime rate loan collateralized by
   commercial mortgages, maturing in September
   1997                                                  244         -
  Loan collateralized by investments in limited
   partnerships currently bearing interest at 10%,
   maturing in May 1998                                  285         -
  Indebtedness restructured in 1995 (b)                2,750         -
  2% above prime rate loan collateralized by
   commercial mortgages, satisfied in 1994                 -       843
  Other debt bearing interest at 4%, maturing
   from February 1996 to March 1997, satisfied
   in 1994 (c)                                             -       353
                                                     -------   -------
                                                      32,018    33,714
                                                     -------   -------
   Total debt                                        $41,675   $49,834
                                                     =======   =======

     (a) At December 31, 1994, DVL's debt in default for non-payment remained undercollateralized by approximately $13 million primarily as a result of DVL's prior pledge of unsold partnership investments and the related notes as collateral for loans. DVL is continuing to negotiate with this creditor and proposed a settlement which, if completed as proposed, would eliminate such undercollateralization. DVL has proposed to satisfy this debt at a discount by making cash payments over time in settlement of the $13.8 million debt in default for non-payment, as the current value of the assets collateralizing this loan are not sufficient to satisfy the indebtedness. If DVL is able to consummate the agreement on the terms it has proposed to this creditor, it would realize a substantial gain on the settlement and restructuring of this debt. However, there can be no assurance the negotiations will continue or that an agreement will be consummated pursuant to the currently proposed terms.

     (b) During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and is expected to close by the end of the second quarter of 1995. DVL is holding $480,000 in escrow in connection with this settlement. Such restructuring will result in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995 (Notes 9 and 13).

     (c) The settlement and restructuring agreements completed during 1994 resulted in extraordinary gains on the restructuring of indebtedness of $1,935,000 as follows:

         i) In February 1994 and June 1994, DVL made the final installment payments due under a settlement agreement with one of its creditors aggregating $674,000, which resulted in an extraordinary gain on the settlement of indebtedness of $1,729,000.

        ii) In May 1994, a DVL creditor agreed to accept $250,000 in full satisfaction of DVL's indebtedness, which resulted in an extraordinary gain on the settlement of indebtedness of $106,000.

       iii) In June 1994, DVL agreed to refinance collateral (Note 5) which was previously pledged to one of DVL's creditors in connection with the restructuring of DVL's indebtedness. As a result of this refinancing, DVL obtained the residual interest in this collateral and a reduction of its indebtedness of $450,000 in exchange for a payment of $350,000, which resulted in an extraordinary gain on the settlement of indebtedness of $100,000.

     (d) DVL obtained extensions to June 30, 1995 from two creditors in which DVL failed to meet mandatory repayment requirements at December 31, 1994 of $1,000,000 and $275,000.

     During 1993 and 1992, DVL's settlement and restructuring agreements with certain creditors resulted in extraordinary gains on the restructuring of indebtedness of $7,991,000 and $16,482,000, respectively. In addition, DVL entered into three agreements in 1992 whereby DVL assumed liabilities of Kenbee and its affiliates pursuant to DVL's guarantees of such indebtedness, which resulted in an increase in DVL's indebtedness of $6,136,000. Under two of these agreements, DVL restructured the terms of the existing indebtedness which resulted in extended payment terms and a retroactive and prospective reduction in interest rates. In addition, $2,780,000 of accrued and unpaid interest was added to the principal balance of these loans in connection with these agreements. As a result of DVL's assumption of indebtedness, DVL succeeded to the priority of liens which were senior to DVL's, thereby increasing the value of its related mortgage loans by $1,441,000. These settlements resulted in an ordinary loss of $4,635,000 in 1992.

     The aggregate amount of restructured and other long-term debt and loans payable underlying wrap around mortgages (Note 5) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)
        1995                              $ 5,677           $ 3,589
        1996                                4,797             2,159
        1997                                4,100             2,429
        1998                                6,927             3,432
        1999                                8,633             2,960
     Thereafter                             1,884            38,273
                                          -------           -------
                                          $32,018           $52,840
                                          =======           =======

9.   Deferred Credits

     DVL's deferred credits at December 31, 1994 and 1993 are comprised of deferred gains on the sales of real estate to affiliates. Under the terms of a settlement agreement with one of DVL's creditors (Note 7), certain of these mortgage loans will be cancelled in the future upon the restructuring of DVL's indebtedness with a different creditor which is expected to be completed in the second quarter of 1995 (Notes 8 and 13). As a result of this restructuring, a substantial portion of the deferred gain on sales of real estate will be realized in 1995.

Activity on deferred credits is as follows:

                                          1994       1993       1992
                                         ------     ------     ------
                                                (in thousands)
  Balance, beginning of year             $1,405     $1,420     $1,692
  Amortization to income                     (9)       (15)      (272)
                                         ------     ------     ------
  Balance, end of year                   $1,396     $1,405     $1,420
                                         ======     ======     ======

10.  Convertible Subordinated Debentures

     During 1993, DVL completed a $421,000 private placement of units consisting of one convertible subordinated promissory note and two common stock purchase warrants. The notes bear interest at 12% per annum, mature on April 30, 1997 and are convertible, including accrued interest, into shares of common stock at a price of $1.00 per share at any time prior to maturity. In addition, DVL issued $51,000 of similar such units primarily in connection with the settlement of claims of certain limited partners, which included DVL's acquisition of certain limited partnership interests (Note 7). The convertible notes included in these units bear interest at 10% per annum and mature on September 30, 1997 (Note 12).

11.  Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities
- --------------------------------------
     As part of DVL's settlement and restructuring agreements, DVL made the following commitments and guarantees: DVL guaranteed that a creditor will receive minimum annual cash flow from 1994 through 2002 totalling $87,000 on a mortgage loan transferred to the creditor; DVL guaranteed that the Lender Group will receive minimum annual cash flow of $110,000 per year through 1996 on the mortgages transferred to the Lender Group in 1991; DVL has agreed to pay two creditors additional amounts of up to 80% of the proceeds generated by the collateral pledged to these creditors if any such collateral exists after the restructured loans have been fully satisfied; and DVL has agreed to purchase in 1997 the mortgage loans which were transferred to a creditor during 1992 in satisfaction of DVL's guarantee obligations to such creditor, if the creditor has not received a stated yield based upon the value of the mortgages transferred and has not previously liquidated the mortgages. DVL has accrued liabilities of $584,000 for the deficiency of the future guaranteed cash flow and the contingent note for the Lender Group settlement and $300,000 for its obligation to purchase mortgages in 1997. Management does not anticipate any additional losses on such guarantees or commitments at this time.

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on its mortgage loans from affiliated partnerships net of repayment to existing creditors, 50% of DVL's receipts from certain loans to and general partnership investments in affiliated partnerships and a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 through 2012. DVL has not provided for losses on such contingencies except where they can be estimated (Note 2).

     In 1994, DVL reached a settlement agreement with a Kenbee creditor (in which DVL was a guarantor) pursuant to which DVL issued 320,000 shares of common stock, with a guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of this guarantee. The creditor may sell these shares by July 1995, with DVL liable for any shortfall in the guaranteed value or if it is unable to sell such shares, it may put the shares back to DVL and DVL shall pay the creditor the guaranteed value in installments over twelve months. If the creditor does not attempt to sell the shares by July 1995, DVL shall have no further liability to the creditor. DVL has provided for a reserve of $400,000 at December 31, 1994, based upon the shortfall in the guaranteed value.

     DVL has employment contracts with two of its executive officers expiring in October 1, 1995 and December 31, 1995 under which DVL is required to pay annual salaries aggregating $395,000, as well as other benefits and expense reimbursements. The contracts can be terminated without cause by the Board of Directors, subject to certain termination compensation arrangements. DVL is also obligated under a consulting agreement with its former president to pay $110,000 per annum through October 31, 1996. In addition, certain current and former officers received grants of performance units, as defined in a performance unit plan adopted by DVL. The performance unit plan provides for the Board of Directors to grant performance units, as therein defined, to employees who, in the opinion of the Board of Directors, are in a position to make substantial contributions to the management, growth and success of DVL's business. Performance units are payable on notice of exercise by the grantee in cash generally in an amount equal to the difference between the average of the stock's closing price for the last twenty trading days and the Fair Market Value ("FMV"), as defined. Through December 31, 1994, the Board of Directors granted a total of 853,000 performance units to its executive and other officers with FMV's of such units ranging from $.47 to $.75. During 1994, 62,511 performance units were exercised for $32,000. At December 31, 1994, all remaining performance units were fully vested and were valued at $0. During 1995, certain officers were issued 68,750 additional performance units and certain former officers surrendered 95,000 performance units in conjunction with their resignations from the company.

     DVL is contingently liable as guarantor under a loan facility obtained by FMF. The balance at December 31, 1994 was approximately $550,000 and DVL believes that the underlying collateral will be sufficient to fully pay off the loan.

Legal and Administrative Proceedings
- ------------------------------------
     Substantial progress has been made in settling various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. However, several cases are still being litigated or are pending final disposition including the original shareholder class and derivative actions. The following is a summary of the status of all material outstanding cases.

     Numerous class action suits commenced since 1990 were filed in various jurisdictions and consolidated in the United States District Court, Southern District of New York on February 28, 1991, in one consolidated action entitled IN RE: DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION, MASTER FILE NO. MDL 872 ("IN RE DEL-VAL").

     In IN RE DEL-VAL, a settlement has been approved by the court in which DVL would issue to plaintiffs (i) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate fair market value is less than $1,340,000); (ii) $9 million of notes due ten (10) years with interest at 10% payable in kind for five (5) years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes; and (iii) $1.4 million plus interest from August 16, 1993 and expenses in cash or stock. At December 31, 1994, management reflected the common stock and notes as "to be issued" and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992. DVL and related defendants have cross claimed against Deloitte and Touche ("Deloitte"), DVL's former accountant, and have demanded indemnification or contribution from Deloitte. Deloitte has cross-claimed against DVL and related defendants in IN RE DEL-VAL. The court has issued an opinion and order in connection with cross motions for summary judgment filed by DVL and Deloitte. In that opinion and order, the court ruled that Deloitte was not entitled to indemnification or contribution on the state law claims, that Deloitte's cross claims for indemnification or contribution against DVL are dismissed and that DVL may have a right to contribution by Deloitte on the settlement.

     A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed as a class action suit against current and former directors of DVL in the Court of Chancery in New Castle County, Delaware on February 13, 1991, has not been consolidated with the other class action suits and plaintiffs have revised their complaint to proceed





                                    F-28
on behalf of certain individuals as opposed to a class action. The revised complaint was filed on or about May 4, 1994 against the same current and former directors of DVL and alleges breaches of fiduciary duty of care and candor. A recent United States Supreme Court decision supports DVL's position in this matter and it is likely this action will be dismissed without recovery to plaintiffs.

     DVL is subject to three shareholder derivative suits. The first is PHYLLIS RYE, ON BEHALF OF HERSELF IN THE RIGHT OF DEL-VAL FINANCIAL CORPORATION V. ROGER STERN, ET AL. ("RYE"), filed in the United States District Court, Southern District of New York on May 13, 1991. The other two derivative suits are entitled DEL-VAL FINANCIAL CORP. DERIVATIVELY BY HILDA WEIGART V. ROGER D. STERN, ET AL. ("WEIGART"), and DEL-VAL FINANCIAL CORP. DERIVATIVELY BY MIRIAM FEINBERG V. ROGER D. STERN, ET AL.
("FEINBERG"), and were filed in the Superior Court of New Jersey-Law Division-Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the Superior Court for Bergen County, New Jersey have stayed all proceedings in the New Jersey cases.

     Plaintiffs and all Defendants except Deloitte & Touche (the "Settling Defendants") have reached a proposed settlement of WEIGART and FEINBERG pursuant to a Settlement Agreement dated September 12, 1994 (the "Settlement Agreement"). Under the Settlement Agreement, any claims against the Settling Defendants were settled and all amounts to be recovered by Plaintiffs were to be recovered exclusively against certain insurance policies held by the Settling Defendants. The New York Court in FEDERAL INSURANCE, discussed below, held that the Settling Defendants' insurance excluded coverage of these matters and plaintiffs have sought to transfer that ruling to the New Jersey cases.

     Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, IN RE KENBEE LIMITED PARTNERSHIPS LITIGATION, have named DVL in a case entitled FAYE CRAWFORD, ET AL. V. ROGER STERN, ET AL. ("CRAWFORD"), filed in the Court of Common Pleas in the State of South Carolina on September 23, 1993, in which plaintiffs allege violations of RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and seek damages of $625,000 plus attorney fees, expenses and interest. The case was removed to Federal Court and the defendants have answered plaintiff's amended complaint. Settlement discussions are underway and management has reserved for its estimation of settling or defending the case.

     DVL, and certain former officers have been named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleges violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. Defendants have answered the complaint, successfully moved to dismiss certain counts and commenced discovery. Plaintiff was then given leave to amend and filed an amended complaint, which Defendants have answered. More extensive discovery is ongoing. It is expected that this case will not settle and will proceed to trial and management has reserved for its estimation of settling or defending the case.
                                    F-29

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

     Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, has declined to cover DVL for these legal costs and any liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleging negligence against its broker and seeking declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision. DVL has also named Federal as a third party defendant in the consolidated WEIGART and FEINBERG cases, which have been stayed.

     DVL has been named in actions for contractual indemnity, equitable indemnity and declaratory relief in certain matters filed by Vanguard Capital, Inc. in the Superior Court, State of California. These actions are based on complaints by investors in affiliated limited partnerships alleging that the investors' brokers sold to them unsuitable investments. The broker is seeking indemnity against DVL and others. DVL has answered these complaints.

     DVL was a counterclaim defendant in an action entitled KEARNY ASSOCIATES, ET AL. V. PLANNING BOARD OF KEARNY, ET AL., pending in the Superior Court of New Jersey, Law Division, Hudson County, Docket Nos. L-5436-92 and L-5978-92. In that case, an action was commenced in the name of Del-Val Financial Corp., as well as Kearny Associates and American Industrial Warehouses, Inc., seeking to overturn zoning approvals granted to an adjacent property owner. The answer filed by Pathmark's corporate entity and the property owner interposed a counterclaim for tortious interference with prospective economic advantage. DVL filed an answer to the counterclaim denying any liability and raising other defenses. The action was consolidated with a similar action commenced by an adjacent property owner and its tenant entitled LJP ASSOCIATES V. PLANNING BOARD OF KEARNY, ET AL..

     The main claims in both actions have been dismissed, leaving the counterclaims which are being pursued. The counterclaims have been amended to add as counterclaim defendants Foodtown of Kearny, Inc. and its principal, Martin Vitale ("Foodtown"), and Kearny ShopRite, Inc. and its principal, Richard Tully, as well as to name DVL as successor to Del-Val Financial Corp. Foodtown has asserted crossclaims against INTER ALIA DVL, counterclaims against Pathmark and its property owner and third-party claims. DVL has settled this case as asserted by Pathmark and the property owner, without admitting liability and the parties are in the process of finalizing settlement documents. Foodtown's crossclaims against DVL remain pending.


12.  Shareholders' Equity/Capital Deficiency

     As a result of the shareholder class action settlement, DVL is required to issue 900,000 shares of common stock and may issue additional shares to make the $1.4 million payment due in the future (Notes 2 and 11). The 900,000 shares are reflected as "to be issued" in these financial statements.

                                    F-30
     DVL issued warrants to purchase 944,000 shares of common stock in connection with the issuance of $472,000 of 12% and 10% convertible subordinated debentures (Note 10). The company recorded a debt discount and allocated $47,000 of the proceeds to the value of the detachable stock warrants. The accumulated amortization of the debt discount aggregated $23,000 at December 31, 1994. The warrants entitle the holder to purchase the company's common stock at an exercise price of $1.00 at any time through their expiration in 1997. In addition, there was $135,000 of accrued interest on the debentures outstanding at December 31, 1994. At December 31, 1994, approximately 1,551,000 shares of the company's common stock were reserved for the conversion of subordinated debentures and exercise of warrants.

13.  Subsequent Events

     In March 1995, DVL reached a settlement with one of its remaining unsettled creditors. Such restructuring will result in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995 (Note 8).

     In March 1995, DVL contracted to sell a DVCC loan which was pledged as collateral for a DVL loan (Note 3). A portion of the proceeds will be used to pay off the DVL loan (Note 8).









































                                    F-31

                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS
(1)

                                      DECEMBER 31, 1994  (In Thousands)

                                             Under-
                 Location of    Partnership  lying
                   Security
Affiliated        Property       Mortgage    Loan    Unearned    Net
Monthly
[mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield
Amort.    Maturity
upon]          Tenant(s)
- --------------------------------------------------------------------------------
- ------------------------------------
- ---------------
Aberdeen        Terre Haute, IN       15         0        0       15    (4)
Varying   January
Land and       Amax, Inc.
Associates
          2012      a warehouse

                    building(2)
Alma            Alma, AR           2,216       822      882      512    15%
$12       December
Land and       Wal-Mart
Associates (5)
          2027      a
commercial   Stores, Inc.

                    building (2)
Bogota          Bogota, NJ           657         0        0      657     6%
Varying   January
An office and  PSC - subleased
Associates
with a    2003      commercial
   to various

final               building,
unaffiliated

payment             improvements
 companies

of $634             and leasehold

                    interests
Boulevard       Cheektowaga, NY    2,984     1,405    1,496       83    15%
Varying   March
   Land and       SCOA Industries,
Associates
          2012      a
commercial   Inc. - Hills

                    building (2)
Department Store
Brent           Brent, AL          1,640       552      745      343    15%
$9        December
Land and       Wal-Mart
Associates(5)
          2027      a
commercial   Stores, Inc.

                    building (2)
Broadalbin      Mayfield, NY         940         0      479      461    (7)
Varying   January
 Land and a     Grand Union
Associates
          2022      supermarket
  Stores, Inc.
Cambridge       Whitecreek, NY       940         0      479      461    (7)
Varying   January
 Land and a     Grand Union
Associates
          2022      supermarket
  Stores, Inc.
Checotah        Checotah, OK       1,740       606      731      403    15%
$9        December
Land and       Wal-Mart
Associates (5)
          2027      a
commercial   Stores, Inc.

                    building (2)
Elizabeth City  Elizabeth City, NC   623         0      284      339    15%
$4        January
 Land and a     Grand Union
Associates
          2022      supermarket
  Stores, Inc.-


subleased

                                   to
McTavish RR


Salvage
Fairbury        Fairbury, NE       1,962       725      842      395    15%
$10       December
Land and       Wal-Mart
Associates (5)
          2027      a
commercial   Stores, Inc.

                    building (2)
Flourtown       Flourtown, PA      3,304     1,823      911      570    (4)
$19       March
  Land and       K-Mart
Associates
          2036      a
commercial   Corporation

                    building (2)
Fort Edward     Fort Edward, NY    1,466         0       79    1,387    (7)
$14       May
  Land and a     Grand Union
Associates
          2029      supermarket
  Stores, Inc.
Hoosick Falls   Hoosick Falls, NY  1,531         0      777      754    (7)
Varying   August
  Land and a     Grand Union
Associates
          2021      supermarket
  Stores, Inc.
Industrial      Bogota, NJ         1,792         0        0    1,792     7%
Varying   March
An industrial  PSC - subleased
Associates
with a    2003      building
     to various

final pmt.
unaffiliated

of $1,646
companies


                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS
(1)

                                      DECEMBER 31, 1994  (In Thousands)

                                             Under-
                 Location of    Partnership  lying
                    Security
Affiliated        Property       Mortgage    Loan    Unearned   Net
Monthly
[mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield
Amort.    Maturity
upon]           Tenant(s)
- --------------------------------------------------------------------------------
- ------------------------------------
- ---------------
Kearny          Kearny, NJ         5,279     2,265    1,824    1,190    (3)
Varying   March
  A shopping      Various
Associates
          2020      center (2)
    unaffiliated


companies
Manchester      Manchester, CT     1,114       444       45      625    (4)
Varying   April
  Land and office 2 unaffiliated
Associates
          2015      buildings
(2)   companies
Milford         Milford, PA        2,522         0    1,395    1,127    (7)
$14       December
Land and a      Grand Union
Associates
          2029      supermarket
   Stores, Inc.
Orange Park     Jacksonville, FL   1,533       739      610      184    12%
$9 with   January
 Land and        Toys "R" Us,
Associates
a final   2020      a
commercial    Inc.

pmt. of             building (2)

$1,066
Ossipee         Ossipee, NH        1,183         0      596      587    15%
Varying   February
Land and        Ames Department
Associates
          2022      a
commercial    Stores, Inc.

                    building (2)
Port Isabel     Port Isabel, TX    2,378       794    1,064      520    15%
$12       December
Land and        Wal-Mart
Associates (5)
          2027      a
commercial    Stores, Inc.

                    building (2)
Progress        Buffalo, NY          938       509       29      400    (4)
$8        March
Land, a         Westinghouse
Associates
          2017      supermarket
   Scrivner-

                    and an
Buffalo
                Windsor, CT          517       329       12      176    (4)
$5        June
industrial      Sermatech

          2022      building (2)
  Realty Corp.
Rockingham      Rockingham, NC       221         0       91      130     8%
$3        February
Land and        Kenbee -
Associates
          2003      a warehouse
   subleased

                    building
to Sara Lee
Rockingham II   Rockingham, NC       286         0        0      286    12%
$2        March
   Land and an     Kenbee -
Associates
          2011      industrial
    subleased

                    building
to Sara Lee
Salisbury       Salisbury, MD        948         0      436      512    15%
$7        February
Land and a      Grand Union
Associates
          2022      supermarket
   Stores, Inc.-


subleased to


Camellia Food


Stores, Inc
Sandy Springs   Sandy Springs, GA  1,596         0      809      787    15%
Varying   July
    Land and a      Grand Union
Associates
           2021     supermarket
   Stores, Inc.-


assigned to


Great Atlantic

                                    &
Pacific Tea


Company
Smithfield      Smithfield, VA       909         0      377      532    (7)
$7        November
Land and a      Grand Union
Associates
          2021      supermarket
   Stores, Inc.-


assigned to


Farm Fresh

                                    Inc
(6)


                                         DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS
(1)

                                      DECEMBER 31, 1994  (In Thousands)


                                             Under-
                 Location of    Partnership  lying
                    Security
Affiliated        Property       Mortgage    Loan    Unearned   Net
Monthly
[mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield
Amort.   Maturity
upon]           Tenant(s)
- --------------------------------------------------------------------------------
- ------------------------------------
- ---------------
Somersville     Sommersville, CT     874         294      306      274  (4)
Varying  February
 Land and        Various
Associates
         2015       industrial
    unaffiliated

                    buildings (2)
 companies
Stigler         Stigler, OK        1,751         777      771      203  15%
 $9      December
Land and a      Wal-Mart
Associates (5)
         2027       commercial
    Stores, Inc.

                    building (2)
Tilton          Tilton, NH         2,006         608      604      794  (4)
 $13     September
Land and a      Various
Associates
         2020       shopping
      unaffiliated

                    center (2)
companies
Toch            Kearny, NJ         1,119           0        0    1,119  (3)
 $10     December
An industrial   Various
Associates
         2009       building
     unaffiliated


companies
Trio            Brooklyn, NY       1,431          61      271    1,099  (3)
 $14     September
Land and an     TEK Wire and
Associates
         2007       industrial
    Cable

                    building (2)
Watseka         Watseka, IL        1,408         960      365       83  12%
 $2      December
 Land and a      K Mart
Associates
         2015       commercial
    Corporation (6)

                    building (2)
WHS             Idaho Falls, ID      339         220      117        2  12%
 $2      December
 Land and a      Unisource
Associates
         2014       warehouse
     Corporation

                    building (2)
Woodstock       Woodstock, NY      1,187           0      601      586  (7)
 Varying June
   Land and a      Grand Union
Associates
         2021       supermarket
   Stores, Inc.
                                 -------------------------------------
                                 $51,349     $13,933  $18,028  $19,388

[FN]

- ------------------------------------
(1)  See "Collateralized Loans (1)"
(2)  These loans are wrap around loans.
(3) These loans are non-performing and DVL does not anticipate and yield in the future.
(4) These loans are expected to be liquidated in the future and DVL does not anticipate any yield on these loans.
(5) These loans were restructured as paret of the Limited Partner Settlement. The settlement may have the effect of reducing DVL's yield in the future, which
     reduced yield is dependent on hte actual additional debt service received on these mortgages in the future.
(6) Building is currently vacant, however tenant is obligated under the terms of the lease to continue to pay rent.
(7) Due to the Bankruptcy filing of Grand Union Stores, Inc., the yield on these mortgages will be reduced or eliminated based upon the outcome of the bankruptcy.

                                    DVL, INC. -- TABLE 2
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS
(1)

                                      DECEMBER 31, 1994  (In Thousands)

                             Location              Partnership  Underlying
Net Amount      DVL's
                             of Property           Mortgage     Loan         of
Collateral   Loan
Affiliated Partnership       Securing Loan         Balance      Balances
Pledged         Balance
     Maturity          Tenant
- --------------------------------------------------------------------------------
- ------------------------------------
- ----------------------------
Aledo Associates LP          Aledo, IL (2)           $2,381       $1,223
$1,158        $   285
  November 2018   Wal-Mart Stores, Inc.
Alexandria Associates LP     Alexandria, VA (3)       1,462          377
1,085            574
  January 2023    Pitney-Bowes, Inc.
Ava Associates               Ava, MO (2)              2,770          726
2,044            525
  November 2028   Wal-Mart Stores, Inc.
Brownsville Associates LP    Brownsville, TX (2)      4,948        2,029
2,919          1,826
  February 2024   Wal-Mart Stores, Inc.
Caldwell Associates          Caldwell, TX (2)         2,090          708
1,382            570
  May 2019        Wal-Mart Stores, Inc.
Camilla Associates LP        Camilla, GA (2)          2,091          713
1,378            689
  December 2019   Wal-Mart Stores, Inc.
Canton Associates            Canton, GA (2)           4,056        1,365
2,691          1,626
  December 2029   Wal-Mart Stores, Inc.
Carthage Associates          Carthage, TN (2)         1,945          657
1,288            575
  March 2021      Wal-Mart Stores, Inc.
Cherokee Associates          Woodstock, GA (2)        3,491        1,173
2,318          1,370
  July 2023       Wal-Mart Stores, Inc.
Clanton Associates LP        Clanton, AL (2)          2,019          849
1,170            960
  June 2020       Wal-Mart Stores, Inc.(4)
Clinton Associates           Clinton, IL (2)          3,318        1,070
2,248          1,108
 June 2029       Wal-Mart Stores, Inc.
Columbus Associates          Columbus, TX (2)         3,715        1,232
2,483            958
  January 2030    Wal-Mart Stores, Inc.
Covington Associates         Covington, GA (2)        4,217        1,585
2,632            614
  January 2030    Wal-Mart Stores, Inc.(4)
Cynthiana Associates         Cynthiana, KY (2)        2,319          773
1,546            870
  July 2021       Wal-Mart Stores, Inc.
Douglas Associates           Douglas, GA (2)          2,556        1,188
1,368          1,209
  December 2023   Wal-Mart Stores, Inc.


  subleased - Buds
Douglasville Associates      Douglasville, GA (2)     5,174        1,802
3,372          1,844
  June 2031       Wal-Mart Stores, Inc.
Elmira Associates            Elmira, NY (2)             730          262
  468            219
  November 2021   Fays Drug Company, Inc.
                             Maryland Heights, MO (3)   915
  915            452
May 2024        Pitney-Bowes, Inc.
Enderle Associates LP        Hondo, TX (2)            2,361          972
1,389            826
  May 2024        Wal-Mart Stores, Inc.
Floresville Associates       Floresville, TX (2)      2,703          884
1,819            947
 February 2029   Wal-Mart Stores, Inc.
Gainsville Associates        Gainsville, GA (2)       4,885        1,620
3,265          1,970
  February 2030   Wal-Mart Stores, Inc.(4)
Gatesville Associates        Gatesville, TX (2)       3,440          905
2,535            668
  February 2029   Wal-Mart Stores, Inc.
Iowa Park Associates LP      Iowa Park, TX (2)        2,048          851
1,197            464
  March 2021      Wal-Mart Stores, Inc.
Jamestown Road Associates    Columbia, KY (2)         2,073          702
1,371
694    April 2023      Wal-Mart Stores, Inc.
Lawrenceburg Associates      Lawrenceburg, KY (2)     2,848          677
2,171
602    December 2029   Wal-Mart Stores, Inc.
Lawrenceville Associates     Lawrenceville, GA (2)    4,887        1,519
3,368            787
  May 2033        Wal-Mart Stores, Inc.


  subleased - National


  Vision Center
Macon Associates LP          Macon, MO (2)            2,599        1,313
1,286            353
  March 2018      Wal-Mart Stores, Inc.
Madisonville Associates      Madisonville, TX (2)     2,044          688
1,356            587
  August 2021     Wal-Mart Stores, Inc.
Marlow Associates            Marlow, OK (2)           2,416          810
1,606            215
  December 2029   Wal-Mart Stores, Inc.
Marshall Associates LP       Marshall, IL (2)         2,004        1,092
  912            243
  November 2018   Wal-Mart Stores, Inc.
Mount Pleasant Associates LP Mount Pleasant, IA (2)   2,913        1,458
1,455
357    November 2019   Wal-Mart Stores, Inc.
Mustang Associates           Mustang, OK (2)          2,866          696
2,170            674
  July 2029       Wal-Mart Stores, Inc.
Prattville Associates LP     Prattville, AL (2)       2,816        1,163
1,653          1,048
 January 2023    Wal-Mart Stores, Inc.
Robstown Associates LP       Robstown, TX (2)         2,294          964
1,330
252    October 2020    Wal-Mart Stores, Inc.(4)
Sonya Associates LP          Boonville, MO (2)        1,994          680
1,314            721
  June 2018       Wal-Mart Stores, Inc.
Southfield Associates        Southfield, MI (3)       2,890          865
2,025            311
  July 2026       Pitney-Bowes, Inc.
Van Buren Associates LP      Clinton, AR (2)          1,651          557
1,094            635
  April 2020      Wal-Mart Stores, Inc.
Wambold Associates LP        Cuba, MO (2)             1,418          912
  506            324
  December 2019   Wal-Mart Stores, Inc.
Waynesboro Associates LP     Waynesboro, MS (2)       2,202        1,145
1,057
   2    January 2019    Wal-Mart Stores, Inc.(4)
Winder Associates            Winder, GA (2)           2,218          702
1,516            832
  March 2021      Wal-Mart Stores, Inc.
                                                   --------      -------
- -------        -------
                                                   $107,767      $38,907
$68,860        $29,786

[FN]
- ------------------------------------------------------
(1) These loans were acquired pursuant to the Limited Partner Settlement from Kenbee or R &
M.  DVL's loan balance equals
     it's net investment in the related loan due previously from Kenbee or R & M, less specific write-downs on certain loans
     based upon the anticipated cash flow to be generated by each loan.
(2) The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3) The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4) Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
=====================================================================
=====================================================================
========

                                             DVL, INC. -- TABLE 3
                       INTERIM SECOND MORTGAGES DUE FROM AFFILIATED
PARTNERSHIPS  (1)

                                              DECEMBER 31, 1994


                                                        Partnership
                              Location of Property       Mortgage
Affiliated Partnership            Securing Loan          Balance      Yield
   Maturity
     Tenant
- --------------------------------------------------------------------------------
- ------------------------------------
- ---------
Attalla Associates (3)        Attalla, AL                $1,201        (4)
Due On Demand
Wal-Mart Stores, Inc.(2)
Parkland Associates LP (3)    Overland Park, KS             363        (4)
Due On Demand
     The Fleming Companies (2)
Rolla Associates LP (5)       Rolla, MO                      85        (4)
December 2000
Wal-Mart Stores, Inc.(2)

                    - subleased to
J. C.

                    Penney and
Heilig Meyer
                                                         ------
                                                         $1,649

[FN]
- -------------------------------------------------
(1)  See "Collateralized Loans (2)".
(2) Each loan is secured by a second mortgage upon land and a commercial building owned by the partnership.
(3)  These partnerships were not part of the Limited Partner Settlement.
(4) These loans are non-performing and DVL does not anticipate any yield in the future.
(5) This loan was reinstated pursuant to the Limited Partner Settlement whereby the net cash flow from the property would be divided equally between DVL and the limited partners. At such time as
     DVL's creditor, who is holding a collateral assignment of this loan, among other DVL mortgage loans, is paid in full, this interim mortgage will be released for the benefit of the partnership.

=====================================================================
========================================================







                                             DVL, INC. -- TABLE 4
                                           OTHER MORTGAGES LOANS (1)

                                       DECEMBER 31, 1994  (In Thousands)


                                    Location
                                   of Property    Mortgage               Monthly
Owner of the Property             Securing Loan   Balance   Yield
Amortization        Maturity
         Security
- --------------------------------------------------------------------------------
- ------------------------------------
- ---------
Due From an Unaffiliated Entity
- -------------------------------
The Grand Union Company         Manchester, VT    $1,383     9.00%    Monthly
payment
December 1996    Mortgage on property
                                                                      of $18
with a
                                                                      final
payment
                                                                      of $1,161

[FN]

- ------------------------------------
(1)  See "Collateralized Loans (3)".

=====================================================================
========================================================



                                         DVL, INC. -- SCHEDULE IX
                                          SHORT-TERM BORROWINGS

                                    DECEMBER  31, 1994  (In Thousands)


                    Category of                   Weighted     Maximum amount
     Average amount
   Weighted average
                    short-term   Balance at       average       outstanding
      outstanding
 interest rate
     Year ended      Borrowing   end of year   interest rate   during the year
   during the year
(1)  during the year
- --------------------------------------------------------------------------------
- ------------------------------------
- ------
December 31, 1994    (2)  (3)      $ 9,657         10.5%           $10,161
        $10,629
          8.4%

December 31, 1993    (2)  (3)      $10,161          8.0%           $23,487
        $17,975
          8.4%

December 31, 1992      (2)         $23,486          8.3%           $41,269
        $33,503
          9.2%



[FN]



(1)  Based on amounts outstanding at the end of each month.
(2)  Revolving credit and other debt with lending institutions.
(3) Does not include non-interest bearing restructured debt of $2,403 in 1993 or balance paid during 1994.
=====================================================================
=====================================================















                                                                    S-1