Form 10-Q
period 1995-03-31
DVL INC /DE/
filed 1995-05-12
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                    FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               -------------------------------------------------
                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number:    1-8356

                                  DVL, Inc.
- - --------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858
- - -------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                       07603
- - -------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code      (201) 487-1300
                                                        ---------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 11, 1995
- - -----------------------------                 ---------------------------
Common Stock, $1.00 par value                        8,668,268




                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.


            Consolidated Balance Sheets -
            March 31, 1995 and December 31, 1994                        1

            Consolidated Statements of Operations -
            Three Months Ended March 31, 1995 and 1994                  3

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1995 and 1994                  5

            Notes to Consolidated Financial Statements                  7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10



Part II.    Other Information:

            Legal Proceedings                                          14

            Defaults upon Senior Securities                            17

            Exhibits and Reports on Form 8-K                           17

            Exhibit 11                                                 18
Part I - Financial Information (Note A)

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                       March 31,   December 31,
                                                         1995        1994
                                                       ---------  -----------
                                                             (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (Note B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $52,387 and $52,840, respectively)      $ 66,258     $ 68,851
     Unearned interest                                  (18,044)     (18,028)
                                                       --------     --------
      Net mortgage loans receivable from affiliated
       partnerships (including non-performing loans
       of $5,136 and $5,261, respectively)               48,214       50,823

   Others:
     Other mortgage loans                                 1,358        1,383
     Loans collateralized by limited partnership
      interests due from limited partners (including
      $4,289 and $4,540 of non-performing loans,
      respectively)                                       4,322        4,606
                                                       --------     --------
 Total loans receivable                                  53,894       56,812
 Allowance for loan losses (Note D)                      12,767       12,762
                                                       --------     --------
 Net loans receivable                                    41,127       44,050

 Cash (including restricted cash of $856 and
  $1,022, respectively)                                   1,016        1,350
 Due from affiliated partnerships (net of an allowance
  for loss of $2,414 and $2,444, respectively)              230          200
 Investments
  Real estate at cost (net of accumulated
   depreciation) - pledged (net of an allowance for
   loss of $208)                                            289          289
  Real estate lease interests                             2,480        2,557
  Affiliated limited partnerships (net of an allowance
   for loss of $750)                                      3,758        3,803
  Other investments (net of an allowance for loss
   of $400)                                                 723          723
 Other assets                                             1,035        1,113
                                                       --------     --------

        Total assets                                   $ 50,658     $ 54,085
                                                       ========     ========

[FN]
See accompanying to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

             LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY
             ------------------------------------------------

                                                  March 31,      December 31,
                                                    1995             1994
                                                 -----------     -------------
                                                         (unaudited)
Liabilities:
  Debt in default, including accrued interest -
   partially collateralized (Note B)               $ 13,911      $ 13,804
  Short-term debt                                       215           215
  Long-term debt (Note G)                            29,469        32,018
  Notes to be issued pursuant to litigation
   settlement (Note F)                                4,642         4,434
  Convertible subordinated debentures                   450           448
  Accrued liability for litigation settlement
   (Note F)                                           1,810         1,810
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates (Note E)             713           708
  Accounts payable and accrued liabilities            3,492         4,383
                                                   --------      --------

                      Total liabilities              54,702        57,820
                                                   --------      --------

Deferred credits (Note G)                               321         1,396
                                                   --------      --------


Commitments and contingent liabilities

Shareholders' capital deficiency:
  Common stock, $1 par value, authorized -
   16,000,000 shares, issued and to be issued -
   8,593,268  and 8,513,200, respectively             8,593         8,513
   Additional paid-in capital                        84,029        84,074
   Deficit                                          (96,987)      (97,718)
                                                   --------      --------

     Total shareholders' capital deficiency          (4,365)       (5,131)
                                                   --------      --------


       Total liabilities and shareholders'
        capital deficiency                         $ 50,658      $ 54,085
                                                   ========      ========

[FN]




See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------

Income from affiliates (Note B)
  Interest on mortgage loans (including $354
   realized upon the early satisfaction of
   certain loans in 1994)                              $    364   $    823
  Management fees from partnerships                         115        127
  Transaction and other fees from partnerships              134        174
  Rent income                                                 -          8
Income from others
  Interest on loans to limited partners                      47         62
  Other interest                                             10         17
  Other income (Note C)                                      50          -
                                                       --------   --------
                                                            720      1,211
                                                       --------   --------
Operating expenses
  General and administrative                                577        793
  Legal and professional fees                               170        105
  Net provision for losses                                   89        121
Interest expense                                            955        933
                                                       --------   --------
                                                          1,791      1,952
                                                       --------   --------

Loss before gain on sales of real estate                 (1,071)      (741)
Gain on sales of real estate to affiliates                    -          2
                                                       --------   --------
Loss from continuing operations                          (1,071)      (739)
Income from discontinued operations                           -         11
                                                       --------   --------
Loss before extraordinary gain                           (1,071)      (728)
Extraordinary gain on the settlement
 of indebtedness (Note G)                                 1,802      1,110
                                                       --------   --------
  Net income                                           $    731   $    382
                                                       ========   ========


[FN]








See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)
                                (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
Earnings per share (Note I):
  Primary
   Loss from continuing operations                    $    (.12)  $   (.08)
   Income from discontinued operations                        -          -
                                                      ---------   --------
   Loss before extraordinary gain                          (.12)      (.08)
   Extraordinary gain on the settlement of
    indebtedness                                            .21        .13
                                                      ---------   --------

   Net income                                         $     .09   $    .05
                                                      =========   ========


  Fully diluted
   Loss from continuing operations                    $    (.11)  $   (.08)
   Income from discontinued operations                        -          -
                                                      ---------   --------
   Loss before extraordinary gain                          (.11)      (.08)
   Extraordinary gain on the settlement of
    indebtedness                                            .19        .12
                                                      ---------   --------
   Net income                                         $     .08   $    .04
                                                      =========   ========

Weighted average shares outstanding
   Primary                                            8,551,967   8,411,843
                                                      =========   =========

   Fully diluted                                      9,485,364   9,095,895
                                                      =========   =========

[FN]















See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                 1995          1994
                                              ---------     ---------
Cash flows from operating activities
  Loss from continuing operations             $ (1,071)     $   (739)
  Adjustments to reconcile net cash provided
  by operating activities
   Net provision for losses                         89           121
   Depreciation and amortization                    17            32
   Income from mortgage satisfaction                 -          (188)
   Increase (decrease) in unearned interest
    on loans receivable                             16           (52)
   Net increase in accounts payable and
    accrued liabilities                            623           550
   Imputed interest on notes to be issued          208           173
   Amortization of deferred credits                  -            (2)
   Net increase (decrease) in other assets          47          (191)
   Net cash provided by
    discontinued operations                          -            11
                                               -------        ------
     Net cash used in
      operating activities                         (71)         (285)
                                               -------        ------

Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                   247         1,319
  Net increase in real estate acquired
   for resale                                        -          (136)
  Net reductions in real estate lease
   interests                                        77             -
  Net (increase) decrease in amounts
   due from affiliated partnerships                (30)           71
  Distributions received on limited
   partnership interests                            51            99
  Net cash provided by discontinued lending
   activities of Del-Val Capital Corp.               -           115
                                               -------        ------

       Net cash provided by
        investing activities                       345         1,468
                                               -------        ------


[FN]




See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                1995          1994
                                              ---------     --------
Cash flows from financing activities
  Increase in indebtedness                           -           474
  Repayment of indebtedness                       (608)       (1,643)
                                              --------      --------
   Net cash used in financing activities          (608)       (1,169)
                                              --------      --------
  Net increase (decrease) in cash                 (334)           14
  Cash - beginning                               1,350           541
                                              --------      --------
  Cash - end                                  $  1,016      $    555
                                              ========      ========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    208      $     733
                                              ========      =========
Supplemental disclosure of non-cash
 investing and financing activities:

   Increase in indebtedness upon acquisition
     of real estate for resale                $      -      $   2,029
                                              ========      =========
   Net assets transferred to satisfy
    indebtedness                              $  1,379      $       -
                                              ========      =========
   Net reduction in indebtedness pursuant
    to creditor settlements including
    accrued interest                          $  1,802      $   1,110
                                              ========      =========
   Increase in long-term debt upon
    capitalization of accrued interest
    and other payables                        $    290      $     254
                                              ========      =========

[FN]










See accompanying notes to consolidated financial statements.

                                       6
                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1995 should not be regarded as necessarily indicative of the results that may be expected for the full year.

(B) DVL continues to experience severe liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. The majority of DVL's assets consist of mortgage loans to affiliated partnerships. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages require the mortgage debt service to be used to pay liens senior to DVL's. Although DVL has completed settlements with the majority of its creditors, it remains in default for non-payment of principal and interest on approximately $13.9 million of indebtedness with one creditor.

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements. As a result, DVL is liquidating and refinancing certain assets and is seeking equity based financings in order to satisfy indebtedness and meet its operating cash flow deficiency. DVL is currently negotiating with a number of interested parties in connection with the refinancing of certain assets pursuant to which a lender would replace certain existing lenders and in consideration of such loans would receive rights to acquire equity in DVL. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt repayments.

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

(C) In April 1994, DVL formed First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase loan contracts from local tool dealers made to finance tool purchases by automobile mechanics. DVL was unable to fund the continued expansion of FMF and was forced to sell the company in

                                    7
December 1994. DVL had invested or loaned approximately $1,181,000 to FMF, net of $58,000 received through March 30, 1995 from the sale of FMF, (including $353,000 of allocated overhead) for start-up costs and to fund loan acquisitions. DVL was paid $12,000 in cash at closing from the sale and received a promissory note for $275,000 payable over 15 months, bearing interest at 8% per annum and a subordinated debenture in the amount of $550,000 due in three years and bearing interest based upon the sales volume of FMF. DVL has received $50,000 from the sale of FMF subsequent to March 30, 1995. DVL has fully reserved such remaining obligations since their collectibility is uncertain at this time. If and when DVL collects on the remainder of its note and subordinated debenture it will recognize income as received.

(D) Management's evaluation of the collateral underlying each loan in DVL's portfolio previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of loans to meet its operating cash flow deficiency and its mandatory repayment obligations on certain indebtedness.

(E) In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as a guarantor of an affiliate's indebtedness of approximately
$5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor may put the shares back to DVL and DVL shall pay the creditor the guaranteed value in installments over twelve months. DVL has provided for a reserve of $400,000 at March 31, 1995, based upon the shortfall in the guaranteed value.

(F) In December 1993, DVL reached a settlement in the shareholder class action litigation which requires DVL to issue 900,000 shares of DVL common stock at a guaranteed value of $1.50 per share and notes with a face value of $9 million and to make a payment of cash or common stock of $1.4 million plus interest and expenses. At March 31, 1995 and December 31, 1994, management reflected the common stock and notes as to be issued and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes are due in ten years, bear interest at 10% per annum payable in kind for five years, are callable after the third year, are payable in cash or common stock at DVL's option and were valued at $3.69 million by an independent investment banker. Commencing January 1994, interest on such notes is imputed based upon an effective interest rate of approximately 19%. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992.

        Certain shareholder and limited partner litigation was not consolidated with the respective class actions and DVL continues to defend itself against such litigation. In addition, DVL remains a defendant in certain other litigation. Although it is too early to predict the final outcome of all such pending litigation, management accrued a reserve of $650,000 as its estimate of DVL's potential loss to be realized upon the settlement of these suits (see "Legal Proceedings").

(G) During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and is expected to close by the end of the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995.

                                       8
(H) DVL accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. At December 31, 1994, DVL had approximately $67 million of net operating loss carryforwards available to offset future taxable income, if any, expiring through 2009. Until management anticipates the realization of such future tax benefits, DVL's deferred tax asset of approximately $37 million will be fully reserved for.

(I) Primary earnings per share amounts are based upon the weighted average number of common shares and equivalents outstanding. The dilutive effect of outstanding options and warrants is computed using the treasury stock method.












































                                       9
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        DVL continues to experience severe liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. Although the 1992 settlement of the limited partner class action substantially reduced the non-performing portion of DVL's loan portfolio, this reclassification has not, nor is it expected to result in significant income or cash flow on the majority of the restructured mortgages, as the mortgage debt service is used to pay liens senior to DVL's. DVL remains in default on principal and interest payments on approximately $13,911,000 of its indebtedness. DVL is also a defendant in certain remaining litigation.

        To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with proceeds from the sale or refinancing of assets. There is a risk that DVL may not be able to raise the necessary funds with which to continue operations. If DVL is unable to raise the necessary funds to continue operating, it may be forced to file for protection from creditors in accordance with Chapter 11 of the United States Bankruptcy Code.

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

Results of Operations

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1994

        DVL realized net income of $731,000 for the three months ended March 31, 1995, as compared to net income of $382,000 for the corresponding 1994 period, a change of $349,000. The income in 1995 was primarily a result of the extraordinary gain realized upon the restructuring of indebtedness with one creditor which was partially offset by DVL's operating losses. The income in 1994 was primarily a result of the extraordinary gain realized upon the prepayment of installments due under a creditor settlement and the income realized upon the early satisfaction of certain loans, which were partially offset by DVL's operating losses. The effects of these items and the other factors contributing to the net income are as follows:

        Interest income on mortgage loans due from affiliates decreased by $459,000 primarily as a result of $354,000 of income realized in 1994 upon the early satisfaction of certain loans and a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of the partnership properties and an increase in the non performing portion of such mortgage loans.

                                       10
        Management fees from partnerships decreased by $12,000 as a result of the liquidation of certain partnerships during 1994 and the non payment of fees in 1995 on one operating property pending the outcome of certain litigation.

        Transaction and other fees from partnerships aggregating $134,000 in 1995 and $174,000 in 1994 principally represent the fees received upon the sale or refinancing of certain partnership properties.

        Rent income from affiliated partnerships decreased by $8,000 as a result of the remaining two land leases held by DVL being in default.

        Interest income on loans to limited partners decreased by $15,000 due to a decrease in the average outstanding balances of the performing portion of this loan portfolio.

        Other income represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses decreased by $216,000 primarily as a result of a decrease in payroll and operating costs incurred in 1995 and the accrual of $36,000 in 1994 for the value of performance units granted to certain officers.

        Legal and professional fees increased by $65,000 primarily as a result of an increase in activity in certain legal matters in 1995. Such fees are expected to continue on a slightly reduced basis until DVL settles its remaining litigation and restructures its remaining unsettled indebtedness. DVL has been unable to pay its professional fees on a current basis and is at risk of losing its representation if significant payments are not made during the second quarter of 1995.

        Interest expense increased by $22,000 primarily as a result of an increase in interest rates on certain restructured indebtedness, increases in the prime rate and by increases in the imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation partially offset by a reduction in the average outstanding indebtedness. The decrease in indebtedness is primarily the result of the satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditor, however this decline may be more than offset in the future by the interest, including accreted interest, on the $9 million of notes to be issued in connection with the settlement of the shareholder litigation.

        Management's re-evaluation of the collateral underlying each loan resulted in a provision for losses aggregating $89,000 during the three months ended March 31, 1995 which was primarily a result of an agreement to sell a mortgage at a discount and updated information on certain properties partially offset by a decrease in the provision for losses on limited partner notes.

Liquidity and Capital Resources

        DVL continues to experience severe liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with proceeds from the sale or refinancing of assets and equity financings. DVL is currently negotiating with a number of interested parties in connection with the refinancing of

                                       11
certain assets pursuant to which a lender would replace certain existing lenders and in consideration of such loans would receive rights to acquire equity in DVL. There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

        DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income and will allow DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $67,000,000 which it may use as a "C" Corporation to offset future taxable income, if any, subject to certain limitations.

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

        During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and is expected to close by the end of the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995.

        At December 31, 1994, DVL continued to be in default for non-payment of scheduled interest and/or principal payments on approximately $13.9 million of its indebtedness and is currently negotiating to settle or restructure payment terms with its remaining unsettled creditor. The goal of such restructuring is to obtain a reduction of the total indebtedness and to establish an acceptable payment schedule with such creditor. This negotiation includes a proposal for curing the default and restructuring the indebtedness by offering cash payments over time at a negotiated discount to the creditor. If the above settlement is finalized as proposed, DVL would recognize a substantial gain on such settlement. There can be no assurance that these negotiations will continue or that a settlement will be finalized as described above. In addition, if DVL does not meet its previously settled mandatory repayment requirements to other creditors, it would be in default on these loans and at risk of losing all of the related collateral.

        As previously discussed, DVL is seeking replacement financing to meet its mandatory repayment requirements and its other cash needs. There can be no assurance that DVL will be able to obtain such borrowings or that the borrowings will be sufficient to meet mandatory repayment requirements and any future cash flow deficiencies.






                                       12
Impact of Inflation and Changes in Interest Rates

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


















































                                       13
Part II - Other Information

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

        A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed as a class action suit against current and former directors of DVL in the Court of Chancery in New Castle County, Delaware on February 13, 1991, has not been consolidated with the other class action suits and plaintiffs have revised their complaint to proceed on behalf of certain individuals as opposed to a class action. The revised complaint was filed on or about May 4, 1994 against the same current and former directors of DVL and alleges breaches of fiduciary duty of care and candor. Based upon a recent Delaware Supreme Court decision which we believe supports their position in this matter, defendants have filed a motion for summary judgement.

        DVL was subject to three shareholder derivative suits. The first is PHYLLIS RYE, ON BEHALF OF HERSELF IN THE RIGHT OF DEL-VAL FINANCIAL CORPORATION V. ROGER STERN, ET AL. ("RYE"), filed in the United States District Court, Southern District of New York on May 13, 1991. The RYE action has been dismissed with prejudice. The other two derivative suits are


                                       14

entitled DEL-VAL FINANCIAL CORP. DERIVATIVELY BY HILDA WEIGART V. ROGER D. STERN, ET AL. ("WEIGART"), and DEL-VAL FINANCIAL CORP. DERIVATIVELY BY MIRIAM FEINBERG V. ROGER D. STERN, ET AL. ("FEINBERG"), and were filed in the Superior Court of New Jersey-Law Division-Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the Superior Court for Bergen County, New Jersey have stayed all proceedings in the New Jersey cases.

        Plaintiffs and all Defendants except Deloitte & Touche (the "Settling Defendants") reached a proposed settlement of WEIGART and FEINBERG pursuant to a Settlement Agreement dated September 12, 1994 (the "Settlement Agreement"). Under the Settlement Agreement, any claims against the Settling Defendants were settled and all amounts to be recovered by Plaintiffs were to be recovered exclusively against certain insurance policies held by the Settling Defendants. Plaintiffs withdrew from that settlement after the New York Court ruling in FEDERAL INSURANCE, discussed below. The parties are currently negotiating a new settlement which, if finalized, will be presented to the New Jersey Court for approval. The New York Court in FEDERAL INSURANCE, held that the Settling Defendants' insurance excluded coverage of these matters and Federal has sought dismissal of the New Jersey cases based on that ruling.

        Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, IN RE KENBEE LIMITED PARTNERSHIPS LITIGATION, have named DVL in a case entitled FAYE CRAWFORD, ET AL. V. ROGER STERN, ET AL. ("CRAWFORD"), filed in the Court of Common Pleas in the State of South Carolina on September 23, 1993, in which plaintiffs allege violations of RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and seek damages of $625,000 plus attorney fees, expenses and interest. The case was removed to Federal Court. Defendants have answered plaintiffs' amended complaint and have filed motions for summary judgement against Defendants. Settlement discussions are underway and management has reserved for its estimation of settling or defending the case.

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

                                       15
        Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, has declined to cover DVL for these legal costs and any liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision. DVL has also named Federal as a third party defendant in the consolidated WEIGART and FEINBERG cases, which have been stayed. Federal is seeking an order dismissing the third party complaint on the New York Court's ruling in FEDERAL INSURANCE.

        DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD") which was filed on March 21, 1994 in the Superior Court of the State of California, for the County of Riverside, Palm Springs Branch, Civil Case No. 74197 in which plaintiff seeks contractual indemnity, equitable indemnity and declaratory relief in certain matters filed by Vanguard Capital, Inc. in the Superior Court, State of California. This action is based on complaints by an investor in an affiliated limited partnership alleging that the investor's broker sold to her unsuitable investments. The broker is seeking indemnity against DVL and others. DVL has answered this complaint.

        DVL, Inc. was recently named as a defendant in a class action entitled PHILLIP AND SHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiff alleged that DVL, as a holder of certain consumer credit contracts issued by a debtor of DVL's subsidiary, Del-Val Capital Corp., is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. DVL believes this case has no merit and intends to vigorously defend against it.

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



                                       16
Item 3.  Defaults Upon Senior Securities

        At March 31, 1995, DVL had approximately $13.9 million of indebtedness in default for non-payment of scheduled interest and/or principal payments, as well as failure to comply with certain other loan covenants. DVL is currently negotiating to settle or restructure the payment terms with its remaining unsettled creditor.

Item 6.  Exhibits and Reports on Form 8-K


EXHIBIT 11 - Computation of per share data (see schedule on pages 17 through 18)

        There were no reports on Form 8-K filed during the three months ended March 31, 1995.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.



                                        By:_____________________________
                                           Joel Zbar, Treasurer and
                                           Chief Accounting Officer


May 11, 1995




























                                       17