Form 10-Q/A
period 1995-03-31
DVL INC /DE/
filed 1995-06-26
CIK 215639

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

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number:    1-8356

                                  DVL, Inc.
- --------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858
- -------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                       07603
- -------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code      (201) 487-1300
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 11, 1995
- -----------------------------                 ---------------------------
Common Stock, $1.00 par value                           8,668,268



Item 6.  Exhibits and Reports on Form 8-K


EXHIBIT 27 - FINANCIAL DATA SCHEDULE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.



                                        By:
                                           Joel Zbar, Treasurer and
                                           Chief Accounting Officer


May 23, 1995