Form 10-Q
period 1995-06-30
DVL INC /DE/
filed 1995-08-15
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                  FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                               ------------------------------------------------
                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number:    1-8356

                                  DVL, Inc.
--------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858
-------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                  07603
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code      (201) 487-1300
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at August 14, 1995
-----------------------------              ------------------------------
Common Stock, $1.00 par value                       9,168,268

                        DVL, INC. AND SUBSIDIARIES

                                 INDEX










Part I.     Financial Information:                                  Page No.
                                                                    --------

            Consolidated Balance Sheets -
            June 30, 1995 and December 31, 1994                         1

            Consolidated Statements of Operations -
            Three Months Ended June 30, 1995 and 1994                   3
            Six Months Ended June 30, 1995 and 1994                     4

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1995 and 1994                     6

            Notes to Consolidated Financial Statements                  8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11



Part II.    Other Information:

            Legal Proceedings                                          16

            Defaults upon Senior Securities                            19

            Exhibits and Reports on Form 8-K                           19


Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                        June 30,    December 31,
                                                          1995       1994
                                                       ---------    ------------
                                                             (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (Note B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $50,752 and $52,840, respectively)      $ 63,101     $ 68,851
     Unearned interest                                  (17,165)     (18,028)
                                                       --------     --------
     Net mortgage loans receivable from affiliated
      partnerships (including non-performing loans
      of $5,148 and $5,261, respectively)                45,936       50,823

   Others:
     Other mortgage loans                                 1,333        1,383
     Loans collateralized by limited partnership
      interests due from limited partners (including
      $4,197 and $4,540 of non-performing loans,
      respectively)                                       4,231        4,606
                                                       --------     --------
 Total loans receivable                                  51,500       56,812
 Allowance for loan losses (Note D)                      12,685       12,762
                                                       --------     --------
 Net loans receivable                                    38,815       44,050

 Cash (including restricted cash of $223 and
  $1,022, respectively)                                     531        1,350
 Due from affiliated partnerships (net of an allowance
  for loss of $1,752 and $2,444, respectively)              113          200
 Investments
   Real estate at cost - pledged (net of an allowance
    for loss of $208)                                       289          289
   Real estate lease interests                            2,469        2,557
   Affiliated limited partnerships (net of an allowance
    for loss of $750)                                     3,515        3,803
   Other investments (net of an allowance for loss
    of $400)                                                706          723
 Other assets                                               564        1,113
                                                       --------     --------
        Total assets                                   $ 47,002     $ 54,085
                                                       ========     ========

[FN]
See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

              LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY
              ------------------------------------------------

                                                   June 30,    December 31,
                                                     1995         1994
                                                 -----------   -----------
                                                 (unaudited)
Liabilities:
  Debt in default for non-payment including accrued
   interest - partially collateralized (Note B)    $ 14,090      $ 13,804
  Short-term debt                                         -           215
  Long-term debt (Note G)                            26,572        32,018
  Notes to be issued pursuant to shareholder
   litigation settlement (Note F)                     4,860         4,434
  Convertible subordinated debentures                   453           448
  Accrued liability for shareholder litigation
   settlement (Note F)                                1,810         1,810
  Accrued liability for indebtedness of
   affiliates (Note E)                                  657           708
  Accounts payable and accrued liabilities            3,503         4,383
                                                   --------      --------

    Total liabilities                                51,945        57,820
                                                   --------      --------

Deferred credits (Note G)                               321         1,396
                                                   --------      --------


Commitments and contingent liabilities

Shareholders' capital deficiency
  Common stock, $1 par value, authorized -
   16,000,000 shares, issued and to be issued
   9,093,268 and 8,513,200, respectively              9,093         8,513
  Additional paid-in capital                         83,664        84,074
  Deficit                                           (98,021)      (97,718)
                                                   --------      --------

    Total shareholders' capital deficiency           (5,264)       (5,131)
                                                   --------      --------


    Total liabilities and shareholders'
     capital deficiency                            $ 47,002      $ 54,085
                                                   ========      ========

[FN]



See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                              June 30,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
Income from affiliates (Note B)
  Interest on mortgage loans                          $     446   $     469
  Management fees from partnerships                         124         138
  Transaction and other fees from partnerships              307         263
  Rent income                                                 -           7
Income from others
  Interest on loans to limited partners                      69         103
  Other interest                                             22           6
  Other income (Note C)                                      35           -
                                                      ---------   ---------
                                                          1,003         986
                                                      ---------   ---------
Operating expenses
  General and administrative                                825         816
  Legal and professional fees                               191         138
  Net provision for losses                                   85         606
Interest expense                                            933       1,020
Claim settlement and other litigation losses                 10         570
                                                      ---------   ---------
                                                          2,044       3,150
                                                      ---------   ---------

Loss before gain on sales of real estate                 (1,041)     (2,164)
Gain on sales of real estate to affiliates                    -           3
                                                      ---------   ---------
Loss from continuing operations                          (1,041)     (2,161)
Income from discontinued operations                           -           4
                                                      ---------   ---------
Loss before extraordinary gain                           (1,041)     (2,157)
Extraordinary gain on the settlement
 of indebtedness (Note G)                                     7         825
                                                      ---------   ---------
  Net loss                                            $  (1,034)  $  (1,332)
                                                      =========   =========
Loss per share (Note I):
   Loss from continuing operations                    $    (.12)  $    (.26)
   Income from discontinued operations                        -           -
                                                      ---------   ---------
   Loss before extraordinary gain                          (.12)       (.26)
   Extraordinary gain on the settlement of
    indebtedness                                              -         .10
                                                      ---------   ---------
   Net loss                                           $    (.12)  $    (.16)
                                                      =========   =========
   Weighted average shares outstanding                8,855,768   8,267,366
                                                      =========   =========

[FN]

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
Income from affiliates (Note B)
  Interest on mortgage loans (including $354
   realized upon the early satisfaction of
   certain loans in 1994)                              $    810   $  1,292
  Management fees from partnerships                         239        265
  Transaction and other fees from partnerships              441        437
  Rent income                                                 -         15
Income from others
  Interest on loans to limited partners                     116        165
  Other interest                                             32         23
  Other income (Note C)                                      85          -
                                                       --------   --------
                                                          1,723      2,197
                                                       --------   --------
Operating expenses
  General and administrative                              1,402      1,609
  Legal and professional fees                               361        243
  Net provision for losses                                  174        727
Interest expense                                          1,888      1,953
Claim settlement and other litigation losses                 10        570
                                                       --------   --------
                                                          3,835      5,102
                                                       --------   --------

Loss before gain on sales of real estate                 (2,112)    (2,905)
Gain on sales of real estate to affiliates                    -          5
                                                       --------   --------
Loss from continuing operations                          (2,112)    (2,900)
Income from discontinued operations                           -         15
                                                       --------   --------
Loss before extraordinary gain                           (2,112)    (2,885)
Extraordinary gain on the settlement
 of indebtedness (Note H)                                 1,809      1,935
                                                       --------   --------
  Net loss                                             $   (303)  $   (950)
                                                       ========   ========


[FN]







See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)
                                (unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                      ---------------------
                                                         1995       1994
                                                      ---------   ---------
Loss per share (Note I):
   Loss from continuing operations                    $    (.24)  $    (.35)
   Income from discontinued operations                        -           -
                                                      ---------   ---------
   Loss before extraordinary gain                          (.24)       (.35)
   Extraordinary gain on the settlement of
    indebtedness                                            .21         .23
                                                      ---------   ---------

   Net loss                                           $    (.03)  $    (.12)
                                                      =========   =========


   Weighted average shares outstanding                8,719,667   8,196,942
                                                      =========   =========

[FN]






























See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                  Six Months Ended
                                                      June 30,
                                              -----------------------
                                                 1995          1994
                                              ---------     ---------
Cash flows from operating activities
  Loss from continuing operations             $ (2,112)     $ (2,900)
  Adjustments to reconcile net cash provided
   by operating activities
    Net provision for losses                       174           727
    Claim settlement and other litigation
     losses                                         10           570
    Depreciation and amortization                   36            60
    Decrease in unearned interest on loans
     receivable                                    (63)         (305)
    Net (increase) decrease in payables            700          (130)
    Consideration paid in common stock             163             -
    Imputed interest on notes to be issued         426           354
    Amortization of deferred credits                 -            (4)
    Increase in deferred credits                     -           126
    Net (increase) decrease in other assets        499          (425)
    Net cash provided by discontinued
     operations                                      -             9
                                               -------        ------
     Net cash used in
      operating activities                        (167)       (1,918)
                                               -------        ------

Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                 2,528         8,476
  Net increase in real estate acquired
   for resale                                        -          (318)
  Net reduction in real estate lease
   interests                                        88             -
  Net collections on amounts due from
   affiliated partnerships                          84            68
  Distributions received on affiliated limited
   partnerships and other investments              311           206
  Acquisition of limited partnership
   interests                                         -          (113)
  Net cash provided by discontinued lending
   activities of Del-Val Capital Corp.               -           497
                                               -------        ------

     Net cash provided by
      investing activities                       3,011         8,816
                                               -------        ------

[FN]



See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                 Six Months Ended
                                                     June 30,
                                              ----------------------
                                                1995          1994
                                              ---------     --------
Cash flows from financing activities
  Increase in indebtedness                         448         1,039
  Repayment of indebtedness                     (4,083)       (6,272)
  Repayment of guaranteed indebtedness             (28)         (384)
                                              --------      --------
  Net cash used in financing activities         (3,663)       (5,617)
                                              --------      --------
  Net increase (decrease) in cash                 (819)        1,281
  Cash - beginning                               1,350           541
                                              --------      --------
  Cash - end                                  $    531      $  1,822
                                              ========      ========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    384      $    518
                                              ========      ========
Supplemental disclosure of non-cash
 investing and financing activities:

   Increase in indebtedness upon acquisition
    of real estate for resale                 $      -      $  2,029
                                              ========      ========
   Net assets transferred to satisfy
    indebtedness                              $  1,379      $      -
                                              ========      ========
   Net reduction in indebtedness pursuant
    to creditor settlements including
    accrued interest                          $  1,809      $  1,935
                                              ========      ========
   Increase in long-term debt upon
    capitalization of accrued interest
    and other payables                        $    590      $    520
                                              ========      ========
   Reduction in indebtedness upon
    issuance of common stock                  $      7      $    311
                                              ========      ========

[FN]


See accompanying notes to consolidated financial statements.

                                       7
                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1995 should not be regarded as necessarily indicative of the results that may be expected for the full year.

(B) DVL continues to experience liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. The majority of DVL's assets consist of mortgage loans to affiliated partnerships. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages require the mortgage debt service to be used to pay liens senior to DVL's. Although DVL has completed settlements with the majority of its creditors, it remains in default for non-payment of principal and interest on approximately $14 million of indebtedness with one creditor.

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements for operations and to meet its mandatory repayment requirements. As a result, DVL is liquidating and refinancing certain assets and is seeking equity based financings to meet such obligations. DVL is currently negotiating with a number of interested parties in connection with the refinancing of certain assets pursuant to which a lender would replace certain existing lenders and in consideration of such loans would receive equity and rights to acquire equity in DVL. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt repayments.

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

        The New York Stock Exchange ("NYSE") has advised DVL of its intention to delist DVL and on August 3, 1995 the common stock of DVL ceased trading on the NYSE. Effective on that date, the common stock of DVL commenced trading on the National Association of Securities Dealers Inc.'s over the counter bulletin board under the symbol "DVLN". The NYSE advised DVL that its decision to delist was reached in view of the fact that DVL has fallen below the NYSE's continuing listing criteria related to net tangible assets available to common stock and average net income for the last three years; aggregate market value of all outstanding shares of the common stock and average net income for the last three years; and aggregate market value of publicly held shares. DVL has considered its rights to challenge such decision to delist and has requested an appeal.
                                       8
(C) In April 1994, DVL formed First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase from local tool dealers loan contracts made to finance tool purchases by automobile mechanics. DVL was unable to fund the continued expansion of FMF and was forced to sell FMF in December 1994. DVL had invested or loaned approximately $1,181,000 to FMF, net of $58,000 received through March 30, 1995 from the sale of FMF, (including $353,000 of allocated overhead) for start-up costs and to fund loan acquisitions. DVL was paid $12,000 in cash at closing from the sale, received a promissory note for $275,000 payable through January 1997, bearing interest at 8% per annum and a subordinated debenture in the amount of $550,000 due December 1997 and bearing interest based upon the sales volume of FMF. DVL has fully reserved such remaining obligations since their collectibility is uncertain at this time. If and when DVL collects on the remainder of its note and subordinated debenture it will recognize income as received. DVL has received $85,000 from the sale of FMF subsequent to March 30, 1995, which has been recorded as income.

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

(E) In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as a guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor had the right to put the shares back to DVL and DVL was required to pay the creditor the guaranteed value in installments over twelve months, including a $90,000 payment due in July 1995.
This agreement was modified to provide for lower payments through November 1995 at which point the remaining balance of approximately $390,000 will be due. DVL has provided for a reserve of $349,000 at June 30, 1995, based upon the amount due to such creditor less DVL's valuation of the shares held by the creditor.

(F) In December 1993, DVL reached a settlement in the shareholder class action litigation which requires DVL to issue 900,000 shares of DVL common stock at a guaranteed value of $1.50 per share and notes with a face value of $9 million and to make a payment of cash or common stock of $1.4 million plus interest and expenses. At June 30, 1995 and December 31, 1994, management reflected the common stock and notes as "to be issued" and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The anticipated shortfall in the value of the 900,000 shares are expected to result in the issuance of an additional $1,386,851 face value of notes. The $9 million face value notes are due in ten years, bear interest at 10% per annum payable in kind for five years, are callable after the third year and are payable in cash or common stock at DVL's option and were valued at $3.69 million by an independent investment banker. Commencing January 1994, interest on such notes was imputed based upon an effective interest rate of approximately 19%. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992.

        The derivative shareholder litigation was not consolidated with the respective class actions and DVL continues to defend itself against such litigation. In addition, DVL has settled certain litigation and remains a defendant in other litigation. Based upon completed and pending settlements, management accrued a reserve of $650,000 as its estimate of DVL's potential loss to be realized upon the final settlement of these suits (see "Legal Proceedings").






                                       9
(G) During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and closed in the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995.

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









































                                       10
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        DVL continues to experience liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. Although the 1992 settlement of the limited partner class action substantially reduced the non-performing portion of DVL's loan portfolio, this reclassification has not resulted, nor is it expected to result, in significant income or cash flow on the majority of the restructured mortgages, as the mortgage debt service is used to pay liens senior to DVL's. DVL remains in default on principal and interest payments on approximately $14,090,000 of its indebtedness. DVL is also a defendant in certain remaining litigation.

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

        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness; (2) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make its mandatory repayment requirements to its creditors; (3) the settlement of its remaining litigation;
(4) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (5) the return to profitable operations, which will primarily depend on the outcome of the negotiations with its existing creditors to reduce its interest expense burden. If DVL is unsuccessful in achieving a short term solution to its liquidity problems, and moreover, long-term solutions to cure its remaining loan defaults, meet its mandatory repayment requirements and return it to profitable operations, then it may not be able to continue as a going concern.

Results of Operations
---------------------
Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994
-----------------------------------------------------------------------------

        DVL realized a net loss of $1,034,000 for the three months ended June 30, 1995, compared to a net loss of $1,332,000 for the corresponding 1994 period, a change of $298,000. The loss in 1995 was primarily a result of DVL's continued operating losses. The loss in 1994 was primarily a result of additional provisions for loan and other losses, the initial operating costs incurred by FMF, partially offset by the extraordinary gain realized upon the prepayment of installments due under a creditor settlement and the income realized upon the early satisfaction of certain loans. The effects of these items and the other factors contributing to the net loss are as follows:

        Interest income on mortgage loans due from affiliates decreased by $23,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of partnership properties and an increase in the non performing portion of such mortgage loans.

        Management fees from partnerships decreased by $14,000 as a result of the liquidation of certain partnerships during 1994 and 1995 and the non payment of fees in 1995 on one operating property pending the outcome of certain litigation.



                                       11

        Transaction and other fees from partnerships aggregating $307,000 in 1995 and $263,000 in 1994 principally represent the fees received upon the sale or refinancing of certain partnership properties.

        Rent income from affiliated partnerships decreased by $7,000 as a result of the remaining two land leases held by DVL being in default.

        Interest income on loans to limited partners decreased by $34,000 due to a decrease in the average outstanding balances of the performing portion of this loan portfolio.

        Other income represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses increased by $9,000 primarily as a result of the accrual of $186,000 in 1995 for the value of performance units granted to certain officers as compared to a reduction of $161,000 of such expense in 1994, partially offset by a decrease in payroll and operating costs incurred in 1995.

        Legal and professional fees increased by $53,000 primarily as a result of the expenses incurred in retaining an investment advisor to assist in raising debt or equity financings in late 1994. Legal fees are expected to continue on a reduced basis until DVL settles its remaining litigation.

        Interest expense decreased by $87,000 primarily as a result of a reduction in the average outstanding indebtedness, partially offset by increases in the imputed interest in the notes to be issued in connection with the settlement of the shareholder litigation. The decrease in indebtedness is primarily the result of the satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditor, however this decline may be more than offset in the future by the interest, including accreted interest, on the $10.3 million face value of notes to be issued in connection with the settlement of the shareholder litigation.

        Claim settlement and other litigation losses represent additional provisions for potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and the settlement of certain litigation matters.

        Management's re-evaluation of the collateral underlying each loan resulted in a provision for losses aggregating $85,000 during the three months ended June 30, 1995 which was primarily a result of an agreement to sell a mortgage at a discount and updated information on certain properties.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994
-------------------------------------------------------------------------

        DVL realized a net loss of $303,000 for the six months ended June 30, 1995, as compared to a net loss of $950,000 for the corresponding 1994 period, a change of $647,000. The loss in 1995 was primarily a result of DVL's continued operating losses partially offset by the extraordinary gain realized upon the restructuring of indebtedness with one creditor. The loss in 1994 was primarily a result of additional provisions for loan and other losses and the initial operating costs incurred by FMF, partially offset by the extraordinary gain realized upon the prepayment of installments due under a creditor settlement and the income realized upon the early satisfaction of certain loans.
The effects of these items and the other factors contributing to the net loss are as follows:


                                       12
        Interest income on mortgage loans due from affiliates decreased by $482,000 primarily as a result of $354,000 of income realized in 1994 upon the early satisfaction of certain loans and a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of partnership properties and an increase in the non performing portion of such mortgage loans.

        Management fees from partnerships decreased by $26,000 as a result of the liquidation of certain partnerships during 1995 and 1994 and the non payment of fees in 1995 on one operating property pending the outcome of certain litigation.

        Transaction and other fees from partnerships aggregating $441,000 in 1995 and $437,000 in 1994 principally represent the fees received upon the sale or refinancing of certain partnership properties.

        Rent income from affiliated partnerships decreased by $15,000 as a result of the remaining two land leases held by DVL being in default.

        Interest income on loans to limited partners decreased by $49,000 due to a decrease in the average outstanding balances of the performing portion of this loan portfolio.

        Other income represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses decreased by $207,000 primarily as a result of a decrease in payroll and operating costs incurred in 1995 which was partially offset by an increase in the accrual for the value of performance units granted to certain officers of $185,000 in 1995, as compared to the reduction in the accrual of $124,000 in 1994.

        Legal and professional fees increased by $118,000 primarily as a result of the expenses incurred in retaining an investment advisor to assist in raising debt or equity financings in late 1994. Legal fees are expected to continue on a reduced basis until DVL settles its remaining litigation.

        Interest expense decreased by $65,000 primarily as a result of a reduction in the average outstanding indebtedness partially offset by increases in the imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation. The decrease in indebtedness is primarily the result of the satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditor, however this decline may be more than offset in the future by the interest, including accreted interest, on the $10.3 million face value of notes to be issued in connection with the settlement of the shareholder litigation.

        Management's re-evaluation of the collateral underlying each loan resulted in a provision for losses aggregating $174,000 during the six months ended June 30, 1995 which was primarily a result of an agreement to sell certain mortgages at a discount and updated information on certain properties partially offset by a decrease in the provision for losses on limited partner notes.








                                       13
Liquidity and Capital Resources
-------------------------------

        DVL continues to experience liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with proceeds from the sale or refinancing of assets and equity financings. DVL is currently negotiating with a number of interested parties in connection with the refinancing of certain assets pursuant to which a lender would replace certain existing lenders and in consideration of such loans would receive equity and rights to acquire equity in DVL. There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

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

        DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations has diminished considerably.

        During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and closed in the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995.

        At June 30, 1995, DVL continued to be in default for non-payment of scheduled interest and/or principal payments on approximately $14 million of its indebtedness and is currently negotiating to settle or restructure payment terms with its remaining unsettled creditor. The goal of such restructuring is to obtain a reduction of the total indebtedness and to establish an acceptable payment schedule with such creditor. This negotiation includes a proposal for curing the default and restructuring the indebtedness by offering cash payments over time at a negotiated discount to the creditor. If the above settlement is finalized as proposed, DVL would recognize a substantial gain on such settlement. There can be no assurance that these negotiations will continue or that a settlement will be finalized as described above. In addition, if DVL does not meet its previously settled mandatory repayment requirements to other creditors, it would be in default on these loans and at risk of losing all of the related collateral.

        As previously discussed, DVL is seeking replacement financing to meet its mandatory repayment requirements and its other cash needs. There can be no assurance that DVL will be able to obtain such borrowings or that the borrowings will be sufficient to meet mandatory repayment requirements and any future cash flow deficiencies.




Impact of Inflation and Changes in Interest Rates
-------------------------------------------------

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





















































                                       15
Part II - Other Information

Item 1.  Legal Proceedings

        Substantial progress continues to be made in settling various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. However, several cases are still being litigated or are pending final disposition including the original shareholder class and derivative actions. The following is a summary of the status of all material outstanding cases.

        Numerous class action suits commenced beginning in 1990 were filed in various jurisdictions and consolidated in the United States District Court, Southern District of New York on February 28, 1991, in one consolidated action entitled IN RE: DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION, MASTER FILE NO. MDL 872 ("IN RE DEL-VAL").

        In IN RE DEL-VAL, a settlement has been approved by the court in which DVL would issue to plaintiffs (i) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate fair market value is less than $1,340,000); (ii) $9 million of notes due ten (10) years with interest at 10% payable in kind for five (5) years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes; and (iii) $1.4 million plus interest from August 16, 1993 and expenses in cash or stock. At June 30, 1995, management reflected the common stock and notes as "to be issued" and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The anticipated shortfall in the value of the 900,000 shares are expected to result in the issuance of an additional $1,386,351 face value of notes. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992. DVL and Deloitte and Touche ("Deloitte"), DVL's former accountant, have cross-claimed against each other and have each filed summary judgment motions. DVL and Deloitte have entered into a Stipulation of Dismissal effective on the effective date of the settlement with Plaintiff's in IN RE DEL-VAL.

        A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed as a class action suit against current and former directors of DVL in the Court of Chancery in New Castle County, Delaware on February 13, 1991, was not consolidated with the other class action suits and plaintiffs revised their complaint to proceed on behalf of certain individuals as opposed to a class action. The revised complaint was filed on or about May 4, 1994 against the same current and former directors of DVL and alleges breaches of fiduciary duty of care and candor. Based upon a recent Delaware Supreme Court decision which counsel believes supports the directors' position in this matter, defendants have filed a motion for summary judgement.

        On July 21, 1995, the court in IN RE DEL-VAL entered an order which permitted the plaintiffs who earlier requested exclusion from the class and who commenced their own action (see discussion of LEVY action above) to re-enter that case for all purposes. As of the last date permitting such re-entry, no plaintiff's have re-entered IN RE DEL-VAL, and the pending summary judgement in LEVY will be heard.









        DVL is subject to two shareholder derivative suits entitled DEL-VAL FINANCIAL CORP. DERIVATIVELY BY HILDA WEIGART V. ROGER D. STERN, ET AL. ("WEIGART"), and DEL-VAL FINANCIAL CORP. DERIVATIVELY BY MIRIAM FEINBERG V. ROGER
D. STERN, ET AL. ("FEINBERG"), and were filed in the Superior Court of New
Jersey-
Law Division-Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the Superior Court for Bergen County, New Jersey have stayed all proceedings in the New Jersey cases.

        Plaintiffs and all Defendants except Deloitte & Touche (the "Settling Defendants") reached a proposed settlement of WEIGART and FEINBERG pursuant to a Settlement Agreement dated September 12, 1994 (the "Settlement Agreement"). Under the Settlement Agreement, any claims against the Settling Defendants were settled and all amounts to be recovered by Plaintiffs were to be recovered exclusively against certain insurance policies held by the Settling Defendants. Plaintiffs withdrew from that settlement after the New York Court ruling in FEDERAL INSURANCE, discussed below. Plaintiffs and Settling Defendants have reached a new settlement agreement in WEIGART and FEINBERG which has been preliminarily approved by the New Jersey Court. With the concurrence of the derivative Plaintiffs, the Settling Defendants agreed to dismiss the New Jersey Third Party Action only against Federal Insurance Company ("Federal") without prejudice and on August 5, 1995 the court signed an order to that effect.

        Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, IN RE KENBEE LIMITED PARTNERSHIPS LITIGATION, named DVL in a case entitled FAYE CRAWFORD, ET AL. V. ROGER STERN, ET AL. ("CRAWFORD"), filed in the Court of Common Pleas in the State of South Carolina on September 23, 1993, in which plaintiffs alleged violations of RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and sought damages of $625,000 plus attorney fees, expenses and interest. The case was removed to Federal Court. Settlement has been reached and a Stipulation of Settlement has been executed by Plaintiffs.

        DVL and certain former officers have been named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey,
Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleges violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. Settlement has been reached in this matter and counsel is preparing a Stipulation of Settlement to be executed by all parties.

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

        Federal, which carried DVL's directors and officers insurance policy, has declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23,
1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision.

        DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD") which was filed on March 21, 1994 in the Superior Court of the State of California, for the County of Riverside, Palm Springs Branch, Civil Case No. 74197 in which plaintiff seeks contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard Capital, Inc. in the Superior Court, State of California. This action is based on complaints by an investor in an affiliated limited partnership alleging that the investor's broker sold to her unsuitable investments. DVL has answered this complaint.

        DVL is named as a defendant in a class action entitled PHILLIP AND SHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Captial Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. DVL believes this case has no merit and intends to defend vigorously.

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

        The main claims in both actions have been dismissed, leaving the counterclaims which have been amended to add as counterclaim defendants Foodtown of Kearny, Inc. and its principal, Martin Vitale ("Foodtown"), and Kearny ShopRite, Inc. and its principal, Richard Tully, as well as to name DVL as successor to Del-Val Financial Corp. Foodtown has asserted crossclaims against, INTER ALIA, DVL and counterclaims against Pathmark and its property owner and third-party claims. DVL has settled this case as asserted by Pathmark and the property owner, without admitting liability. Foodtown's crossclaims against DVL remain pending.






















Item 3.  Defaults Upon Senior Securities
         -------------------------------

        At June 30, 1995, DVL had approximately $14 million of indebtedness in default for non-payment of scheduled interest and/or principal payments, as well as failure to comply with certain other loan covenants. DVL is currently negotiating to settle or restructure the payment terms with its remaining unsettled creditor.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        There were two reports on Form 8-K filed during the three months ended June 30, 1995.

EXHIBIT 27 - Financial Data Schedule
             -----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.


                                        By: Joel Zbar

                                            -------------------------
                                            Joel Zbar, Treasurer and
                                            Chief Accounting Officer

August 14, 1995





























