Form 10-K/A
period 1994-12-31
DVL INC /DE/
filed 1995-09-29
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
(Amendment Includes Part III - Items 10 through 13, which were previously incorporated by reference to the Issuer's Proxy Statement)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 1-8356
                    ------
                                     DVL, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                     13-2892858
-------------------------------                  -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

24 River Road, Bogota, New Jersey                       07603
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on the New York Stock Exchange ("NYSE") on March 28, 1995: $2,378,741.
                                      -----------

At March 28, 1995, 8,593,268 shares of the Registrant's Common Stock were outstanding.
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
=========================================================

     The directors of DVL, Inc. (the "Company") consist of three (3) independent directors and one (1) director who is also an executive officer as follows:

                              Director
      Name          Age        Since           Office(s)
      ----          ---       --------         ---------
Director and Executive
        Officer
----------------------

Alan E. Casnoff     51         1991      President and Director

Independent Directors
----------------------

Herbert L. Golden   81         1979      Director

Myron Rosenberg     66         1973      Director

Frederick E.
 Smithline          63         1982      Chairman of the Board

     Directors are currently elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

     ALAN E. CASNOFF has served as President since November 1994 and as Executive Vice President and a director since October 1991. Since June 1992, Mr. Casnoff has served as Of Counsel to the law firm of Fox,
Rothchild, O'Brien & Frankel, Philadelphia, Pennsylvania.   From November
1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has served as a director of Kenbee Management, Inc.
("Kenbee").   Mr. Casnoff also served as Executive Vice President of
Kenbee from January 1992 to November 1994 and has served as President of Kenbee since November 1994. In addition, since 1977, Mr. Casnoff has been a Partner of P&A Associates, a private real estate development firm. From 1969 to October 1990, Mr. Casnoff was associated with the law firm of Saul, Ewing, Remick & Saul, Philadelphia, Pennsylvania, previous legal counsel to the Company and Kenbee.

     FREDERICK E. SMITHLINE has served as Chairman of the Board of the Company since 1990 and as a director since 1982. Since September 1989, Mr. Smithline has been Of Counsel to the law firm of Epstein, Becker & Green, P.C., New York, New York.

     HERBERT L. GOLDEN has served as a director of the Company since 1979. From January 1979 to November 1991, Mr. Golden served as a senior consultant to Bankers Trust Company, New York, New York. Mr. Golden is currently retired.

     MYRON ROSENBERG has served as a director of the Company since 1973. Mr. Rosenberg is currently Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, and has been employed by Rosenthal & Rosenthal, Inc. since 1961.
                                      1
     In addition, Joel Zbar is Chief Operating Officer, Chief Financial Officer and Treasurer of the Company, Robert W. LoSchiavo is Vice President, Secretary and General Counsel of the Company and Mark J. Schwartz is Vice President of the Company.

     JOEL ZBAR (age 38) has served as the Company's Chief Operating Officer since November 1994, as Chief Financial Officer of the Company and Kenbee since January 1993, and as Treasurer of the Company and of Kenbee since 1988.

     ROBERT W. LOSCHIAVO (age 37) has served as Vice President of the Company since January 1990, as Secretary of the Company since October 1991 and as General Counsel since December 1991. Mr. LoSchiavo also serves as Vice President, General Counsel and Secretary of Kenbee.

     MARK J. SCHWARTZ (age 35) has served as Vice President of the Company and Kenbee since December 1991. From August 1987 to December 1991, Mr. Schwartz served as a financial analyst and as Assistant Vice President of Kenbee.













































                                          2
ITEM 11.  EXECUTIVE COMPENSATION
================================
     The following table discloses the compensation awarded to or earned by, during the Company's last three fiscal years, the Chief Executive Officers and the four (4) other most highly compensated executive officers as of the end of fiscal 1994 whose annual salary plus other forms of compensation exceeded $100,000:

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                       All Other
                     Annual Compensation
Long-Term Compensation        Compensation
                     -------------------
-----------------------------------  ------------
                                                     Other
                                           Cash      Annual       Restricted
Performance     LTIP
    Name              Year   Salary        Bonus   Compensation  Stock Awards
Units        Payouts
    ----              ----   ------        -----   ------------  ------------
-----------    -------
Ben S. Read, Jr.(6)   1994   $327,655      $---     $32,183(5)      None
     0        None        None
President and Chief   1993    353,871       ---     $32,122(5)      None
52,000        None        None
Executive Officer     1992    337,836(1)    5,000     None          None
112,500        None        None
through October 1994

Alan E. Casnoff       1994    339,810(2)    ---       None          None
     0        None        None
Executive Vice        1993    340,636       ---       None          None
52,000        None        None
President             1992    307,905(1,2)  5,000     None          None
112,500        None        None
since November 1994

Joel Zbar             1994    250,000       ---       None          None
     0        None        None
Treasurer, Chief      1993    226,000      13,000     None          None
50,000        None        None
Financial Officer     1992    188,308       7,000     None          None
50,000        None        None
and Chief Operating
Officer

David C. Loughlin(6)  1994    193,674(3)    ---       None          None
     0        None        None
Senior Vice President 1993    193,590(3)    ---       None          None
50,000        None        None
                      1992    149,753       ---       None          None
     0        None        None

Robert W. LoSchiavo   1994    144,530       ---       None          None
     0        None        None
Vice President,       1993    119,189       5,000     None          None
15,000        None        None
Secretary and         1992    115,000       5,000     None          None
     0        None        None
General Counsel

Richard K. Moeller(6) 1994    116,000       5,000     None          None
25,000        None        None
Vice President of     1993     96,500      28,000     None          None
15,000        None        None
Finance               1992     97,971       5,000     None          None
     -        None        None

(1) Includes compensation received as director of the Company and Kenbee and for Mr. Casnoff the payment of certain deferred fees for services rendered as secretary of the Company.
(2) Does not include payments made to a corporation partially owned and controlled by Mr. Casnoff which provided management assistance for two properties in Philadelphia, Pennsylvania owned by affiliated partnerships for which such corporation received $9,187.50, $12,000 and $57,000 in 1994, 1993 and 1992, respectively.
(3) Includes compensation received from Kenbee and affiliated partnerships.
(4) The Performance Units granted under the Company's Performance Unit Plan are SAR's for purposes of Item 402 of
    Regulation S-K of the Commission.
(5) Represents the date of redemption cash value of 61,511 performance units redeemed by Mr. Read to meet note payments due under a certain note to the Company. See "Indebtedness of Management".
(6) Ben S. Read, Jr., David C. Loughlin and Richard K. Moeller resigned from their positions with the Company on
    November 1, 1994, January 1, 1995 and March 16, 1995, respectively.

                                                          3
     The Company has employment contracts with Messrs. Zbar and LoSchiavo pursuant to which they are paid current annual salaries at the rate per annum of $250,000 and $144,500, respectively. The employment contracts with Messrs. Zbar and LoSchiavo provide for certain payments if the employment term is terminated without cause or is not renewed at the end of the term in amounts equal to six (6) months salary. The employment contracts with Messrs. Zbar and LoSchiavo expire on October 31, 1995 and December 31, 1995, respectively. In addition, the Board of Directors has authorized the Company to make certain termination payments to Mr. Casnoff in an amount equal to six (6) months salary.

     In November 1994,February 1995 and March 1995, respectively, the Company entered into termination and consulting agreements with Messrs. Read, Loughlin and Moeller. In Mr. Read's agreement, the Company agreed to pay Mr. Read $110,000 annually through October 31, 1996 for consulting services to be rendered as required. Pursuant to Mr. Loughlin's agreement, certain monthly payments totaling $16,000 are to be made through July 1995. In Mr. Moeller's agreement, the Company agreed to pay Mr. Moeller certain monthly payments totalling $15,000 through August 1995 for consulting services to be rendered as required. As part of Messrs. Moeller and Loughlin's agreements, Messrs. Moeller and Loughlin surrendered to the Company all of the performance units previously granted to each of them.

     Directors who are not officers or employees of the Company presently receive a directors fee of $1,500 per month plus $500 for each Audit
Committee meeting of the Board of Directors attended.   Directors who are
officers or employees of the Company receive no compensation for their services as directors or attendance at any Board of Directors Committee meeting.

                     INDEBTEDNESS OF MANAGEMENT

     Other than as discussed below, Officers, Directors and stockholders of the Company have not obtained loans and loan commitments in excess of $60,000.

     In January and February 1993, the Company advanced $75,000 as a loan to Mr. Ben Read, former President and Chief Executive Officer of the company, which was to be repaid over two years in eight installments of principal plus interest at 8% which began June 1, 1993, with the second payment on August 1, 1993 and subsequent payments due and paid quarterly thereafter. Mr. Read pledged as security for this loan his performance units equal to the balance of the loan. In 1994 the remaining $19,128 balance of his obligation was satisfied in consideration of his obligations under his termination agreement with the company.

                       STOCK BASED COMPENSATION

     On November 15, 1990, the Board adopted the Company's 1990
Performance Unit Plan (the "Plan") for the purpose of providing long-term incentives to Company employees who are largely responsible for the management, growth and protection of the Company's business.

     The Plan authorizes the grant of performance units, considered to be stock appreciation rights, only to directors and officers, who are also employees of the Company or any subsidiary thereof, who are in a position to make substantial contributions to the management, growth and success of the business of the Company or any subsidiary thereof, as determined by the Board, or a committee thereof, as the case may be.

     The number of performance units reserved for issuance under the Plan, as amended, is 900,000, 876,881 of which are outstanding to date.

                                     4
     Under the Plan, the holder of performance units is entitled to receive upon exercise of such units an amount equal to the Fair Market Value (as defined in the Plan) of a performance unit at the time of exercise plus all dividends declared with respect to a single share of the Company's Common Stock from the date of exercise minus the Fair Market Value of a performance unit at the time of grant, multiplied by the total number of performance units being exercised by the holder.

     Under the Plan, the Fair Market Value of a performance unit means an amount equal to the fair market value of a share of Common Stock as determined by the Board of Directors, or a committee thereof, either (a) by determining the average of the closing prices for the Company's Common Stock for the twenty most recent trading days (or for such other period as may be agreed upon between the Company and the holder) on the NYSE or such other national securities exchange (including the NASDAQ system) on which the Company's Common Stock may then be publicly traded or (b) in the event no such market exists, pursuant to such other reasonable method as may be adopted by the Board of Directors or the committee, as the case may be, in good faith for such purpose.

     The following tables set forth certain information with respect to performance units granted under the Plan to, and performance units exercised by (i) the executive officers of the Company listed in the Cash Compensation Table and (ii) all current executive officers of the Company as a group, during fiscal 1994. No performance units were granted during fiscal 1990 under the Plan. All performance units granted are vested and fully exercisable.




































                                      5

                          PERFORMANCE UNIT GRANTS IN FISCAL YEAR ENDED DECEMBER
31, 1994

==============================================================



                             Individual Grants                        Potential
Realizable
                                                                       at
Assumed Annual      Alternative to
                                                                         Rates
of Stock         (f) and (g):
                                                                       Price
Appreciation     Grant Date Value
                                                                            for
Term
                    ------------------------------------------------
--------------------   ----------------
                                  Percent of
                                    Total
                                  Performance

                    Performance  Units Granted  Exercise

                       Units     to Employees   or Base
               Grant Date
                      Granted     in Fiscal      Price    Expiration
                 Present
                      (#)Year       1992        ($/Sh)       Date       5% ($)
 10% ($)        Value ($)
     Name               (b)          (c)         (d)          (e)         (f)
   (g)             (h)
                    -----------  -------------  --------  ----------    ------
 -------       ----------
Ben S. Read, Jr.            0          0       $   0          None        N/A
   N/A           $  0

Alan E. Casnoff             0          0           0          None        N/A
   N/A              0
David C. Loughlin           0          0           0          None        N/A
   N/A              0
Robert W. LoSchiavo         0          0           0          None        N/A
   N/A              0
Joel Zbar                   0          0           0          None        N/A
   N/A              0
Richard Moeller        25,000         45         .55          None        N/A
   N/A              0
All others             30,000         55         .55          None        N/A
   N/A              0


(1) During 1995, the Board of Directors granted 50,000 and 18,750 performance units at an Exercise Price of $.39 per unit to Messrs. Zbar and LoSchiavo, respectively and 50,000 performance units at an Exercise Price of
    $.29 per unit to Mr. Zbar. Further, Mr. Casnoff surrendered 50,000 performance units to the Company which units had an exercise price of $.75 per unit.










                                                       6

   AGGREGATED PERFORMANCE UNITS EXERCISED IN FISCAL YEAR ENDED DECEMBER 31, 1994
                            PERFORMANCE UNIT VALUES
   =============================================================================

                                               Number of          Value of
                                              Unexercised        Unexercised
                                              Performance        Performance
                                            Units at Fiscal    Units at Fiscal
                                               Year-End           Year-End
                                                  (#)                ($)
                                            ---------------    ---------------
                       Performance
                          Units     Value
                        Exercised  Realized   Exercisable/      Exercisable/
       Name                (#)       ($)     Unexercisable     Unexercisable
-------------------    ----------- --------  -------------     -------------
Ben S. Read, Jr.        61,511     32,103(1)  248,131 / 0           0/0

Alan E. Casnoff           None       None     350,000 / 0           0/0

David C. Loughlin         None       None      50,000 / 0           0/0

Robert W. LoSchiavo       None       None      15,000 / 0           0/0

Joel Zbar                 None       None     100,000 / 0           0/0

Richard Moeller           None       None      40,000 / 0           0/0

All others                None       None      50,000 / 0           0/0


--------------------------------------

(1) Represents the value of performance units exercised the proceeds of which were used by Mr. Read to meet the debt service payments on his debt to the Company. See "Indebtedness of Management".






                                          7


REPORT OF COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors of the Company is comprised of the independent directors, Messrs. Golden, Rosenberg and Smithline. The purpose of the Compensation Committee is to review compensation of the executive officers of the Company to determinate if such compensation is in line with similar organizations and to recommend and provide appropriate incentives to key employees.

     During 1994, in connection with the Company's efforts to reduce overhead and expenses, Mr. Casnoff assumed the position of President of the Company and his salary was reduced by $35,000. Given the Company's continued operating losses in 1994, the Board of Directors reduced overhead expenses by terminating certain executive officers and granting to all remaining executive officers no increases in compensation for 1995 and no bonuses for 1994.

     This report was furnished by Messrs. Golden, Rosenberg and Smithline, all members of the Compensation Committee.

STOCK PERFORMANCE CHART

     The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock for each of the Company's last five fiscal years with the cumulative return (assuming reinvestment of dividends) of the New York Stock Exchange Equity Market Index.

                                 1989  1990   1991   1992   1993   1994
                                 ----  ----   ----   ----   ----   ----
DVL, Inc.                         100     8      2      5      8      2

Dow Jones Equity Market Index     100    96    127    138    152    158

Dow Jones Real Estate Investment  100    66     74     67     78     74























                                      8
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND
          OFFICERS
========================================================================

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 27, 1995, by (a) each person known by the Company to own beneficially more than 5% of such stock, (b) each director of the Company and (c) all directors and officers of the Company as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual and the individual has sole voting and investment power with respect to such shares.

   Name of Beneficial          Amount and Nature of      % of
         Owner                 Beneficial Ownership     Class*
----------------------         --------------------     ------
   Alan E. Casnoff                   33,638 (1)          0.37%
   Herbert L. Golden                  6,600              0.08%
   Myron Rosenberg                   89,854 (2)          1.05%
   Frederick E. Smithline             7,550 (3)          0.09%
   All Directors and
   Executive Officers as
   a Group (7 persons)              137,642 (1)(2)(3)(4)  1.60%

* Each named person and all executive officers, directors and nominees for director, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each share-holder's name in the above table under the columns captioned "Amount and Nature of Beneficial Ownership" include shares of Common Stock issuable upon exercise of presently exercisable warrants, convertible debentures and stock options. The shares of Common Stock so issuable upon such exercise, exchange or conversion by any such shareholder are not included in calculating the number of shares or percentage of Common Stock beneficially owned by any other shareholder.

     (1) (a) Excludes 480 shares of the Company's Common Stock held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership.

         (b) Includes 33,638 shares of the Company's common stock which a corporation, partially owned and controlled by Mr. Casnoff, has the right to acquire at any time upon the conversion to stock of $10,000 Convertible Subordinated Promissory Notes plus $3,638 of interest thereon, and 20,000 shares of Common Stock issuable upon the exercise of Warrants issued by the Company.

     (2) Includes 4,300 shares held by Mr. Rosenberg's wife, of which Mr. Rosenberg disclaims beneficial ownership.

     (3) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common and 6,000 shares held by Mr. Smithline's wife, of which 6,000 shares Mr. Smithline disclaims beneficial ownership.

     (4) Excludes 50,000 shares authorized to be, but not yet issued, by the Board of Directors to each of Messrs. Golden, Rosenberg, Smithline, Zbar and LoSchiavo and 150,000 shares authorized to be, but not yet issued, to Mr. Casnoff.


                                      9
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission and the New York Stock Exchange (the "Exchange") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended December 31, 1994, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except Mr. Rosenberg failed to file on a timely basis one report with respect to ten transactions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
========================================================

     P&A Associates, a Pennsylvania general partnership of which Mr. Casnoff, President and director of the Company, is a partner, provides management services for certain properties located in Philadelphia, Pennsylvania which are owned by partnerships affiliated with the Company. Management fees paid by various entities to such entity during the 1994 fiscal year totaled $9,188. Further, since February 1992 the Company and related entities have used a partner of Mr. Casnoff in P&A Associates to perform legal services for the Company and affiliates in connection with certain real estate transactions. Mr. Casnoff's partner earned $41,415 in legal fees from the Company and affiliates in 1994.

     Certain officers and directors of the Company serve as officers and directors of Kenbee, which was the Company's largest debtor and previous manager, and control over which has been given to Mr. Casnoff by virtue of certain voting trust agreements. Mr. Casnoff, President of the Company and Kenbee, acquired sole voting power over the shares of capital stock of R&M Holding, a Delaware corporation and the sole stockholder of Kenbee, pursuant to the terms of a Voting Trust Agreement, dated May 15, 1991, between R&M Holding and Mr. Casnoff, as trustee. The shares subject to the Agreement are owned by Roger D. Stern and Martin Wright, each a 50% owner of the shares of capital stock of R&M Holding, and each a former officer and director of the Company. The term of the Agreement expires on January 1, 2000 as to 50% of the shares of capital stock owned by Mr. Stern and expired on December 31, 1994 as to 50% of the shares of capital stock owned by Mr. Wright.

     Rosenthal & Rosenthal Inc., a commercial finance concern of which Mr. Rosenberg, director of the Company, is Executive Vice President, made a loan to the Company in 1990 in the aggregate principal amount of $1,331,700, secured by the assignment of a certain promissory note and mortgage executed in favor of the Company. Regular payments of principal and interest on this loan were made through September 1990. In 1992 the Company completed a settlement in which this loan was exchanged for the assignment to Rosenthal & Rosenthal, Inc. of a wraparound mortgage, certain limited partnership units and options to acquire 600,000 shares of the Company's common stock for $1.00 per share. Rosenthal & Rosenthal, Inc. was also provided with a note with a face value of $107,000 bearing interest at 10% per annum and 214,000 warrants to purchase common stock for $1.00 per share which warrants expire in April 1998. Rosenthal & Rosenthal, Inc. will at its option return either the wraparound mortgage or the notes and warrants within five years of the settlement.

                                      10
     Since June 1992, the Company and affiliates have periodically retained Fox, Rothschild, O'Brien & Frankel to perform certain legal services in connection with various matters. Mr. Casnoff, director and President, serves as Of Counsel to Fox, Rothschild, O'Brien & Frankel. During 1994, the Company and affiliates incurred $52,939 of fees for legal services rendered by this law firm.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  April 27, 1995
                                      DVL, INC.


                                     By: ROBERT LOSCHIAVO
                                         ----------------

                                        Robert LoSchiavo
                                        Secretary







































                                      11