Form 10-Q
period 1995-09-30
DVL INC /DE/
filed 1995-11-13
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                  FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------------------------------------
                                     OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at November 9, 1995
-----------------------------            -------------------------------
Common Stock, $1.00 par value                  13,185,850

                        DVL, INC. AND SUBSIDIARIES

                                 INDEX










Part I.     Financial Information:                                  Page No.
                                                                    --------

            Consolidated Balance Sheets -
            September 30, 1995 and December 31, 1994                    1

            Consolidated Statements of Operations -
            Three Months Ended September 30, 1995 and 1994              3
            Nine Months Ended September 30, 1995 and 1994               5

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1995 and 1994               7

            Notes to Consolidated Financial Statements                  9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              12



Part II.    Other Information:

            Legal Proceedings                                          17

            Defaults upon Senior Securities                            20

            Exhibits and Reports on Form 8-K                           20


Part I - Financial Information

Item 1.  Financial Statements (Note A)

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                   September 30,    December 31,
                                                      1995             1994
                                                   -------------    ------------
                                                   (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (Note B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $47,824 and $52,840, respectively)      $ 58,206       $ 68,851
     Unearned interest                                  (14,880)       (18,028)
                                                       --------       --------
     Net mortgage loans receivable from affiliated
      partnerships (including non-performing loans
      of $4,864 and $5,261, respectively)                43,326         50,823

   Others:
     Other mortgage loans                                 1,307          1,383
     Loans collateralized by limited partnership
      interests due from limited partners (including
      $4,100 and $4,540 of non-performing loans,
      respectively)                                       4,126          4,606
                                                       --------       --------
 Total loans receivable                                  48,759         56,812
 Allowance for loan losses (Note D)                      12,493         12,762
                                                       --------       --------
 Net loans receivable                                    36,266         44,050

 Cash (including restricted cash of $327 and
  $1,022, respectively)                                     737          1,350
 Due from affiliated partnerships (net of an allowance
  for loss of $1,727 and $2,444, respectively)              113            200
 Investments
   Real estate at cost - pledged (net of an allowance
    for loss of $208)                                       289            289
   Real estate lease interests                            2,385          2,557
   Affiliated limited partnerships (net of an allowance
    for loss of $601 and $750, respectively)              3,392          3,803
   Other investments (net of an allowance for loss
    of $400)                                                697            723
 Other assets                                               551          1,113
                                                       --------       --------
        Total assets                                   $ 44,430       $ 54,085
                                                       ========       ========

[FN]
See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

              LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY
              ------------------------------------------------

                                               September 30,   December 31,
                                                   1995           1994
                                               -------------   -----------
                                                (unaudited)
Liabilities:
  Debt in default for non-payment including accrued
   interest - partially collateralized (Note B)     $ 14,329      $ 13,804
  Short-term debt                                          -           215
  Long-term debt (Note G)                             25,415        32,018
  Notes to be issued pursuant to shareholder
   litigation settlement (Note F)                      5,418         4,434
  Convertible subordinated debentures                    455           448
  Accrued liability for shareholder litigation
   settlement (Note F)                                     -         1,810
  Accrued liability for indebtedness of
   affiliates (Note E)                                   400           708
  Accounts payable and accrued liabilities             3,242         4,383
                                                    --------      --------

    Total liabilities                                 49,259        57,820
                                                    --------      --------

Deferred credits (Note G)                                321         1,396
                                                    --------      --------


Commitments and contingent liabilities

Shareholders' capital deficiency (Note F)
  Common stock, $1 par value, authorized -
   16,000,000 shares, issued and to be issued
   13,185,850 and 8,513,200, respectively             13,186         8,513
  Additional paid-in capital                          81,072        84,074
  Deficit                                            (99,408)      (97,718)
                                                    --------      --------

    Total shareholders' capital deficiency            (5,150)       (5,131)
                                                    --------      --------


    Total liabilities and shareholders'
     capital deficiency                             $ 44,430      $ 54,085
                                                    ========      ========

[FN]






See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                         1995       1994*
                                                      ---------   ---------
Income from affiliates (Note B)
  Interest on mortgage loans                          $     306   $     463
  Management fees from partnerships                         134         119
  Transaction and other fees from partnerships              135           8
  Rent income                                                 5           8
Income from others
  Interest on mortgage loans                                 30          28
  Interest on loans to limited partners                      54         102
  Other interest                                             33           8
  Other income (Note C)                                      35           -
                                                      ---------   ---------
                                                            732         736
                                                      ---------   ---------
Operating expenses
  General and administrative                                292         368
  Legal and professional fees                               170         120
  Net provision for losses                                  640       2,026
Interest expense                                          1,017         959
Loss on investment in First Mechanics Finance
 Company (Note C)                                             -         851
Claim settlement and other litigation losses                  -          22
                                                      ---------   ---------
                                                          2,119       4,346
                                                      ---------   ---------

Loss before gain on sales of real estate                 (1,387)     (3,610)
Gain on sales of real estate to affiliates                    -           2
                                                      ---------   ---------
Loss from continuing operations                          (1,387)     (3,608)
Loss from discontinued operations                             -         (80)
                                                      ---------   ---------
  Net Loss                                            $  (1,387)  $  (3,688)
                                                      =========   =========

[FN]


* Reclassified for comparative purposes.













See accompanying notes to consolidated financial statements.

                       DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                  (continued)
                                  (unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                     ----------------------
                                                        1995        1994
                                                     ----------   ---------
Loss per share (Note I):
 Primary
   Loss from continuing operations                   $     (.15)  $    (.43)
   Loss from discontinued operations                          -        (.01)
                                                     ----------   ---------
   Net loss                                          $     (.15)  $    (.44)
                                                     ==========   =========
Fully diluted:
   Loss from continuing operations                   $     (.15)  $    (.43)
   Loss from discontinued operations                          -        (.01)
                                                     ----------   ---------
   Net loss                                          $     (.15)  $    (.44)
                                                     ==========   =========


Weighted average shares outstanding
   Primary                                            9,210,661   8,472,450
                                                     ==========   =========
   Fully diluted                                      9,210,661   8,472,450
                                                     ==========   =========


[FN]

























See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                       -------------------
                                                         1995       1994*
                                                       --------   --------
Income from affiliates (Note B)
  Interest on mortgage loans (including $354
   realized upon the early satisfaction of
   certain loans in 1994)                              $  1,047   $  1,696
  Management fees from partnerships                         373        384
  Transaction and other fees from partnerships              576        445
  Rent income                                                 5         23
Income from others
  Interest on mortgage loans                                 90         87
  Interest on loans to limited partners                     170        267
  Other interest                                             74         27
  Other income (Note C)                                     120          -
                                                       --------   --------
                                                          2,455      2,929
                                                       --------   --------
Operating expenses
  General and administrative                              1,694      1,607
  Legal and professional fees                               531        346
  Net provision for losses                                  814      2,753
Interest expense                                          2,905      2,912
Loss on investment in First Mechanics Finance
 Company (Note C)                                             -      1,234
Claim settlement and other litigation losses                 10        592
                                                       --------   --------
                                                          5,954      9,444
                                                       --------   --------
Loss before gain on sales of real estate                 (3,499)    (6,515)
Gain on sales of real estate to affiliates                    -          7
                                                       --------   --------
Loss from continuing operations                          (3,499)    (6,508)
Loss from discontinued operations                             -        (65)
                                                       --------   --------
Loss before extraordinary gain                           (3,499)    (6,573)
Extraordinary gain on the settlement
 of indebtedness (Note H)                                 1,809      1,935
                                                       --------   --------
  Net loss                                             $ (1,690)  $ (4,638)
                                                       ========   ========


[FN]
* Reclassified for comparative purposes.







See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)
                                (unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                         1995       1994
                                                      ---------   ---------
Earnings (loss) per share (Note I):
 Primary
   Loss from continuing operations                    $    (.39)  $    (.78)
   Loss from discontinued operations                          -        (.01)
                                                      ---------   ---------
   Loss before extraordinary gain                          (.39)       (.79)
   Extraordinary gain on the settlement of
    indebtedness                                            .20         .23
                                                      ---------   ---------
   Net loss                                           $    (.19)  $    (.56)
                                                      =========   =========

Fully diluted
   Loss from continuing operations                    $    (.39)  $    (.78)
   Loss from discontinued operations                          -        (.01)
                                                      ---------   ---------
   Loss before extraordinary gain                          (.39)       (.79)
   Extraordinary gain on the settlement of
    indebtedness                                            .20         .23
                                                      ---------   ---------
   Net loss                                           $    (.19)  $    (.56)
                                                      =========   =========
Weighted average shares outstanding
   Primary                                            8,907,825   8,292,970
                                                      =========   =========
   Fully diluted                                      8,907,825   8,292,970
                                                      =========   =========

[FN]






















See accompanying notes to consolidated financial statements.

                       DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                              -----------------------
                                                 1995         1994*
                                              ---------     ---------
Cash flows from operating activities
  Loss from continuing operations             $  (3,499)    $  (6,508)
  Adjustments to reconcile net cash provided
   by operating activities
    Net provision for losses                        814         2,753
    Accrued interest added to indebtedness        1,705         1,527
    Loss from investment in First Mechanics
     Finance Company                                  -         1,234
    Claim settlement and other litigation
     losses                                          10           592
    Depreciation and amortization                    63            79
    Decrease in unearned interest on loans
     receivable                                     (60)         (369)
    Net decrease in payables                        (78)       (1,207)
    Consideration paid in common stock              184             -
    Imputed interest on notes to be issued          654           545
    Amortization of deferred credits                  -            (7)
    Increase in deferred credits                      -            63
    Net (increase) decrease in other assets         487           (47)
    Net cash provided by discontinued
     operations                                       -            12
                                              ---------     ---------
     Net cash provided by (used in)
      operating activities                          280        (1,333)
                                              ---------     ---------

Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  4,212         8,919
  Net collections on amounts due from
   affiliated partnerships                           83            66
  Distributions received on limited
   partnership and other investments                455           219
  Net collections on real estate lease
   interests                                        172             -
  Acquisition of limited partnership
   interests                                          -          (113)
  Loss from investment in First Mechanics
   Finance Company                                    -        (1,234)
  Net cash provided by discontinued
   investing activities                               -           503
                                              ---------     ---------

     Net cash provided by
      investing activities                        4,922         8,360
                                              ---------     ---------
[FN]
* Reclassified for comparative purposes.


See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                Nine Months Ended
                                                  September 30,
                                              ----------------------
                                                1995          1994*
                                              ---------     --------
Cash flows from financing activities
  Increase in indebtedness                           -           640
  Repayment of indebtedness                     (5,630)       (6,551)
  Repayment of guaranteed indebtedness            (185)         (384)
                                              --------      --------
  Net cash used in financing activities         (5,815)       (6,295)
                                              --------      --------
  Net increase (decrease) in cash                 (613)          732
  Cash - beginning                               1,350           541
                                              --------      --------
  Cash - end                                  $    737      $  1,273
                                              ========      ========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    540      $    732
                                              ========      ========
Supplemental disclosure of non-cash
 investing and financing activities:

   Net asset transferred to satisfy
    indebtedness                              $  1,379      $      -
                                              ========      ========
   Net reduction in indebtedness pursuant
    to creditor settlements including
    accrued interest                          $  1,809      $  1,935
                                              ========      ========
   Reduction in indebtedness upon
    common stock issued or to be issued       $  1,487      $    382
                                              ========      ========

[FN]

* Reclassified for comparative purposes.















See accompanying notes to consolidated financial statements.

                                       8
                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)     In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements
contain all adjustments (consisting of only normal accruals) necessary for a fair
presentation of the financial position and the results of operations for the periods presented.  The results of operations for the nine months ended September 30,
1995
should not be regarded as necessarily indicative of the results that may be expected for the full year.

(B) DVL continues to experience liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. The majority of DVL's assets consist of mortgage loans to affiliated partnerships. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages require the mortgage debt service to be used to pay liens senior to DVL's. Although DVL has completed settlements with the majority of its creditors, it remains in default for non-payment of principal and interest on approximately $14.3 million of indebtedness with one creditor.

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements for operations and to meet its mandatory repayment requirements. As a result, DVL is liquidating and refinancing certain assets and is seeking equity based financings to meet such obligations. DVL is currently working with an interested party in connection with the refinancing of certain assets pursuant to which the lender would replace certain existing lenders and in consideration of such loans would receive equity and rights to acquire equity in DVL. As a result of
DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably.
 DVL
has significant mandatory repayment requirements by December 31, 1995 and in addition to the steps discussed above, DVL is requesting extensions of the mandatory repayment requirements from its creditors. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet
DVL's current operating cash flow deficiencies or mandatory debt repayments.

        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness; (2) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory repayment requirements to its creditors; (3) the settlement of its remaining litigation; (4) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and
(5) the
return to profitable operations, which will primarily depend on the outcome of the negotiations with its existing creditors to reduce its interest expense burden.
 If
DVL is unsuccessful in achieving a short term solution to its liquidity problems, and moreover, long-term solutions to cure its remaining loan default, meet its mandatory repayment requirements and return it to profitable operations, then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        The New York Stock Exchange ("NYSE") advised DVL of its intention to delist
DVL and on August 3, 1995 the common stock of DVL ceased trading on the NYSE. Effective on that date, the common stock of DVL commenced trading on the National
Association of Securities Dealers Inc.'s over the counter bulletin board under the symbol "DVLN". The NYSE advised DVL that its decision to delist was reached in view of the fact that DVL has fallen below the NYSE's continuing listing criteria related to net tangible assets available to common stock and average net income for the last three years; aggregate market value of all outstanding shares of the common stock and average net income for the last three years; and aggregate market value of publicly held shares. DVL has decided not to challenge such decision to delist.


(C) In April 1994, DVL formed First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase from local tool dealers loan contracts made to finance tool purchases by automobile mechanics. DVL was unable to fund the continued expansion of FMF and was forced to sell FMF in December 1994. DVL had invested or loaned approximately $1,181,000 to FMF, net of $58,000 received through March 30, 1995 from the sale of FMF, (including $353,000 of allocated overhead) for start-up costs and to fund loan acquisitions. DVL was paid $12,000 in cash at closing from the sale, received a promissory note for $275,000 payable through January 1997, bearing interest at 8% per annum and a subordinated debenture in the amount of $550,000 due December 1997 and bearing interest based upon the sales volume of FMF. DVL has fully reserved for such remaining obligations since their collectibility is uncertain at this time. If and when DVL collects on the remainder of its note and subordinated debenture it will recognize income as received. DVL has received $120,000 from the sale of FMF subsequent to March 30, 1995, which has been recorded as income.

(D) Management's evaluation of the collateral underlying each loan in DVL's portfolio previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment requirements on certain indebtedness.

(E) In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as a guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor had the right to put the shares back to DVL and DVL was required to pay the creditor the guaranteed value in installments over twelve months, including a $90,000 payment due in July 1995.
This agreement was modified to provide for lower payments through November 1995 at which point the remaining balance of approximately $390,000 will be due. DVL is currently negotiating an extension of that payment. DVL has provided for a reserve of $400,000 at September 30, 1995, based upon the amount due to such creditor, including projected interest payments, less DVL's valuation of the shares held by the creditor.

(F) In December 1993, DVL reached a settlement in the shareholder class action litigation which requires DVL to issue 900,000 shares of DVL common stock at a guaranteed value of $1.50 per share and notes with a face value of $9 million and to make a payment of cash or common stock of $1.4 million plus interest and expenses. At September 30, 1995 and December 31, 1994, management reflected the common stock and notes as "to be issued" and at December 31, 1994 reserved $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The deficiency in the stock value resulted in additional notes of $1,386,851 to be issued to meet the shortfall. At September 30, 1995 when the actual number of shares to be issued for the $1.4 million payment plus interest and expenses was determined, these shares were reflected as "to be issued". The $10,386,851 face value notes are due in ten years, bear interest at 10% per annum, payable in kind for five years, are callable after the third year and are payable in cash or common stock at DVL's option. The initial $9 million of notes were valued at $3.69 million by an independent investment banker and the additional $1,386,851 were valued at $330,000 by DVL. Commencing January 1994, interest on the initial
$9 million of notes was imputed based upon an effective interest rate of approximately 19%. Beginning October 1, 1995, interest on all of the notes will be imputed based upon an effective interest rate of approximately 16%. The settlement resulted in a loss of $6.4 million which was fully provided for in 1992.

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









































                                       11
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        DVL continues to experience liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. Although the 1992 settlement of the limited partner class action substantially reduced the non-performing portion of DVL's loan portfolio, this reclassification has not resulted, nor is it expected to result, in significant income or cash flow on the majority of the restructured mortgages, as the mortgage debt service is used to pay liens senior to DVL's. DVL remains in default on principal and interest payments on approximately $14,329,000 of its indebtedness. DVL is also a defendant in certain remaining litigation.

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

        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness; (2) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make its mandatory repayment requirements to its creditors; (3) the settlement of its remaining litigation;
(4) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (5) the return to profitable operations, which will primarily depend on the outcome of the negotiations with its existing creditors to reduce its interest expense burden. If DVL is unsuccessful in achieving a short term solution to its liquidity problems, and moreover, long-term solutions to cure its remaining loan default, meet its mandatory repayment requirements and return it to profitable operations, then it may not be able to continue as a going concern.

Results of Operations
---------------------
Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994
-------------------------------------------------------------------------------

        DVL realized a net loss of $1,387,000 for the three months ended September 30, 1995, compared to a net loss of $3,668,000 for the corresponding 1994 period, a change of $2,281,000. The loss in 1995 was primarily a result of DVL's continued operating losses and additional provisions for loan losses. The loss in 1994 was primarily a result of additional provisions for loan and other losses and the initial operating costs incurred by FMF. The effects of these items and the other factors contributing to the net loss are as follows:

        Interest income on mortgage loans due from affiliates decreased by $157,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of partnership properties and an increase in the non performing portion of such mortgage loans.

        Management fees from partnerships increased by $15,000 as a result of the payment of past due fees by two properties which fees had not been previously accrued in 1995. This increase was offset by the reduction in fees due to the liquidation of certain partnerships during 1994 and 1995.





        Transaction and other fees from partnerships aggregating $135,000 in
1995
and $8,000 in 1994 principally represent the fees received upon the sale or refinancing of certain partnership properties.

        Interest income on loans to limited partners decreased by $48,000 due to a decrease in the average outstanding balances of this loan portfolio.

        Other income represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses decreased by $76,000 primarily as a result of a decrease in payroll and operating costs incurred in 1995. Such decrease was offset by $188,000 of overhead allocated to the operations of FMF in 1994 as compared to no overhead allocated in 1995.

        Legal and professional fees increased by $50,000 primarily as a result of the increased activity in finalizing certain litigation settlements and the expenses incurred in retaining an investment advisor to assist in raising debt or equity financings in late 1994. Legal fees are expected to decline since DVL has settled most of its remaining litigation. DVL has been unable to pay its professional fees on a current basis and is at risk of losing its representation if significant payments are not made by November 30, 1995.

        Interest expense increased by $58,000 primarily as a result of increases in the imputed interest in the notes to be issued in connection with the settlement of the shareholder litigation and additional interest accrued pursuant to a certain debt agreement resulting from DVL's inability to reduce the outstanding balance to a specified amount, partially offset by a reduction in the average outstanding indebtedness. The decrease in indebtedness is primarily the result of the satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the proposed settlement with DVL's remaining unsettled creditor, however this decline may be more than offset in the future by the interest, including accreted interest, on the $10.3 million face value of notes to be issued in connection with the settlement of the shareholder litigation.

        Claim settlement and other litigation losses represent additional provisions for potential losses to be realized in connection with claims originating from indebtedness of affiliates to certain creditors and the settlement of certain litigation matters.

        Management's re-evaluation of the collateral underlying each loan resulted in a provision for losses aggregating $640,000 during the three months ended September 30, 1995. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment obligations on certain indebtedness.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994
-------------------------------------------------------------------------------

        DVL realized a net loss of $1,690,000 for the nine months ended
September
30, 1995, as compared to a net loss of $4,638,000 for the corresponding 1994 period, a change of $2,948,000. The loss in 1995 was primarily a result of DVL's continued operating losses partially offset by the extraordinary gain realized upon the restructuring of indebtedness with one creditor. The loss in 1994 was primarily a result of additional provisions for loan and other losses and the initial operating costs incurred by FMF, partially offset by the extraordinary gain realized upon the prepayment of installments due under a creditor settlement and the income realized upon the early satisfaction of certain loans. The effects of these items and the other factors contributing to the net loss are as follows:


                                         13
        Interest income on mortgage loans due from affiliates decreased by $649,000 primarily as a result of $354,000 of income realized in 1994 upon the early satisfaction of certain loans and a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements and from the satisfaction of certain loans upon the sale of partnership properties and an increase in the non performing portion of such mortgage loans.

        Management fees from partnerships decreased by $11,000 as a result of the liquidation of certain partnerships during 1995 and 1994.

        Transaction and other fees from partnerships aggregating $576,000 in
1995
and $445,000 in 1994 principally represent the fees received upon the sale or refinancing of certain partnership properties.

        Rent income from affiliated partnerships decreased by $18,000 as a result of the remaining two land leases held by DVL having been in default. One of the leases is now paying on a current basis due to the settlement of certain litigation.

        Interest income on loans to limited partners decreased by $97,000 due to a decrease in the average outstanding balances of this loan portfolio.

        Other income represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses increased by $87,000 primarily as a result of a $30,000 accrual required for the value of performance units granted to certain officers in 1995, as compared to the reduction of $264,000 of such expense in 1994 and $353,000 of overhead allocated to FMF in 1994 as compared to no overhead allocated in 1995. These items were partially offset by a significant decrease in payroll and operating costs incurred in 1995.

        Legal and professional fees increased by $185,000 primarily as a result of the increased activity in finalizing certain litigation settlements and the expenses incurred in retaining an investment advisor to assist in raising debt or equity financings in late 1994. Legal fees are expected to decline since DVL has settled most of its remaining litigation. DVL has been unable to pay its professional fees on a current basis and is at risk of losing its representation if significant payments are not made by November 30, 1995.

        Interest expense decreased by $7,000 primarily as a result of a reduction in the average outstanding indebtedness partially offset by increases in the additional accrual of interest pursuant to a certain debt agreement resulting from DVL's inability to reduce the outstanding balance to a specified amount and the imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation. The decrease in indebtedness is primarily the result of the satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the proposed settlement with DVL's remaining unsettled creditor, however this decline may be more than offset in the future by the interest, including accreted interest, on the $10.3 million face value of notes to be issued in connection with the settlement of the shareholder litigation.

        Management's re-evaluation of the collateral underlying each loan resulted in a provision for losses aggregating $814,000 during the nine months ended September 30, 1995 which was primarily a result of updated information on certain properties. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment requirements on certain indebtedness.


Liquidity and Capital Resources
-------------------------------

        DVL continues to experience liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with proceeds from the sale or refinancing of assets and equity financings. DVL is currently working with an interested party in connection with the refinancing of certain assets pursuant to which the lender would replace certain existing lenders and in consideration of such loans would receive equity and rights to acquire equity in DVL. There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

        DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income to shareholders and allowed DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $67,000,000 which it may use as a "C" Corporation to offset future taxable income, if any, subject to certain limitations.

        DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations has diminished considerably. DVL is currently working on a similar refinancing, which if completed, would be used to pay down an existing creditor.

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

        At September 30, 1995, DVL continued to be in default for non-payment of scheduled interest and principal payments on approximately $14.3 million of its indebtedness and is currently negotiating to settle or restructure payment terms with its remaining unsettled creditor. The goal of such restructuring is to obtain a reduction of the total indebtedness and to establish an acceptable payment schedule with such creditor. This negotiation includes a proposal for curing the default and restructuring the indebtedness by offering cash payments over time at a negotiated discount to the creditor. If the above settlement is finalized as proposed, DVL would recognize a substantial gain on such settlement.
There can be no assurance that these negotiations will continue or that a settlement will be finalized as described above. In addition, if DVL does not meet its previously settled mandatory repayment requirements to other creditors, it would be in default on these loans and at risk of losing all of the related collateral.

        As previously discussed, DVL is seeking replacement financing to meet its mandatory repayment requirements and its other cash needs. DVL is also requesting extensions of the mandatory repayment requirements from its creditors.
There can be no assurance that DVL will be able to obtain such borrowings or that the borrowings will be sufficient to meet mandatory repayment requirements and any future cash flow deficiencies.





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





















































                                       16
Part II - Other Information

Item 1.  Legal Proceedings

        Substantial progress continues to be made in settling various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. However, several cases are still being litigated or are pending final disposition including the original shareholder class action. The following is a summary of the status of all material outstanding cases.

        Numerous class action suits commenced beginning in 1990 were filed in various jurisdictions and consolidated in the United States District Court, Southern District of New York on February 28, 1991, in one consolidated action entitled IN RE: DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION, MASTER FILE NO. MDL 872 ("IN RE DEL-VAL").

        In IN RE DEL-VAL, a settlement has been approved by the court in which DVL would issue to plaintiffs (I) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate fair market value is less than $1,340,000); (ii) $9 million of notes due ten (10) years with interest at 10% payable in kind for five (5) years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes; and (iii) $1.4 million plus interest from August 16, 1993 and expenses in cash or stock. At September 30, 1995, management reflected the common stock and notes as "to be issued" and at December 31, 1994 reserved $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The deficiency in the stock value of the 900,000 shares resulted in additional face value notes of $1,386,351 to be issued to meet the shortfall. Plaintiff's counsel has agreed to accept 4,017,582 shares of common stock in satisfaction of DVL's obligation discussed in (iii) above. The settlement is expected to be finalized in 1995 pending Plaintiff counsel's providing DVL with a list of class members. The settlement has resulted in a loss of $6.4 million which was fully provided for in 1992. DVL and Deloitte and Touche ("Deloitte"), DVL's former accountant, have cross-claimed against each other and have each filed summary judgment motions. DVL and Deloitte have entered into a Stipulation of Dismissal effective on the effective date of the settlement with Plaintiff's in IN RE DEL-VAL which Stipulation has been submitted to the Court and an order thereon is expected shortly.

        A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed as a class action suit against current and former directors of DVL in the Court of Chancery in New Castle County, Delaware on February 13, 1991,
was not consolidated with the other class action suits and plaintiffs revised their complaint to proceed on behalf of certain individuals as opposed to a class action. The revised complaint was filed on or about May 4, 1994 against the same current and former directors of DVL and alleges breaches of fiduciary duty of care and candor. Based upon a recent Delaware Supreme Court decision which counsel believes supports the directors' position in this matter, defendants have filed a motion for summary judgement which has been fully briefed. The Court has not yet set a date to hear this motion. Plaintiffs in IN RE DEL-VAL have permitted the Plaintiff's in LEVY to participate in their settlement with Deloitte and Interstate Johnson Lane, third party defendants in IN RE DEL-VAL.

        DVL was subject to two shareholder derivative suits entitled DEL-VAL FINANCIAL CORP. DERIVATIVELY BY HILDA WEIGART V. ROGER D. STERN, ET AL. ("WEIGART"), and DEL-VAL FINANCIAL CORP. DERIVATIVELY BY MIRIAM FEINBERG V. ROGER D. STERN, ET
AL. ("FEINBERG"), filed in the Superior Court of New Jersey-Law Division-Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the Superior Court for
Bergen County, New Jersey have stayed all proceedings in the New Jersey cases.

        Plaintiffs and all Defendants except Deloitte & Touche (the "Settling Defendants") reached a proposed settlement of WEIGART and FEINBERG pursuant to a Settlement Agreement dated September 12, 1994 (the "Settlement Agreement"). Under the Settlement Agreement, any claims against the Settling Defendants were settled and all amounts to be recovered by Plaintiffs were to be recovered exclusively against certain insurance policies held by the Settling Defendants. Plaintiffs withdrew from that settlement after the New York Court ruling in FEDERAL INSURANCE, discussed below. Plaintiffs and Settling Defendants have reached a new settlement agreement in WEIGART and FEINBERG which has been approved by the New Jersey Court.
In this settlement, DVL will reimburse up to $150,000 of costs incurred by Plaintiff's counsel and Plaintiff's have the right to pursue DVL's claim against Federal Insurance Company ("Federal") discussed below. With the concurrence of the derivative Plaintiffs, the Settling Defendants agreed to dismiss the New Jersey Third
Party Action only against without prejudice and on August 5, 1995 the court signed an order to that effect. A summary judgment motion to dismiss the third party action against Deloitte is pending. DVL is not opposing this motion.

        Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, IN RE KENBEE LIMITED PARTNERSHIPS LITIGATION, named
DVL in a case entitled FAYE CRAWFORD, ET AL. V. ROGER STERN, ET AL. ("CRAWFORD"), filed in the Court of Common Pleas in the State of South Carolina on September 23,
1993, in which plaintiffs alleged violations of RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and sought damages of $625,000 plus attorney fees, expenses and interest. The case was removed to Federal Court. Settlement has been reached and a Stipulation of Settlement has been executed by Plaintiffs. This case has been dismissed subject to fulfillment of settlement terms.

        DVL and certain former officers have been named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey,
Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleges violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. A settlement has been reached in this matter but is subject to satisfactory appraisals of certain assets.

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

        DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD") which was filed on March 21, 1994 in the Superior Court of the State of California, for the County of Riverside, Palm Springs Branch, Civil Case No. 74197 in which plaintiff seeks contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard Capital, Inc. in the Superior Court, State of California. This action is based on complaints by an investor with a $350,000 investment in an affiliated limited partnership alleging that the investor's broker sold to her unsuitable investments. DVL has answered this complaint and this case has been stayed.




        DVL is named as a defendant in a class action entitled PHILLIP AND
SHERYL
WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Capital Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. DVL believes this case has no merit and intends to defend vigorously. DVL has joined with other lenders in this case in filing a motion to dismiss.

        DVL was a counterclaim defendant in an action entitled KEARNY
ASSOCIATES,
ET AL. V. PLANNING BOARD OF KEARNY, ET AL., pending in the Superior Court of New Jersey, Law Division, Hudson County, Docket Nos. L-5436-92 and L-5978-92. In that case, an action was commenced in the name of Del-Val Financial Corp., as well as Kearny Associates and American Industrial Warehouses, Inc., seeking to overturn zoning approvals granted to an adjacent property owner. The answer filed by Pathmark's corporate entity and the property owner interposed a counterclaim for tortious interference with prospective economic advantage. DVL filed an answer to the counterclaim denying any liability and raising other defenses. The action was consolidated with a similar action commenced by an adjacent property owner and its tenant entitled LJP ASSOCIATES V. PLANNING BOARD OF KEARNY, ET AL.. These actions have been settled and all claims in both actions have been dismissed with prejudice.









































Item 3.  Defaults Upon Senior Securities
         -------------------------------

        At September 30, 1995, DVL had approximately $14.3 million of indebtedness in default for non-payment of scheduled interest and principal payments, as well as failure to comply with certain other loan covenants. DVL is currently negotiating to settle or restructure the payment terms with its remaining unsettled creditor.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        There was one report on Form 8-K filed during the three months ended September 30, 1995.

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

November 9, 1995

































