Form 10-K
period 1995-12-31
DVL INC /DE/
filed 1996-04-01
CIK 215639

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 1-8356
                    ------

                                    DVL, INC.
- - --------------------------------------------------------------------------------
- - -
           Exact name of Registrant as specified in its charter)

          Delaware                                     13-2892858
- - -------------------------------                 -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


24 River Road, Bogota, New Jersey                       07603
- - --------------------------------------------------------------------------------
- - -
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (201) 487-1300
                                                   --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
      Title of Each Class                     on Which Registered
      -------------------             -----------------------------------------
      Common Stock, $.01 par value    National Association of Securities Dealers

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 27, 1996 was $3,229,501.

The number of shares outstanding of Common Stock of the Registrant as of March 27, 1996 was 13,510,850.

Part III, Items 10, 11, 12 and 13 are incorporated by reference to the Proxy Statement for DVL, Inc's. 1995 Annual Meeting of Stockholders.
                                 PART I

ITEM 1.  BUSINESS

A.   BUSINESS

     DVL, Inc. ("DVL"), is a Delaware corporation established in 1978. DVL's common stock is traded on the National Association of Securities Dealers, Inc.'s over the counter bulletin board ("NASD") under the symbol "DVLN". DVL stock traded on the New
York Stock Exchange ("NYSE") through August 3, 1995 but was delisted due to DVL not meeting NYSE listing criteria. The principal address of DVL is 24 River Road, P.O.
Box 408, Bogota, New Jersey 07603; telephone number: (201) 487-1300. DVL is a commercial finance company which manages numerous properties and partnerships, from many of which DVL holds commercial mortgage loans.

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

     From 1992 through 1994, DVL pursued two new potential businesses. The first was the acquisition and development of Sunbelt retirement/resort properties for the purpose of reselling tracts or individual developed lots at a profit. The second entailed the acquisition of installment sales contracts in the automotive service business to selected dealers and auto mechanics.

     Through early 1994 DVL or its wholly owned subsidiary RH Interests, Inc. ("RH")
acquired a total of five development properties for resale. Although DVL was able to make a profit on the first two acquisitions, due to lack of additional cash resources, DVL was unable to develop and market its remaining three acquisitions and has transferred these properties to DVL's lenders in full satisfaction of DVL's obligations to such lenders.

     DVL incurred similar cash flow problems in connection with the development of the business of acquiring installment sales contracts in the automotive service business. After DVL was successful in establishing and operating the business through a wholly owned subsidiary, First Mechanics Finance Company ("FMF"), DVL was unable to fund the continued expansion of FMF and was forced to sell the company in December
1994. DVL had invested or loaned approximately $1,181,000 to FMF, net of $58,000 received through March 30, 1995 from the sale of FMF, (including $353,000 of allocated overhead) for start-up costs and to fund loan acquisitions. DVL was paid $12,000 in cash at closing from the sale and received a promissory note for $275,000 payable over
15 months, bearing interest at 8% per annum and a subordinated debenture in the amount of $550,000 due in three years and bearing interest based upon the sales volume of
FMF. The note, which had a balance of approximately $119,000 at December 31, 1995, has been extended to January, 1997. DVL has received $160,000 from the sale of FMF subsequent to March 30, 1995, which has been recorded as income. In December 1995,
DVL agreed to issue 250,000 shares of DVL common stock in January 1996 to the prior president of FMF in consideration of an assignment of loans to FMF of approximately
$112,000 and his release of all potential claims against DVL. The value of such stock
($31,000) has been offset against the income received from FMF. DVL has fully reserved such remaining obligations since their collectibility is uncertain at this time. If and when DVL collects on the remainder of its note and subordinated debenture it will recognize income as received.





                                           2

     Because of DVL's lack of cash resources, DVL has eliminated its new business operations and all related overhead expenses. DVL is focused on managing, administering and servicing existing real estate properties and affiliated partnerships. In many instances, such properties are collateral for DVL's mortgage loan portfolio. DVL is the general partner of approximately 100 affiliated limited partnerships from which it receives management and other fees. In addition, through
Professional Service Corporation ("PSC"), a wholly owned subsidiary, DVL is engaged in the management of certain properties located in New Jersey pursuant to its master lease interests. DVL is managing these partnerships and properties as a result of various limited partner litigation settlements.

     DVL has implemented significant measures to reduce its current operating expenses and is currently pursuing additional overhead reductions. However, to enable DVL to continue to meet its short term operating needs, DVL must augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or equity borrowings. In this regard, DVL has retained an investment banker to assist
DVL in obtaining such refinancings or borrowings as well as to develop a long term business strategy. See "Recent Developments".

B.   RECENT DEVELOPMENTS

     During 1995, substantial progress continued to be made in settling various litigation and completing settlements with creditors. However, certain cases are still being litigated or are pending final disposition. See "Legal and Administrative
Proceedings".

     In December 1995, DVL completed its obligations under a 1993 settlement of its class action litigation.  The settlement, which was approved by the court in
1993,
provided that DVL would issue the plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event that aggregate market value was less than $1,340,000); (2) $9 million face value of
notes due in ten years, with interest at 10% payable in kind for five years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes (valued in 1993 at $3,690,000 by an independent investment banker) and (3) $1.4 million plus interest at 3% from August
16, 1993 and expenses, payable in cash or common stock. In December 1995, DVL issued the 900,000 shares of common stock and as a result of the deficiency in its market
value, issued additional notes with the same terms, in the face amount of $1,386,351
(valued at $330,000 by DVL). In payment of the $1.4 million plus interest and expenses, DVL issued 4,017,582 shares of common stock in December 1995.

     In the aggregate, DVL issued notes with a face value of $10,386,851. Commencing
January 1994, interest on the initial $9 million of notes was imputed based upon DVL's carrying costs of such notes resulting in an effective interest rate of approximately
19%. Beginning October 1, 1995, interest on all of the notes is being imputed based upon an effective interest rate of approximately 16.325%. The settlement resulted in a loss of $6.4 million which was fully provided for in 1992 (Note 11).

    A settlement with limited partner investor plaintiffs in IN RE KENBEE
LIMITED
PARTNERSHIPS LITIGATION was approved by the court in November 1992 pursuant to which a substantial portion of DVL's mortgages were restructured and operational control of the partnerships was transferred to DVL with substantial decisions subject to review by an oversight committee of independent limited partner representatives and in most instances, limited partner approval (the "Limited Partner Settlement").

     In prior years, DVL completed settlements with all but two of its major creditors. During the first quarter of 1995, DVL reached an agreement with one of its two remaining unsettled creditors and such settlement closed in the second quarter of 1995. Pursuant to the settlement DVL will make cash payments over time at a negotiated discount and there was an exchange of certain collateral. As a result of this settlement, DVL recognized a gain of $1,809,000 in the first quarter of 1995.

     In December 1995, DVL reached a settlement with its final unsettled creditor and recognized gain on the settlement of indebtedness of approximately $6.1 million. Such indebtedness had been undercollateralized and the settlement with the creditor eliminated such undercollateralization. The restructured



                                       3
indebtedness required a $400,000 payment at closing and requires five quarterly payments totaling $600,000 commencing June 30, 1996. If all such remaining payments are made, DVL will recognize additional gains of approximately $7.4 million.

     In March 1996, pursuant to a previously arranged discount agreement, DVL paid one of its creditors $690,000 in full satisfaction of a loan which had the effect of releasing back to DVL certain limited partner investor notes and units and a collateral assignment of all of its interest in PSC's master lease position. In connection with this transaction, DVL recognized an extraordinary gain on the settlement of indebtedness of $442,000 in the first quarter of 1996. See "Business Activities - Partnership and Property Management".

     In many of DVL's previously completed settlements, DVL has restructured loans with mandatory repayment requirements. Although DVL has received extensions on its mandatory repayment requirements where necessary, if DVL does not meet such mandatory repayment requirements or receive additional extensions on previously restructured debt, it will be in default of these loans and is at risk of losing all of DVL's equity in the related collateral. In addition, DVL has negotiated certain discounts from existing creditors, if DVL is able to fully pay its obligations to such creditors prior to specified dates.

     On March 28, 1996, DVL and NPM Capital LLC ("NPM") entered into a Loan Agreement (the "Loan Agreement") pursuant to which NPM agreed to lend DVL funds which will be used to satisfy the remaining balance at closing of four existing loans to various creditors and to make principal installment payments on DVL's obligation to another creditor (the "Loan"). These five loans had an aggregate balance at December 31, 1995 of $15,266,000. Three of these loans, which mature by June 30, 1996 had aggregate outstanding balances at December 31, 1995 of $3,484,000. DVL will prepay two of the five loans in order to avail itself of its negotiated discounts of approximately $3,716,000. The Loan will be payable over six years with interest at the rate of 10.25% per year. Based upon the current balances due to such creditors, the expected discounts (approximately $3,716,000) to be received and the outcome of certain refinancings in progress, DVL expects the amount of the Loan to be approximately $5 million to $6.5 million. In consideration for NPM's loan, which will enable DVL to avail itself of all such discounts, and for providing DVL with the extended payment schedule, the principal amount of the Loan will be increased by $3,150,000. The principal amount of the Loan will be further increased by NPM's costs incurred in connection with this transaction in excess of $175,000.

     In connection with the transactions contemplated by the Loan Agreement, DVL and NPO Management LLC ("NPO"), an affiliate of NPM, have entered into an Asset Servicing Agreement, subject to shareholder ratification, pursuant to which NPO will provide DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL will pay NPO $600,000 per year (with cost of living increases beginning in 1998) over the seven (7) year term of the agreement, subject to early termination under certain circumstances. DVL anticipates that by outsourcing such services it will be able to reduce its existing overhead, thereby offsetting the costs of such services.

   In connection with the Loan, affiliates of NPM have agreed, upon consummation of the Loan, to acquire 1,000,000 shares (the "Shares") of DVL common stock for $200,000 representing approximately 7% of the current outstanding common stock of DVL. In addition, DVL has agreed, upon consummation of the Loan, to issue to affiliates of NPM an amount of warrants (the "Warrants") which when added to the 1,000,000 shares to be acquired will equal 49% of the outstanding shares of DVL common stock plus the Warrants to be issued. The Warrants will be exercisable at a price of $.16 per share.

   Consummation of the transactions contemplated by the Loan Agreement, including the Loan and the issuance of the Shares and the Warrants are subject to certain conditions, including shareholder approval. If approved, DVL anticipates closing these transactions during the third quarter of fiscal 1996.






                                       4
     DVL continues to experience liquidity problems. If DVL is unable to achieve a short term solution to its liquidity problems, and, continue to meet its mandatory repayment requirements or obtains further extensions, then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code.

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory repayment requirements to its creditors;
(2) the settlement of its remaining litigation; (3) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (4) the return to profitable operations.

C.   BUSINESS ACTIVITIES.

     1.  MORTGAGE LOANS AND LOANS SECURED BY LIMITED PARTNER
         INTERESTS

     At December 31, 1995, DVL had investments in long-term mortgage loans to affiliated partnerships and an unaffiliated entity (see "Commercial Loans - Other") totaling $41,371,000 which are principally pledged to secure indebtedness of the Company. Certain of the mortgage loans due from affiliated partnerships, aggregating $25,375,000 at December 31, 1995, were transferred from Kenbee and R&M Mortgage Company ("R&M") to DVL in replacement of DVL's loans to Kenbee and R&M collateralized by such partnership mortgages as part of the Limited
Partner Settlement. This transfer significantly reduced the non-performing portion of DVL's loan portfolio, as one of the primary goals of the restructuring was to assure that the partnerships' restructured mortgages would be serviced on a current basis from the annual base rents paid by the tenant. However, this reclassification will not result in significant income or cash flow on the majority of such mortgages, as the mortgage debt service is currently used to pay liens senior to DVL's before cash flow from such mortgages is available to DVL. The balance of DVL's long-term mortgage loans to affiliated partnerships were previously funded by DVL and bear interest at effective rates of up to 15% per annum. At December 31, 1995, $5,640,000 of DVL's mortgage loans were non-performing. DVL has established a loan loss reserve of approximately $9,929,000 in connection with its mortgage loan portfolio.

      The affiliated partnerships' properties provide the ultimate security for DVL's loans and are leased, typically on a long-term basis, to unaffiliated national tenants chosen for their financial stability and growth record. For virtually all properties, the leases are current and the mortgages are being paid on a timely basis.

     In addition DVL holds loans due from individual limited partners secured by limited partnership interests, including those obtained from Kenbee as part of the Limited Partner Settlement, aggregating $3,921,000 of which all were non-performing at December 31, 1995. Consequently, DVL has established a loan loss reserve of approximately $2,296,000 in connection with these loans.

     Del-Val Capital Corp. ("DVCC") was organized in May 1989 as a wholly-owned subsidiary of DVL to acquire, make and service loans due from unaffiliated borrowers secured primarily by portfolios of consumer receivables arising from sales of interests in vacation ownership (timeshare) condominiums, improved homesites and membership campgrounds. DVL continued to liquidate DVCC's loan portfolio during 1994 and in May 1994, DVCC sold one loan at its carrying value and pledged another loan as collateral for a DVL loan. DVCC's remaining assets, net of an additional reserve of $175,000 taken in 1994, were absorbed by DVL, which treated these transactions as the final disposal of DVCC.

     2.  INVESTMENTS IN AFFILIATED PARTNERSHIPS.

     DVL acquired interests in affiliated partnerships pursuant to the terms of various settlement agreements. These interests were originally valued at an average of approximately 33% of the original investment, which reflected management's estimate of the investment's net realizable value. At December


                                       5
31, 1995, DVL had varying investments in numerous partnerships with a net carrying value of $3,310,000. Based on potential liquidations of such units to assist in meeting DVL's continuing operating needs, DVL has estimated a loan loss reserve of approximately $583,000 in connection with these investments and after receipt of distributions on these investments, the net realizable value is approximately 24% of the original investment.

     3.  PARTNERSHIP AND PROPERTY MANAGEMENT.

     As part of the Limited Partner Settlement, DVL became general partner of approximately 100 affiliated partnerships for which DVL receives management and other fees.

     As part of a settlement agreement with one of DVL's creditors, PSC acquired master lease positions for two industrial properties located in New Jersey.

D.   LINE OF BUSINESS

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

F.   LOAN PORTFOLIO

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

     Virtually all of DVL's mortgage loans receivable arose out of transactions arranged by Kenbee in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each of DVL's mortgage loans is collateralized by a lien, primarily subordinate to senior liens in favor of an unaffiliated party, on real estate owned by the affiliated partnership. DVL's loan portfolio is comprised of long-term wrap around and other mortgage loans due from affiliated partnerships; interim second mortgage loans due from affiliated partnerships; a loan due from an unaffiliated party; and loans due from limited partners collateralized by their interests in affiliated partnerships.

     The following table sets forth the number of loans outstanding, aggregate loan balances, including accrued interest, and the allowances for loan losses, of the above investments at December 31, 1995. See Tables 1 through 4 of Appendix "A" to this Form 10-K for detailed information as to each such loan. Following the table is a brief description of each type of loan.









                                                                    Number
Aggregate     Allowance
                                                                      of
 Loan        for Loan
                       Type of Loan                                  Loans
Amount         Losses
                       ------------                                 ------
- - --------      ---------

(dollars in thousands)
     Long-term mortgages due from affiliated
      partnerships previously funded by DVL,
$27,611
      net of underlying liens totaling $10,862,000
14,411
        Less unearned interest (1)
- - -------

     Net long-term mortgages due from affiliated
      partnerships previously funded by DVL                           25
13,200        $ 2,578
     Long-term mortgages due from affiliated partnerships
      acquired pursuant to the Limited Partner Settlement,
      net of underlying liens totaling $33,438,000                    37
25,375          6,575
     Interim second mortgages due from
      affiliated partnerships                                          3
 1,515            776
     Mortgage loan due from an unaffiliated entity                     1
 1,281              -
                                                                     ---
- - -------        -------
           Total loans collateralized by mortgages                    66
41,371          9,929
                                                                     ---
- - -------        -------
     Loans collateralized by limited partnership
      interests                                                      178
 3,921          2,296
                                                                     ---
- - -------        -------

           Total loans                                               244
$45,292        $12,225
                                                                     ===
=======        =======

[FN]
- - ------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.
[/FN]

     DVL's loans to affiliated partnerships are secured by mortgages on properties leased to various tenants. For a list of these tenants see Tables
1 through 3. The number of properties leased by any one company from affiliated partnerships in which DVL holds a mortgage loan ranges from one to four except for Wal-Mart, which is the tenant of 41 properties. In January 1995, the Grand Union Company, tenant of four properties, filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. All of the leases were deemed to be affirmed in accordance with the terms of the Grand Union Company's plan of reorganization, which was confirmed by the United States Bankruptcy Court on May 31, 1995.

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

G.   COLLATERALIZED LOANS

     1.  LONG-TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS.

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


     All but one of DVL's long term mortgages due from affiliated partnerships is self-amortizing, while one loan requires a balloon payment at maturity in the year 2020 of 672,000. Such loan is being serviced by partnership receipts.

     DVL's wrap around mortgages are all collateralized by second or third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL is obligated to make principal and interest payments on the underlying first mortgage loan to the extent proceeds are received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan. Currently, the partnerships or the tenants are making the underlying mortgage payments directly to their respective lenders and DVL is crediting such payments to its wrap around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap around mortgage payment, the partnership is obligated to pay DVL the difference.

     2.  INTERIM SECOND MORTGAGES DUE FROM PARTNERSHIPS.

     An interim second mortgage loan to an affiliated partnership generally was equal to the difference between the partnership's purchase price for its property and the amount of a first mortgage provided by an unaffiliated lender. Although the remaining loans bear interest at variable rates up to prime plus 4-1/4% per annum, DVL does not anticipate realizing any income from these loans. Two of such loans are to partnerships which were not part of the Limited Partner Settlement and continue to be non-performing at December 31, 1995.

     3.  COMMERCIAL LOAN - OTHER

     DVL's mortgage loan from an unaffiliated entity resulted from the satisfaction of its mortgage loan due from an affiliated partnership. In 1994, DVL received a $1,450,000 mortgage note from the Grand Union Company in partial satisfaction of one of its partnership mortgage loans. The note bears interest at 9% per annum and requires monthly payments of $18,000, with a balloon payment of $1,161,000 due in December 1996. The Grand Union Company is current on this note and DVL expects that this loan is fully collectible as the store was purchased by The Grand Union Company with the intention of it being expanded. (See "Loan Portfolio")

     4.  LOANS COLLATERALIZED BY LIMITED PARTNERSHIP INTERESTS.

     DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received additional limited partner loans from Kenbee in replacement of loans due from Kenbee collateralized by such limited partner loans. All of such loans due from limited partners ("Partners Notes") matured at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at variable rates of up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, with interest accruing at variable rates subject to minimum and maximum levels, payable upon the maturity of the loan.

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




     In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, which was used to satisfy existing indebtedness. In 1996, DVL refinanced 16 mortgages and has commitments to refinance three additional mortgages which have or will generate approximately $6 million which has been or is expected to be used to satisfy existing indebtedness. The amounts obtained or to be obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished.

     I.  REAL ESTATE

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

     Two of the Kearny properties include 8.2 acres of land underlying approximately 134,800 square feet of manufacturing, warehousing and commercial buildings leased to (a) Toch Associates (2.6 acres) for an annual rent of $7,000 until 2074; and (b) Kearny Associates (5.6 acres) for an annual rent of $30,000 until 2079. Currently, Kearny Associates is in default on the land lease held by DVL. DVL currently maintains a reserved of $208,000 on this land.

     DVL has settled with the first mortgage holder and the limited partners on the two Bogota properties and the third Kearny property. As part of this settlement DVL's economic interests in these properties were assigned to the related partnerships by DVL.

     J.  EMPLOYEES

     On March 27, 1996, DVL had eighteen (18) employees.

     K.  FOREIGN ACTIVITY

     DVL or its subsidiaries have not engaged in any business activity outside of the United States.

ITEM 2.  PROPERTIES

     A description of the properties owned by DVL, appearing under the caption "Real Estate" in Item lI hereof, is incorporated herein by reference.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     Substantial progress has been made in resolving various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. The following is a summary of the status of all material outstanding cases, as well as cases settled in 1995 and 1996.

     In 1995, DVL complied with all of its obligations under the court approved settlement in the consolidated shareholder class action entitled IN RE: DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION, MASTER FILE NO. MDL 872 ("IN RE DEL-VAL") by issuing 4,917,582 shares of stock and $10,386,851 face value notes in
December 1995 to settling shareholder class members and their legal counsel. The $10,386,851 face value notes are due in ten years, bear interest at 10% per annum, are payable in kind for five years, are callable after the third year and are payable in cash or common stock at DVL's option. (See "Recent Developments")

     A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care


                                       9
and candor. The defendants recently prevailed on a motion for summary judgment in this case and Plaintiffs have filed a motion for reconsideration with the court. Plaintiffs in IN RE DEL-VAL have permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants in IN RE DEL-VAL.

     Also in 1995, DVL complied with the terms of the court approved settlement agreement dated September 12, 1994 in two consolidated shareholder derivative actions entitled DEL-VAL FINANCIAL CORP. DERIVATIVELY BY HILDA WEIGART V. ROGER
D. STERN, ET AL. ("WEIGART"), and DEL-VAL FINANCIAL CORP. DERIVATIVELY BY MIRIAM FEINBERG V. ROGER D. STERN, ET AL. ("FEINBERG'), filed in the Superior Court of New Jersey - Division - Bergen County on October 31, 1990 and December 3, 1990, respectively. In this settlement, DVL agreed to reimburse up to $150,000 of costs incurred by Plaintiff's counsel and Plaintiff's have the right to pursue DVL's claim against Federal Insurance Company ("Federal") discussed below. All third party actions in connection with WEIGART and FEINBERG have been dismissed.

       DVL and certain former officers were named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleged violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. A settlement in this matter was completed in March 1996.

     Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision.

     DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD") which was filed on March 21, 1994 in the Superior Court of the State of California, for the County of Riverside, Palm Springs Branch, Civil Case No. 74197 in which plaintiff sought contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard Capital, Inc. in the Superior Court, State of California. This action is based on complaints by an investor with a $350,000 investment in an affiliated limited partnership alleging that the investor's broker sold to her unsuitable investments. DVL has defended the case and Plaintiff has voluntarily dismissed the action without prejudice. On March 22, 1996, the petitioner in the underlying matter against VANGUARD filed in the Superior Court of Los Angeles as case no. B5036316, a motion to vacate the NASD Arbitration award made in July 1995 in VANGUARD and has named DVL as a respondent in that Petition.

     DVL is named as a defendant in a class action entitled PHILLIP AND CHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Capital Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. DVL believes this case has no merit and continues to defend vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                               PART II

ITEM 5.  MARKET FOR DVL'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     DVL has been listed for trading on the NASD, since August 1995 under the symbol DVLN. Prior to that, DVL was traded on the NYSE. As of March 27, 1995, DVL stock was trading at $.25. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock as reported by the NASD and the NYSE:

1995                                     High         Low
- - ----                                     ----         ---
First Quarter . . . . . . . . . . . .   $  1/2       $ 1/4
Second Quarter  . . . . . . . . . . .      1/8         1/4
Third Quarter . . . . . . . . . . . .     13/16        1/16
Fourth Quarter  . . . . . . . . . . .      5/16        1/32
1994                                     High         Low
- - ----                                     ----         ---
First Quarter . . . . . . . . . . . .   $1 3/8       $ 7/8
Second Quarter  . . . . . . . . . . .    1 1/8         7/8
Third Quarter . . . . . . . . . . . .      7/8         1/2
Fourth Quarter  . . . . . . . . . . .      1/2         3/8

[FN]
     At March 27, 1996, there were 4,838 holders of record of Common Stock of DVL. DVL made monthly dividends to shareholders continuously from May 1973 to October 1990. No dividends have been paid since October 1990. At this time, due to DVL's continued liquidity problems, DVL does not anticipate paying any dividends in the foreseeable future.
[/FN]

































ITEM 6.  SELECTED FINANCIAL DATA

     The following summary sets forth DVL's consolidated financial data at December 31, 1991, 1992, 1993,
1994 and 1995. The data set forth below should be read in conjunction with other financial information of
DVL, including its consolidated financial statements and accountant's report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Consolidated Income Statement Data
                                                                    (In
thousands except for per share data)

Year Ended December 31

                                                       1991           1992
     1993           1994           1995
                                                       ----           ----
     ----           ----           ----
Revenues
  Affiliates                                         $  4,329       $  4,002
   $  2,652      $  3,450        $  2,868
  Other                                                   583            350
        414           334             369
                                                     --------       --------
   --------      --------        --------
          Total                                      $  4,912       $  4,352
   $  3,066      $  3,784        $  3,237
                                                     ========       ========
   ========      ========        ========
Loss from continuing operations (A)                  $(13,487)      $(22,635)
   $ (6,163)     $(12,887)       $ (5,780)
Loss from discontinued operations                        (332)          (403)
       (367)         (223)              -
                                                     --------       --------
   --------      --------        --------
Loss before extraordinary gain                        (13,819)       (23,038)
     (6,530)      (13,110)         (5,780)
Extraordinary gain on the settlement of                     -         16,482
      7,991         1,935           7,900
 indebtedness                                        --------       --------
   --------      --------        --------
          Net Income (loss)                          $(13,819)      $ (6,556)
   $  1,461      $(11,175)       $  2,120
                                                     ========       ========
   ========      ========        ========
Earnings (loss) per share (B)
  Primary
  Loss from continuing operations                    $  (1.95)      $  (3.27)
   $   (.83)     $  (1.54)       $   (.58)
  Loss from discontinued operations                      (.05)          (.06)
       (.05)         (.03)              -
                                                     --------       --------
   --------      --------        --------

  Income (loss) before extraordinary gain               (2.00)         (3.33)
       (.88)        (1.57)           (.58)
  Extraordinary gain on the settlement of                   -           2.38
       1.08           .23             .79
   indebtedness                                      --------       --------
   --------      --------        --------
   Net Income (loss)                                 $  (2.00)      $   (.95)
   $    .20      $  (1.34)       $    .21
                                                     ========       ========
   ========      ========        ========
  Fully Diluted
  Loss from continuing operations                    $  (1.95)      $  (3.27)
   $   (.38)     $  (1.54)       $   (.58)
  Loss from discontinued operations                      (.05)          (.06)
       (.02)         (.03)              -
                                                     --------       --------
   --------      --------        --------



                                                                       12
  Loss before extraordinary gain                        (2.00)         (3.33)
       (.40)        (1.57)           (.58)
  Extraordinary gain on the settlement of                   -           2.38
        .50           .23             .79
   indebtedness                                      --------       --------
  ---------       -------        --------

  Net Income (loss)                                  $  (2.00)      $   (.95)
  $     .10       $ (1.34)       $    .21
                                                     ========       ========
  =========       =======        ========













Consolidated Balance Sheet Data

 (In thousands)

As At December 31,


                                                       1991           1992
     1993           1994           1995
                                                       ----           ----
     ----           ----           ----
Total assets                                         $132,171       $ 97,938
   $72,048        $54,085        $41,499
                                                     ========       ========
   =======        =======        =======

Long-term debt (C)                                   $ 43,450       $ 48,094
   $37,270        $32,018        $32,290
                                                     ========       ========
   =======        =======        =======

Short-term debt (C)                                  $ 41,269       $ 23,486
   $12,564        $ 9,657        $ 1,060
                                                     ========       ========
   =======        =======        =======
Shareholders' equity (capital
 deficiency)                                         $  9,447        $ 2,931
   $ 5,660        $(5,131)       $(1,330)
                                                     ========       ========
   =======        =======        =======

[FN]

















                                                                 14
                           NOTES TO SELECTED FINANCIAL DATA

     (A) In 1976, DVL sold real estate located in Kearny, New Jersey (exclusive of land) to Toch, an affiliated partnership in which Kenbee remains as the nominal general partner pursuant to an agreement with the limited partners of the partnership. The gain on this sale of $565,000 is being accounted for under the installment method. DVL recognized $7,000, $8,000, $6,000, $0 and $0 respectively, of the gain on this sale during the five years ended December 31, 1995. See note 9 of notes to the Consolidated Financial Statements of DVL.

          In 1977, DVL sold real estate located in Rockingham, North Carolina and Phoenix, Arizona to Kenbee and its subsidiary. In 1992 this gain on sale was fully recognized.

          In 1978, DVL sold real estate located in Bogota, New Jersey (exclusive of land and machinery) to Kenbee and its subsidiary. The gain on the sale of $1,130,000 is being accounted for under the installment method. DVL recognized a gain of $8,000, $8,000, $9,000 and $9,000 respectively for the four years ended December 31, 1994. Due to the cancellation of such indebtedness in 1995 in connection with a creditor settlement, the remaining balance of $1,075,000 was recognized in 1995.
          See note 9 of notes to the Consolidated Financial Statements of DVL.

     (B) See note 1i of notes to the Consolidated Financial Statements of DVL.

     (C)  See note 8 to the notes to the Consolidated Financial
          Statements of DVL.

[/FN]




































                                       15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with the proceeds from the sale or refinancing of assets and equity borrowings. See "Recent Developments" and "Refinancing Rights". There is a risk that DVL may not be able to raise the necessary funds with which to continue operations. If DVL is unable to raise the necessary funds to continue operating, it may be forced to file for protection from creditors in accordance with Chapter 11 of the United States Bankruptcy Code.

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory repayment requirements to its creditors;
(2) the settlement of its remaining litigation; (3) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (4) the return to profitable operations. If DVL is unsuccessful in achieving a short term solution to its liquidity problems, and continue to meet its mandatory repayment requirements or obtain further extensions and return to profitable operations, then it may not be able to continue as a going concern.

RESULTS OF OPERATIONS

     DVL realized net income of $2,120,000 in 1995, as compared to a net loss of $11,175,000 in 1994, a change of $13,295,000. The income in 1995 was primarily a result of extraordinary gains realized upon creditor settlements offset by additional loss provisions for potential asset liquidations to improve its cash position in order to meet operating expenses and make mandatory repayment requirements. The net loss in 1994 was primarily a result of substantial additional loss provisions for potential forced asset liquidations and the loss incurred on the investment in FMF. The effects of these items and the other factors contributing to DVL's operating results are as follows:

     Interest income on mortgage loans due from affiliates decreased by $934,000 in 1995 and by $221,000 in 1994. The decrease in 1995 primarily resulted from the reduction in the amount of such loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties, the transfer of certain loans pursuant to creditor settlements effective in late 1994 and an increase in the non-performing portion of DVL's mortgage portfolio. The decrease in 1994 was primarily a result of the reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans pursuant to creditor settlements in 1993 and from the satisfaction of certain loans upon the sale of partnership properties.

     Management fees from partnerships decreased by $30,000 in 1995 and increased by $396,000 in 1994. The decrease in 1995 is a result of the liquidation of certain partnerships during 1995 partially offset by an increase in the management fee on the remaining partnerships. The increase in 1994 is a result of DVL assuming management of its affiliated partnerships for all of 1994 after the termination of its management agreement with RH effective January 1, 1994.

     Transaction and other fees from partnerships aggregating $881,000 in 1995 and $542,000 in 1994 represent the fees received upon the sale or refinancing of certain partnership properties. The increase in 1995 was the result of an increase in the number of properties sold.


                                       16

     Rent income from affiliated partnerships increased by $5,000 in 1995 and decreased by $59,000 in 1994. The increase in 1995 is attributable to DVL receiving past due rent on one of its land leases offset by a decrease resulting from the other land lease being in default for a portion of 1995. The 1994 decrease is a result of DVL's transfer of its economic interest in three of its properties to affiliated partnerships in connection with the settlement of litigation and the restructuring of one of DVL's debts in 1993 in addition to one of the remaining land leases being in default.

    Other income from affiliates represents the receipt of distributions and proceeds upon liquidation on fully reserved limited partnership investments.

     Interest income on loans to limited partners decreased by $107,000 in 1995 and decreased by $85,000 in 1994 primarily a result of a decrease in the average outstanding balance of the performing portion of this portfolio. At December 31, 1995, all of these such loans were non-performing and therefore DVL does not anticipate any yield on these loans in the future.

     Other income in 1995 represents collections on the note obtained by DVL from the sale of FMF from March 31, 1995 through March 31, 1996 offset by the value associated with the shares of DVL stock to be issued to the prior president of FMF in 1996. These shares were valued at $31,000.

     General and administrative expenses increased by $107,000 in 1995 and decreased by $659,000 in 1994. The increase in 1995 was primarily a result of a $30,000 accrual required for the value of performance units granted to and exercised by certain officers in 1995, as compared to the reduction of $385,000 of such expense in 1994 and $353,000 of overhead allocated to FMF in 1994 as compared to no overhead allocated in 1995. These items were principally offset by a $662,000 decrease in payroll and operating costs incurred in 1995 due to the elimination of DVL's new business ventures and additional reductions in personnel made in late 1994 and early 1995. General and administrative expenses in 1995 included $114,000 of non-cash compensation paid with DVL common stock to various officers and directors.

     The provision for losses aggregated $2,222,000 in 1995, $7,814,000 in 1994 and $995,000 in 1993. The provision in 1995 and 1994 was primarily a result of potential losses to be incurred upon the liquidation of assets to meet mandatory repayment obligations on certain indebtedness beginning in 1994 and to fund DVL's operating cash flow deficiency. Furthermore, DVL provided for losses based upon updated information on certain properties.

     Legal and professional fees increased by $189,000 in 1995 and decreased by $36,000 in 1994. These fees continued to be significant during 1995 primarily as a result of significant activity on remaining litigation, legal work required in connection with the culmination of the shareholder class action litigation and $80,000 of non-cash consideration paid to an investment advisor retained to assist DVL in raising debt or equity financings. Such fees are expected to decrease in the future since DVL has now settled the majority of its litigation.

     Interest expense to affiliates and others decreased by $248,000 in 1995 and by $256,000 in 1994 primarily as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness, which was principally offset by $879,000 and $744,000, respectively, of imputed interest on the notes issued in connection with the Shareholder Settlement and by an increase in the prime rate. The decrease in indebtedness is primarily the result of DVL reaching an agreement with its final unsettled creditors in 1995 and 1994, as well as significant payments to creditors resulting from the principal payments made from collections on the collateral pledged to secure indebtedness. Such collections were principally obtained from the satisfaction of certain loans upon the sale of partnership properties. Management anticipates that such interest expense on its existing indebtedness will decline in the future as a result of the completed settlements and restructuring agreements with DVL's creditors. However, this decline may be more than offset by the interest, including imputed interest, on the $10.3 million of notes issued in connection with the Shareholder Settlement.



                                      17

     Settlements and other litigation losses aggregating $35,000 in 1995, $973,000 in 1994 and $582,000 in 1993 represent both actual losses and management's estimate of potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and for certain other litigation matters.

     The net loss of $1,181,000 on the investment in FMF in 1994 represents DVL's investment to fund FMF's initial operations, before any potential recoupment from additional cash received from the sale of FMF. The loss included $353,000 of overhead allocated to FMF by DVL.

     DVL's discontinued operations resulted in a net loss of $223,000 in 1994. The loss in 1994 resulted primarily from a provision for losses on one of DVL's real estate projects, and additional losses anticipated on the sale of the remaining real estate or DVCC loans.

     DVL has reached settlements with the majority of its shareholders, virtually all of the limited partners and all of its creditors. As a result, management anticipates, (a) a steady flow of income in partnership management and other fees, (b) a decrease in interest income on mortgage loans transferred to satisfy indebtedness or liquidated for repayment of indebtedness or cash flow purposes, (c) a decrease in interest expense as indebtedness is satisfied by transferring assets to certain creditors and as a result of restructured indebtedness with reduced interests rates, (d) an increase in interest expense on the notes issued in connection with the Shareholder Settlement, (e) potential gains on the settlement of DVL's indebtedness as DVL meets discounted payment requirements, and (f) a reduction in the costs incurred to defend against litigation.

LIQUIDITY AND CAPITAL RESOURCES

     DVL continues to experience liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with the proceeds from the sale or refinancing of assets and equity financings. See "Recent Developments". There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

     DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income and will allow DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $65,000,000 which it may use as a "C" Corporation to offset future taxable income, if any, and subject to certain limitations, from federal income taxes.

     DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, which was used to satisfy existing indebtedness.
In 1996, DVL refinanced 16 mortgages and has commitments to refinance three additional mortgages which have or will generate approximately $6 million which has been or is expected to be used to satisfy existing indebtedness. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished.

     During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and closed in the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of $1.81 million in the first quarter of 1995.

                                       18
     In December 1995, DVL reached a settlement with its final unsettled creditor and recognized a gain on the settlement of indebtedness of $6.1 million. Such indebtedness had been undercollateralized and the settlement eliminated such undercollateralization. The restructured indebtedness required a $400,000 payment at closing and requires five quarterly payments totaling $600,000 commencing June 30, 1996. If such remaining payments are made, DVL will recognize additional gains of approximately $7.4 million.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES

     DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Although management has restructured certain of its indebtedness to fixed rates, DVL's indebtedness continues to be primarily at variable rates. Therefore, currently, decreases in interest rates are generally expected to have a positive effect on DVL's earnings while increases in interest rates are generally expected to have a negative effect on DVL's earnings. The proposed transaction with NPO will convert virtually all of DVL's variable rate debt to a fixed rate. See "Recent Developments". Other than as manifested in interest rates, inflation has not had a significant effect on DVL's net income for the past five years.

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

     At December 31, 1995, DVL had net operating loss carryforwards for income tax purposes of approximately $65,000,000 available to offset future taxable income, if any, expiring through 2010.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Richard A. Eisner & Company, LLP, are set forth on pages F-1 through F-9, which follow. The financial statements are listed in Item 14(a)(1) hereof.

     The remainder of the financial information required by this report is set forth on pages F-10 through F-29 hereof. Such information is listed in Item 14(a) hereof.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure between DVL and its independent auditors within the twenty-four months prior to the date of DVL's most recent financial statements.















                                       19
                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF DVL

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1995 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1995 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1995 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1995 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.






























                                       20
                               PART IV


ITEM L.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                 Item 8
                                                              Page No.
                                                              --------

          Report of Independent Auditors                        F- 1

          Consolidated Balance Sheets -
          December 31, 1995 and 1994                            F- 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 1995                               F- 4

          Consolidated Statements of Shareholders'
          Equity (Capital Deficiency) for each of the
          years in the three year period ended
          December 31, 1995                                     F- 6

          Consolidated Statements of Cash Flows
          for each of the years in the three year period
          ended December 31, 1995                               F- 7

          Notes to Consolidated Financial Statements            F-10

     (2) The Financial Statement Schedules required by Item 8 of this report are listed below:

          None

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     (3)  INDEX OF EXHIBITS

     The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):




















                                       21
     3.   ARTICLES OF INCORPORATION AND BY-LAWS.

     (a) Copy of DVL's Certificate of Incorporation. (Incorporated by reference to Exhibit 6(d) to DVL's Form S-L. Registration Statement No. 2-58847 dated April 28, l977.)

     (b) Copy of DVL's Certificate of Amendment to Certificate of Incorporation. (Incorporated by reference to Exhibit 6(e) to Amendment No. 1 to DVL's Form S-L. Registration Statement No. 2-58847 dated August 25, l977.)

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

          Not applicable

    10.   MATERIAL CONTRACTS.

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



                                       22
    10.4 Copy of DVL Performance Unit Plan. (Incorporated by reference to Exhibit 10 (a) (14) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

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

                                       23

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

    10.27 Copy of forms of DVL's Convertible Subordinated 10% Promissory Note, Purchase Agreement and Warrant to Purchase Common Stock of DVL.

    10.28 Copy of Stipulation of Partial Settlement and Order in IN RE DEL-VAL FINANCIAL CORPORATION SECURITIES LITIGATION Master File #MDL872.

    10.29 Copy of Employment Agreement between DVL and Robert W.
          LoSchiavo dated January 1, 1994.

    10.30 Copy of Employment Agreement between DVL and Robert W.
          LoSchiavo dated January 1, 1995.

   *10.31 Copy of Employment Agreement between DVL and Robert W.
          LoSchiavo dated January 1, 1996. Filed in paper form pursuant to Rule 202 of Regulation S-T.

   *10.32 Copy of Conditional Compromise Agreement between DVL and the Federal Deposit Insurance Corporation as Receiver for American Savings Bank dated March 26, 1996. Filed in paper form pursuant to Rule 202 of Regulation S-T.

   *10.33 Amended and Restated Loan Agreement between DVL and NPM
          Capital LLC, dated March 27, 1996. Filed in paper form pursuant to Rule 202 of Regulation S-T.

   *10.34 Asset Servicing Agreement between DVL, PSC, Kenbee Realty and NPO Management LLC dated March 27, 1996.

   *10.35 Copy of Third Voting Trust Extension between R&M Holding
          Company and Alan Casnoff dated March 7, 1996.


                                       24

    11.   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

    12.   STATEMENTS RE COMPUTATION OF RATIOS.

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

          None

    15.   SUBSIDIARIES OF DVL.

          (Incorporated by reference to Exhibit 15 to DVL Form 10-K for the fiscal year ended December 31, 1989.) Three additional subsidiaries, DV/MHC, PSC and RH were formed prior to the date of this Form 10-K and all are wholly owned by DVL.

    16.   Published report regarding matters submitted to vote OF
          SECURITY HOLDERS.

          Not applicable.

    17.   CONSENTS OF EXPERTS AND COUNSEL.

          Not applicable.

    18.   POWER OF ATTORNEY.

          Not applicable.

    19.   ADDITIONAL EXHIBITS.

          There are no additional exhibits.

    20.   INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE
          REGULATORY AUTHORITIES.

          Not applicable.

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1995.





















                                       25
                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the '34 Act, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DVL, INC.

Date: March 28, 1996             By: Alan Casnoff
                                     _____________________
                                     Alan E. Casnoff
                                     President and Chief
                                     Executive Officer

     Pursuant to the requirements of the '34 Act, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                   Title                        Date
- - ---------                   -----                        ----

Alan Casnoff
______________________
Alan E. Casnoff             President, Chief             March 28, 1996
                            Executive Officer
                            (Principal Executive
                            Officer) and Director
Frederick E. Smithline
______________________
Frederick E. Smithline      Director                     March 28, 1996


Herbert L. Golden
______________________
Herbert L. Golden           Director                     March 28, 1996


Myron Rosenberg
______________________
Myron Rosenberg             Director                     March 28, 1996


Joel Zbar
______________________
Joel Zbar                   Treasurer (Principal         March 28, 1996
                            Financial and Accounting
                            Officer)























                                       26

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the '34 Act, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DVL, INC.

Date: March 28, 1996             By:/s/
                                    ___________________________
                                    Alan E. Casnoff
                                    President and Chief
                                    Executive Officer

     Pursuant to the requirements of the '34 Act, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                   Title                        Date
- - ---------                   -----                        ----

/s/
______________________
Alan E. Casnoff             President, Chief             March 28, 1996
                            Executive Officer
                            (Principal Executive
                            Officer) and Director

/s/
______________________
Frederick E. Smithline      Director                     March 28, 1996


/s/
______________________
Herbert L. Golden           Director                     March 28, 1996



/s/
______________________
Myron Rosenberg             Director                     March 28, 1996


/s/
______________________
Joel Zbar                   Treasurer (Principal         March 28, 1996
                            Financial and Accounting
                            Officer)




















                                       27



               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------



            Consolidated Financial Statements of DVL, Inc.
         and Subsidiaries and Report of Independent Auditors




                                                                  Page
                                                                  ----
Report of Independent Auditors                                    F- 1

Consolidated Balance Sheets-December 31, 1995 and 1994            F- 2

Consolidated Statements of Operations for each of the
     years in the three year period ended December 31, 1995       F- 4

Consolidated Statements of Shareholders' Equity/Capital
     Deficiency for each of the years in the three year
     period ended December 31, 1995                               F- 6

Consolidated Statements of Cash Flows for each of the
     years in the three year period ended December 31, 1995       F- 7

Notes to Consolidated Financial Statements                        F-10

                    RICHARD A. EISNER & COMPANY, LLP
                           575 Madison Avenue
                         New York, NY 10022-2597
- - ------------------------------------------------------------------------

                     REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
DVL, Inc.
Bogota, New Jersey

     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as at December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, shareholders' equity/ capital deficiency, and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered significant losses from operations in each of the last three years and is continuing to have liquidity problems. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 22, 1996


















                            DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                December 31,
                                                          ----------------------
                                                             1995        1994

                           ASSETS                         ----------  ----------
                           ------
Loans receivable, including amounts maturing after one
 year - principally pledged (Notes 1,2,5,6,8,11 and 13)
  Affiliates:
     Wrap around and other mortgages due from affiliated
      partnerships (net of underlying liens of $44,300
      and $52,840, respectively)                           $ 54,501    $ 68,851
     Unearned interest                                      (14,411)    (18,028)
                                                           --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $5,640 and $5,261 of
      non-performing loans, respectively)                    40,090      50,823


  Others:
     Other mortgage loan                                      1,281       1,383
     Loans collateralized by limited partnership interests
      due from limited partners (including $3,921 and
      $4,540 of non-performing loans, respectively)           3,921       4,606
                                                           --------    --------
  Total loans receivable                                     45,292      56,812
  Allowance for loan losses (Note 6)                         12,225      12,762
                                                           --------    --------
  Net loans receivable                                       33,067      44,050

Cash (including restricted cash of $602 and $1,022
 respectively)                                                1,042       1,350
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 and $2,444, respectively) (Note 2)          114         200
Investments (Notes 1,5,7 and 13)
  Real estate at cost - pledged (net of an allowance for
   loss of $208)                                                289         289
  Real estate lease interests                                 2,300       2,557
  Affiliated limited partnerships (net of an allowance for
   loss of $583 and $750, respectively)                       3,310       3,803
  Other investments (net of an allowance for loss of $400)      697         723
Other assets (Note 1)                                           680       1,113
                                                           --------    --------
    Total assets                                           $ 41,499    $ 54,085
                                                           ========    ========

[FN]







See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)


                                                                December 31,
                                                          ----------------------
                                                            1995         1994
                                                          ---------    ---------
LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY
- - ------------------------------------------------
Liabilities:
  Debt in default for non-payment including accrued
   interest - partially collateralized (Notes 2 and 8)     $      -      $13,804
  Short-term debt (Note 8)                                    1,060          215
  Long-term debt (Notes 2,7,8,11, and 13)                    32,290       32,018
  Notes payable - litigation settlement (Notes 2 and 11)      5,642        4,434
  Convertible subordinated debentures (Notes 10,12, and 13)     458          448
  Accrued liability for litigation settlement (Notes 2
   and 11)                                                        -        1,810
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates (Notes 6,11 and 13)          353          708
  Accounts payable and accrued liabilities
   (Notes 6,11 and 13)                                        2,705        4,383
                                                           --------     --------
     Total liabilities                                       42,508       57,820
                                                           --------     --------
Deferred credits (Notes 1 and 9)                                321        1,396
                                                           --------     --------

Commitments and contingent liabilities (Notes 2 and 11)

Shareholders' capital deficiency (Notes 1,2,10,11,12 and 13):
  Common stock, $.01 and $1 par value respectively,
   authorized - 40,000,000 and 16,000,000 shares
   respectively, issued and to be issued 13,260,850
   and 8,513,200, respectively                                  133        8,513
  Additional paid-in capital                                 94,135       84,074
  Deficit                                                   (95,598)
(97,718)
                                                           --------     --------
     Total shareholders' capital deficiency                  (1,330)
(5,131)
                                                           --------     --------
     Total liabilities and shareholders'
      capital deficiency                                   $ 41,499     $ 54,085
                                                           ========     ========

[FN]











See accompanying accountants' report and notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except share data)

                                                   Year Ended December 31,
                                              ------------------------------
                                                1995       1994*      1993*
                                              --------   --------   --------
Income from affiliates (Notes 1,2,4,5 and 7):
  Interest on mortgage loans                  $  1,287   $  2,221   $  2,442
  Partnership management fees                      484        514        118
  Transaction and other fees from
   partnerships                                    881        542          -
  Rent income                                       30         25         84
  Other income                                      52         25          3
Income from others (Notes 1,2 and 5):
  Interest on mortgage loans                       134        123          5
  Interest on loans to limited partners
   collateralized by limited partnership
   interests                                       210        317        402
  Other interest                                    30         17         12
  Other income                                     129          -          -
                                              --------   --------   --------
                                                 3,237      3,784      3,066
                                              --------   --------   --------
Operating expenses:
  Provision for losses (Notes 1,2,5,6,
   7 and 11)                                     2,222      7,814        995
  General and administrative                     2,234      2,127      2,786
  Legal and professional fees                      810        621        657
  Depreciation of real estate assets
   (Notes 1 and 7)                                   -          -          4
Interest expense - (Notes 1,2 and 8)
  Affiliates                                         -        251        220
  Others                                         3,716      3,713      4,000
Loss on investment in First Mechanics
 Finance Company (Note 6)                            -      1,181          -
Claim settlement and other litigation
 losses (Notes 6 and 11)                            35        973        582
                                              --------   --------   --------
                                                 9,017     16,680      9,244
                                              --------   --------   --------

Loss before gain on sales of real estate        (5,780)   (12,896)   ( 6,178)

Gain on sales of real estate to affiliates
 (Notes 1 and 9)                                     -          9         15
                                              --------   --------   --------
Loss from continuing operations                 (5,780)   (12,887)   ( 6,163)
Loss from discontinued operations (Note 3)           -       (223)      (367)
                                              --------   --------   --------
Loss before extraordinary gain                  (5,780)   (13,110)   ( 6,530)
Extraordinary gain on the settlements
 of indebtedness (Notes 2 and 8)                 7,900      1,935      7,991
                                              --------   --------   --------
      Net income (loss)                       $  2,120   $(11,175)  $  1,461
                                              ========   ========   ========

[FN]
* Reclassified for comparative purposes

See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (continued)


                                                    Year Ended December 31,
                                              ---------------------------------
                                                1995        1994        1993
                                              ---------   ---------   ---------
Earnings (loss) per share (Note 1):

  Primary:
    Loss from continuing operations           $    (.58)  $   (1.54)  $    (.83)
    Loss from discontinued operations                 -        (.03)       (.05)
                                              ---------   ---------   ---------
    Loss before extraordinary gain                 (.58)      (1.57)       (.88)
    Extraordinary gain on the settlements
     of indebtedness                                .79         .23        1.08
                                              ---------   ---------   ---------
      Net income (loss)                       $     .21   $   (1.34)  $     .20
                                              =========   =========   =========
  Fully diluted:
    Loss from continuing operations           $    (.58)  $   (1.54)  $    (.76)
    Loss from discontinued operations                 -        (.03)       (.04)
                                              ---------   ---------   ---------
    Loss before extraordinary gain                 (.58)      (1.57)       (.80)
    Extraordinary gain on the settlements
     of indebtedness                                .79         .23         .99
                                              ---------   ---------   ---------
      Net income (loss)                       $     .21   $   (1.34)  $     .19
                                              =========   =========   =========
   Weighted average shares outstanding:

     Primary                                  9,980,565   8,336,640   7,403,407
                                              =========   =========   =========

     Fully diluted                            9,980,565   8,336,640   8,039,428
                                              =========   =========   =========


[FN]















See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/CAPITAL DEFICIENCY
                             (NOTES 1, 2, 10, 11, 12 AND 13)
                          (in thousands except share data)

                                 Common stock       Additional
                             ---------------------    paid-in
                                Shares     Amount     capital    Deficit
Total
                             -----------  --------  ----------  ---------
- - --------
Balance-January 1, 1993        6,911,571   $6,912    $84,023    $(88,004)
$2,931

Issuance of warrants in
 connection with the sale
 of subordinated debentures                                7
 7

Issuance of common stock in
 payment of accounts payable      41,472       41         39
80

Issuance of common stock in
 connection with a creditor
 settlement                      250,000      250         31
281

Common stock to be issued in
 connection with shareholder
 class action litigation         900,000      900
900

Net income                                                         1,461
1,461
                              ----------   ------    -------    --------
- - -------
Balance-December 31, 1993      8,103,043    8,103     84,100     (86,543)
5,660

Issuance of common stock in
 payment of accounts payable      90,157       90         (8)
82

Issuance of warrants in
 connection with a creditor
 agreement                                                 2
 2

Issuance of common stock in
 connection with a settlement
 of a contingent liability       320,000      320        (20)
300

Net loss                                                         (11,175)
(11,175)
                              ----------   ------    -------    --------
- - -------
Balance-December 31, 1994      8,513,200    8,513     84,074     (97,718)
(5,131)

Issuance of common stock in
 payment of accounts payable       5,068        5          2
 7

Issuance of common stock to
 directors, employees and
 consultants                     725,000      725       (531)
194

Recapitalization of $1 par
 common stock for $.01 par
 common stock                          -   (9,150)     9,150          -
- - -

Issuance of common stock in
 connection with settlement
 of shareholder litigation     4,017,582       40      1,440
1,480

Net income                             -        -          -       2,120
2,120
                              ----------   ------    -------    --------
- - -------
Balance-December 31, 1995     13,260,850   $  133    $94,135    $(95,598)
$(1,330)
                              ==========   ======    =======    ========
=======

[FN]
See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1995       1994*      1993*
                                                 --------   --------   --------
Cash flows from operating activities:
  Net loss from continuing operations            $ (5,780)  $(12,887)  $ (6,163)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities
    Provision for losses                            2,222      7,814        995
    Accrued interest added to indebtedness          1,711        541        749
    Claim settlement losses added to accrued
     expenses                                          35        973        582
    Depreciation of real estate assets                  -          -          4
    Amortization of deferred charges                   84        126        216
    Net (increase) decrease in other assets           335       (197)      (281)
    Amortization of unearned interest on loans
     receivable                                       (58)      (419)      (472)
    Net increase (decrease) in payables              (191)        21      1,453
    Consideration paid in common stock                194          -          -
    Imputed interest on notes and debentures          888        754         10
    Amortization of deferred credits                    -         (9)       (15)
  Net cash provided by (used in) discontinued
   operations                                           -         13       (396)
                                                 --------   --------   --------
      Net cash used in operating activities          (560)    (3,270)    (3,318)
                                                 --------   --------   --------

Cash flows from investing activities:
  Fundings of loans receivable to affiliates            -          -       (112)
  Collections on loans receivable (net of
   payments on underlying loans)
    Affiliates                                      5,104      7,146      2,530
    Others                                            393      1,838      3,419
  Net cash provided by real estate acquired
   for resale                                           -          -         76
  Net reductions in real estate lease interests       257         66        110
  Net collections on amounts due from affiliated
   partnerships                                        94         66          -
  Acquisition of affiliated limited partnership
   interests                                            -       (108)         -
  Distributions received on affiliated limited
   partnership interests and other investments        562        238        121
  Net cash provided by discontinued activities          -        530      8,434
                                                 --------   --------   --------
      Net cash provided by investing activities     6,410      9,776     14,578
                                                 --------   --------   --------

                                   (continued)

[FN]

* Reclassified for comparative purposes


See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1995       1994       1993
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from new borrowings                    $ 1,060   $  1,150   $  1,110
  Proceeds from the issuance of subordinated
   debentures                                           -          -         21
  Net decrease in amounts receivable from
   Kenbee Management, Inc.                              -          -        275
  Repayment of indebtedness                        (6,986)    (6,467)    (7,383)
  Payments on guaranteed indebtedness                (232)      (380)      (367)
  Net cash used for debt repayments on
   discontinued activities of Del-Val
   Capital Corp.                                        -          -     (4,524)
                                                 --------   --------   --------

     Net cash used in financing activities         (6,158)    (5,697)   (10,868)
                                                 --------   --------   --------

Net increase (decrease) in cash                      (308)       809        392
Cash, beginning of year                             1,350        541        149
                                                 --------   --------   --------

Cash, end of year                                $  1,042   $  1,350   $    541
                                                 ========   ========   ========

Supplemental disclosure of cash flow
 information:
  Cash paid during the year for interest,
   excluding amounts paid on underlying
   loans                                         $  1,151   $  1,578   $  2,612
                                                 ========   ========   ========


                                   (continued)

[FN]












See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   1995      1994      1993
                                                 -------   -------   -------

Supplemental disclosure of non-cash
 investing and financing activities:

  Net loans and other assets transferred to
   settle indebtedness and satisfy loan
   guarantees                                    $ 3,115   $ 1,448   $10,046
                                                 =======   =======   =======
  Deferred credit recognized in connection
   with creditor settlements                     $ 1,075   $     -   $     -
                                                 =======   =======   =======
  Net reduction in indebtedness pursuant
   to creditor settlements                       $ 6,825   $ 1,935   $ 7,991
                                                 =======   =======   =======
  Subordinated debentures issued pursuant
   to settlements                                $     -   $     -   $    51
                                                 =======   =======   =======
  Reduction in accrued liabilities upon
   issuance of Common Stock                      $ 1,487   $   382   $ 1,260
                                                 =======   =======   =======
  Net effect of sale of real estate acquired
   for resale                                    $     -   $     -   $   381
                                                 =======   =======   =======


[FN]




















See accompanying accountants' report and notes to consolidated financial statements.
[/FN]

                        DVL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies and Principal Affiliates

a. THE COMPANY AND PRINCIPAL AFFILIATES: DVL, Inc. ("DVL") a Delaware corporation whose common stock is traded on the National Association of Securities Dealers, Inc.'s over the counter bulletin board under the symbol "DVLN" is headquartered in Bogota, New Jersey. DVL stock was traded on the New York Stock Exchange ("NYSE") through August 3, 1995 but was delisted due to DVL not meeting NYSE listing criteria. DVL is a commercial finance company which manages numerous properties and partnerships, from many of which DVL holds commercial mortgage loans. DVL's investments consist primarily of commercial mortgage loans due from affiliated partnerships, loans due from limited partners collateralized by their interests in affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL's wholly owned subsidiaries are Del-Val Capital Corp. ("DVCC"), Professional Service Corporation ("PSC") and RH Interests, Inc. ("RH"). DVCC was organized in 1989 to acquire, make and service full recourse loans due from unaffiliated borrowers collateralized by consumer receivables. PSC was organized in 1991 and holds certain master lease positions acquired by DVL through a creditor settlement (Notes 7 and 13). DVL acquired RH from Kenbee Management, Inc. ("Kenbee"), DVL's former manager, on January 1, 1994 (Note
4). RH held interests in several real estate development projects. The accounts of DVCC, RH (reflected as discontinued operations - see Note 3) and PSC have been consolidated in these financial statements. All material intercompany transactions and accounts are eliminated in consolidation.

     In 1994, DVL organized the First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to develop a specialized tool loan purchasing and servicing business. Due to the lack of cash resources and as part of DVL's decision to refocus on its existing commercial finance business, DVL sold FMF in 1994 in an effort to recoup some of its initial investment (Note 6). FMF was sold principally for a note and subordinated debenture which are fully reserved. The results of FMF's operations were not consolidated in these financial statements as FMF was reflected as a temporary investment.

     Kenbee was DVL's largest debtor and served as DVL's manager through October, 1990. DVL's management assumed operational control of Kenbee during 1991 and all of Kenbee's remaining unencumbered assets were transferred to DVL in 1992. DVL replaced Kenbee as the general partner of certain limited partnerships, which are treated as affiliates in these financial statements. DVL has operational control over the limited partnerships, however, significant transactions are subject to limited partner approval.

b. EFFECT OF NEW PRONOUNCEMENTS

     LONG LIVED ASSETS: DVL adopted Financial Accounting Standards (FASB) No. 121 - "Accounting for the impairment of long-lived assets to be disposed of." This Statement requires that long-lived assets and certain identifiable intangibles to be held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. The adoption of FASB No. 121 in 1995 had no impact on DVL's financial statements.

     ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN: DVL adopted FASB No. 114 as amended by FASB No. 118 which requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans effective interest rate or at the fair value of the collateral if the loan is collateral dependent. The adoption of FASB No. 114 as amended by FASB No. 118 in 1995 had no impact on DVL's financial statements.

c. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. ALLOWANCE FOR LOSSES: Specific loss reserves are provided as required based on management's evaluation of the underlying collateral on each loan or investment (Note 6).

e. DEPRECIATION: Depreciation is provided by charges to operations on either a straight-line basis or accelerated basis at rates which will allocate the cost of the assets over their estimated useful lives.

f. DEFERRED CHARGES: Deferred charges applicable to debt financing are amortized over the term of the related debt.

g. INCOME RECOGNITION: Interest income is not recognized on the non-performing portion of DVL's loan portfolio. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on DVL's restructured mortgage loan portfolio is recognized using an imputed interest rate based upon the anticipated future cash flow and yield to maturity (Note 5). Gains on sales of real estate to affiliates are recognized in income generally under the installment method, whereby the gain on the portion of the sales price which is not received in cash is deferred at the time of sale and recognized proportionately as cash is subsequently collected. Any cash received on the collection of the note or debenture obtained from the sale of FMF, subsequent to March 30, 1995, will be recognized into income when received.

h. FEDERAL INCOME TAXES: DVCC, PSC and RH will be included in DVL's consolidated federal income tax return for 1995. DVL revoked its election to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code ("Code"), effective January 1, 1994. As a REIT, DVL was required to distribute to its shareholders at least 95% of its federal taxable income, and assuming compliance with certain other requirements, income so distributed would not be taxable to DVL.

     The revocation of DVL's REIT status was approved by its shareholders in order to permit DVL to earn income in ways which are not permitted or which are subject to taxation at a rate of 100% for a REIT under the Code. In this manner, DVL believes that it will be best able to utilize its significant net operating loss carryforwards generated during the last six years to offset taxable income, if any, subject to certain limitations, in the future.

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

     At December 31, 1995, DVL had net operating loss carryforwards for income tax purposes of approximately $65 million available to offset future taxable income, if any, expiring through 2010. Temporary differences arise from differences between financial reporting and income tax reporting relating primarily to provision for loan and other losses and the issuance of the notes payable pursuant to the shareholder litigation settlement, which are currently not deductible for income tax purposes. DVL's deferred tax asset of approximately $36 million, which is comprised of the tax benefit of net operating loss carryforwards of approximately $26 million and temporary differences represented primarily by non-deductible loan reserves and the issuance of the notes payable pursuant to the shareholder litigation settlement of approximately $10 million, is fully reserved for due to the uncertainty of realizing taxable income in the future (Notes 2, 11, 12 and 13). The reduction in the valuation reserve for deferred tax assets was approximately $1 million for the year ended December 31, 1995. DVL does not believe that, to date, the proposed transaction with the new lender (Note 13), the issuance of stock, stock options and warrants pursuant to settlements with various lenders and with the shareholders, nor the issuance of convertible debentures, will have an adverse affect upon its ability to utilize its tax loss carryforward.

i. PER SHARE DATA: Primary earnings per share amounts are based upon the weighted average number of common shares and equivalents issued and to be issued. The dilutive effect of outstanding options and warrants is computed using the treasury stock method.

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

     During 1995, DVL continued to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is used to pay senior liens before cash flow on such mortgages is available to DVL. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL is currently liquidating and refinancing its assets in order to meet its operating cash flow deficiency and to satisfy indebtedness, including mandatory repayments required under its restructured indebtedness. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies or mandatory debt repayments. DVL has entered into a loan agreement with a new lender that, which if consummated, would considerably extend DVL's mandatory debt repayments (Note 13). In December 1995, DVL reached an agreement with its final unsettled creditor (Note 8). The settlement resulted in an extraordinary gain on the settlement of indebtedness of $6 million in 1995 and will result in additional gains of approximately $7.4 million if DVL meets its future payment requirements.

     In December 1995, DVL completed its obligations under a 1993 settlement of its class action litigation. The settlement, which was approved by the court in 1993, provided that DVL would issue the plaintiffs
(1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event that aggregate market value was less than $1,340,000); (2) $9 million face value of notes due in ten years, with interest at 10% payable in kind for five years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes (valued in 1993 at $3,690,000 by an independent investment banker) and (3) $1.4 million plus interest at 3% from August 16, 1993 and expenses, payable in cash or common stock. In December 1995, DVL issued the 900,000 shares of common stock and as a result of the deficiency in its market value, issued additional notes with the same terms, in the face amount of $1,386,351 (valued at $330,000 by DVL). In payment of the $1.4 million plus interest and expenses, DVL issued 4,017,582 shares of common stock in December 1995. If the 900,000 shares were issued effective January 1, 1993, primary earnings per share for 1993 would have been $.18.

     In the aggregate, DVL issued notes with a face value of $10,386,851. Commencing January 1994, interest on the initial $9 million of notes was imputed based upon DVL's carrying costs of such notes resulting in an effective interest rate of approximately 19%. Beginning October 1, 1995, interest on all of the notes is being imputed based upon an effective interest rate of approximately 16.325%. The settlement resulted in a loss of $6.4 million which was fully provided for in 1992 (Note 11).

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

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and make mandatory repayment requirements to its creditors, (2) the settlement of remaining litigation, (3) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, and (4) the return to profitable operations (Notes 11 and 13). If DVL is unsuccessful in achieving a short-term solution to its liquidity problems, and continue to meet its mandatory repayment or obtain further extensions and return to profitable operations, the Company may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   Discontinued Operations

     During 1993 and 1994, DVL began to pursue a new business venture involving the acquisition, development and resale of residential real estate. The sales and development of DVL's real estate projects progressed more slowly than DVL originally anticipated and DVL did not have the financial resources to make further investments in its projects.
Therefore, in 1994 DVL agreed to transfer its interests in its three remaining projects to the creditors who financed DVL's purchases of such projects in satisfaction of the related non-recourse debts. These activities are reflected as a discontinued operation in these financial statements and there were no net assets as of December 31, 1994.

     Furthermore, DVL continued to liquidate DVCC's loan portfolio during 1994 and, therefore, DVCC was also accounted for as a discontinued operation in these financial statements. In May 1994, DVCC sold one loan at its carrying value and pledged another loan as collateral for a DVL loan (Note 8). DVCC's remaining assets, net of an additional reserve of $175,000 taken in 1994, were absorbed by DVL, which treated these transactions as the final disposal of DVCC.

     Certain financial information for the year ended December 31, 1994 for discontinued operations is as follows:

                                                          1994
                                                        -------
                                                     (in thousands)
Assets
  Residential development properties (net of
   allowance for losses)                                $ 2,793
  Non-recourse indebtedness                              (2,855)
  Cash                                                       20
  Other assets                                               59
  Other liabilities                                         (17)
                                                        -------
                                                        $     -
                                                        =======
Net Revenues                                            $    10
                                                        =======

4.   Certain Related Party Transactions

     TRANSACTIONS WITH RH: In April 1993, DVL entered into management agreements with RH for each of the affiliated partnerships in which DVL is now the general partner, pursuant to which RH provided certain administrative and managerial services for the partnerships. RH and Kenbee agreed to pay to DVL 95% of any net income from such activities in repayment of prior existing indebtedness of Kenbee to DVL. In addition, DVL sold its real estate held for resale to RH at DVL's carrying value in the property and financed RH's entire purchase price. RH fully repaid this loan out of the net proceeds from property sales, and RH and Kenbee agreed to pay DVL 95% of any net income from further property sales in repayment of prior existing indebtedness of Kenbee to DVL. These were temporary actions taken to permit DVL to develop these new business opportunities while not being disqualified as a REIT or subject to a 100% tax rate on income generated by such property sales. There can be no assurance that these steps have successfully preserved DVL's REIT status and not subjected it to the 100% tax rate for 1993. DVL revoked its election to be taxed as a REIT effective January 1, 1994, and, concurrently, DVL canceled the management agreements with RH and acquired Kenbee's interest in RH.

5.   Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions previously arranged by Kenbee in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an affiliated partnership. DVL's loan portfolio is comprised of long-term wrap around and other mortgage loans due from affiliated partnerships; interim second mortgage loans due from affiliated partnerships; a loan due from an unaffiliated party; and loans due from limited partners collateralized by their interests in affiliated partnerships ("Partners'
Notes") and are principally pledged to collateralize DVL's indebtedness (Note
8).
DVL's mortgage portfolio includes 41 loans with a net investment of $27,562,000 which are due from affiliated partnerships that own properties leased to Wal-Mart
Stores, Inc.

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

     In 1994, DVL refinanced a portion of its partnership mortgage portfolio which generated cash proceeds of approximately $5.9 million, of which approximately $4.6 million was used to satisfy existing indebtedness and approximately $1 million was placed in escrow in connection with proposed settlements with DVL's remaining unsettled creditors. Virtually all of such funds were used for settlements and extensions with various creditors (Note 8). In 1996, DVL refinanced 16 mortgages and has commitments to refinance three additional mortgages which have or will generate approximately $6 million which has been or is expected to be used to satisfy existing indebtedness (Note 13). The amounts obtained or to be obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably (Note 5(c)).

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from affiliated partnerships which bore interest at effective rates of up to 15% per annum, aggregating $3,124,000 at December 31, 1995 and mature through 2027. The effect of the modification on these mortgages on DVL's interest income for 1995 was not material.

     In addition, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. These loans, at the time of the restructuring, bore interest at 3% over DVL's average interest rate for short-term borrowings and matured through 1995. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2031. As of December 31, 1995, the modified loans due directly from the partnerships aggregated $25,375,000 net of underlying mortgages of $33,438,000. Management currently does not anticipate realizing a material amount of interest income over the remaining terms of these modified loans. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $5,000,000 in each of 1995, 1994 and 1993.

     Pursuant to certain settlement agreements, DVL replaced certain mortgage loans and loans collateralized by limited partnership interests due from affiliates with similar loans due from unaffiliated parties in 1992 (Note 5
(f)).







                                         F-15
     DVL's mortgage and other loans due from affiliated partnerships, an unaffiliated entity and limited partners are as follows:

                                                                   1995
                          1994

- - ------------------------------------   --------------------------------------
                                                                  Accrued
                         Accrued
                                                                  Interest
Allowance                    Interest   Allowance
                                                 Number           Included  For
Loan    Number           Included   For Loan
(dollar amounts in thousands)                     of     Loan     In Loan
Losses       of    Loan     In Loan     Losses
Mortgage Loans Due From Affiliated Partnerships  Loans  Balance   Balance
(Note 6)    Loans  Balance   Balance    (Note 6)
- - -----------------------------------------------  -----  -------   --------
- - --------    -----  -------   --------   --------
Long term wrap around mortgage loans (net of
Long term wrap around mortgage loans (net of
  underlying loans) ranging from $56 to
  $5,304 in 1995 and from $15 to $5,279 in
  1994, maturing at various dates through
  August 2027 (a)                                  15    $16,920  $ 139     $
2,359       20   $ 19,496   $   55    $ 2,689

Other long term mortgage loans ranging from
  $201 to $2,500 in 1995 and from $221 to
  $2,522 in 1994, maturing at various dates
  through December 2029 (b)                        10     10,691      7
219       16     17,920        7        119

Long term wrap around and other mortgage
  loans (net of underlying loans) acquired
  from Kenbee pursuant to the Limited
  Partner Settlement ranging from $2 to
  $1,844 in 1995 and from $2 to $1,970
  in 1994, maturing at various dates through
  June 2031 (c)                                    37     25,375      -
6,575       40     29,786        -      6,810

Interim second mortgage loans ranging from
  $56 to $1,108 in 1995 and from $85 to
  $1,201 in 1994, maturing at various dates
  through December 2000 (d)                         3      1,515      -
776        3      1,649        -        728

Other Mortgage Loan
- - --------------------
Mortgage loan due from an unaffiliated entity
 maturing in December 1996 (e)                      1      1,281     10
  -        1      1,383       10          -
                                                  ---   --------  -----
- - -------      ---   --------   ------    -------
Total Mortgage Loans                               66     55,782    156
9,929       80     70,234       72     10,346

Loans Collateralized By Limited Partnership Interests
- - -----------------------------------------------------
Loans ranging from $2 to $336 in 1995 and
  from $1 to $317 in 1994, maturing at
  various dates through December 1995 (f)         178      3,921    520
2,296      213      4,606      523      2,416
                                                  ---   --------  -----
- - -------      ---   --------   ------    -------
Total Loans Receivable                            244     59,703  $ 676
$12,225      293     74,840   $  595    $12,762
Less unearned interest on partnership mortgage    ===             =====
=======      ===              ======    =======
  loans                                                   14,411
                 18,028
                                                        --------
               --------
Total Loans Receivable Per Balance Sheet                $ 45,292
               $ 56,812
                                                        ========
               ========

     (a) DVL previously funded certain wrap around mortgages due from affiliated partnerships, whereby the original principal of the wrap equalled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through August 2027, bear interest at effective rates of up to 15% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap around loans are reflected net of underlying mortgage loans of $10,862,000 in 1995 and $13,933,000 in 1994, which bear interest at rates ranging from 7.5% to 13.125%, are payable to unaffiliated lenders in monthly installments ranging from $2,000 to $21,000, mature on various dates through August 2011 and are collateralized by liens senior to DVL's liens. See Note 8 for the five year maturities of such underlying loans. These wrap around loans include three non-performing loans with a net investment aggregating $3,062,000 at December 31, 1995 and four non-performing loans with a net investment aggregating $2,578,000 at December 31, 1994.

     (b) DVL's other long-term mortgage loans to affiliated partnerships mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. Two of such loans aggregating $1,320,000 in 1995 and $1,340,000 in 1994 arose from DVL's sales of real estate prior to 1980 to Kenbee and affiliated partnerships in which Kenbee is a general partner. DVL realized gains on such sales of $2,280,000 (see Note 1(g) for DVL's income recognition policy). These loans include one non-performing loan with a net investment aggregating $1,119,000 at December 31, 1995 and December 31, 1994. Four of such loans with a net investment aggregating $3,720,000 at December 31, 1995 are collateralized by properties leased to the Grand Union Company ("Grand Union"), which filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on January 25, 1995. However, as of May 31, 1995, the United States Bankruptcy Court confirmed an amended plan of reorganization of Grand Union and the leases were reaffirmed.

     (c) DVL acquired long-term wrap around and other mortgage loans to affiliated partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equalled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223,000 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 6). Although these loans have stated interest rates of up to 15.5%, interest, if any, will be imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL subordinated its second mortgage position on sixteen of these loans as part of a refinancing in 1994. The wrap around loans are reflected net of senior liens of $33,438,000 in 1995 and $38,907,000 in 1994, which bear interest at rates ranging from 7.5% to 14%, are payable to unaffiliated lenders on a zero coupon basis and in monthly installments ranging from $2,000 to $26,000, mature on various dates through January 2012 and are collateralized by liens senior to DVL's liens.
The payment of the underlying first mortgages is also being made by the partnerships or tenants as discussed in (a) above. See Note 8 for the five year maturities of such underlying loans.

     (d) An interim second mortgage loan to an affiliated partnership generally was equal to the difference between the partnership's purchase price for its property and the amount of a first mortgage provided by an unaffiliated lender. Although the remaining loans bear interest at variable rates of up to prime plus 4-1/4% per annum, DVL does not anticipate realizing any income from these loans.
Two of such loans aggregating $1,459,000, are to partnerships which were not part of the Limited Partner Settlement. These loans are due on demand, are expected to be repaid primarily from the future sales of the related properties and continue to be non-performing at December 31, 1995.

     (e) DVL's mortgage loan due from an unaffiliated entity resulted from the satisfaction of its mortgage loans due from affiliated partnerships. In 1994, DVL received a $1,450,000 loan from Grand Union in partial satisfaction of one of its partnership mortgage loans. This loan bears interest at 9% per annum and requires monthly payments of $18,000, with a balloon payment of $1,161,000 due in December 1996.

     (f) DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. All such partner loans mature at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at a variable rates up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, subject to additional interest charges payable upon the maturity of the loan, based on variable interest rates, which are further subject to minimum and maximum levels. All of these loans were non-performing at December 31, 1995 and loans aggregating $4,540,000 were non-performing at December 31, 1994.

     DVL's commercial mortgage loans, exclusive of its wrap around mortgages, are collateralized by ten first mortgages aggregating $10,840,000 and five second mortgages aggregating $3,097,000 at December 31, 1995 and by sixteen first mortgages aggregating $18,120,000 and five second mortgages aggregating $3,284,000 at December 31, 1994. The commercial mortgage loans have prior first or second mortgage liens, principally on a nonrecourse basis, of approximately $10,000,000 and $15,000,000 at December 31, 1995 and 1994, respectively. The principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap around mortgages, in each of the next five years are $3,058,000 in 1996, $224,000 in 1997, $240,000 in 1998, $248,000 in 1999 and $317,000 in 2000. All
such commercial mortgage loans and the wrap around mortgages are collateralized by liens on commercial and industrial properties located in various states. DVL's commercial mortgage loans and loans collateralized by limited partnership interests have principally the same cost basis for federal income tax and financial reporting purposes, except for certain of the loans acquired from Kenbee pursuant to the Limited Partner Settlement whose basis for federal income tax purposes is greater than for financial reporting purposes by approximately $400,000. Such difference is a result of write offs for income tax purposes greater than for financial statement purposes in 1992 which have been more than offset by (a) interest income being reported for tax purposes using an effective interest rate which is not recognized for financial statement purposes and (b) a reduction in the carrying value based upon cash received for financial reporting purposes, only.

Activity on all collateralized loans is as follows:

                                          1995       1994       1993
                                        --------   --------   --------
                                                 (in thousands)
Balance, beginning of year              $ 74,840   $ 88,257   $127,781
Commercial financing loans-affiliates          -          -        112
Collections on loans to affiliates        (5,104)    (7,146)    (2,530)
Collections on loans to others              (393)    (1,838)    (3,419)
Loans transferred to satisfy indebtedness
 and guarantees                           (3,110)    (1,506)    (9,623)
Unearned interest offset against loans
 upon loan restructurings                      -       (157)    (2,150)
Loans reduced in connection with
 acquisition of the assets collateralizing
 such loans                                  (50)      (160)    (5,363)
Unearned interest offset against loans
 satisfied, sold and written off          (3,559)    (1,822)    (4,801)
Loans written-off and written down        (2,885)      (692)   (11,759)
Other                                        (36)       (96)         9
                                        --------   --------   --------
Balance, end of year                    $ 59,703   $ 74,840   $ 88,257
                                        ========   ========   ========

Unearned interest activity is as follows:


                                          1995       1994       1993
                                        --------   --------   --------
                                                 (in thousands)
Balance, beginning of year              $ 18,028   $ 20,426   $ 28,619
Amortization to income                       (58)      (419)      (472)
Decrease in connection with the
 satisfaction or write-off of loans       (3,559)    (1,822)    (4,801)
Decrease in connection with loans
 transferred to satisfy indebtedness
 and guarantees                                -          -       (770)
Decrease in connection with restructuring
 of mortgage loans                             -       (157)    (2,150)
                                        --------   --------   --------
Balance, end of year                    $ 14,411   $ 18,028   $ 20,426
                                        ========   ========   ========

6.   Allowance for Losses and Other Reserves

     DVL's allowance for loan losses is based upon the value of the collateral underlying each loan in its portfolio. Management's evaluation of such collateral previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the magnitude of DVL's non-performing loan portfolio, updated internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of loans to meet 1996 and future mandatory repayment obligations on certain indebtedness, as well as its operating cash flow deficiency (Notes 8 and 13).

     The allowance for losses on DVL's mortgage loan portfolio was calculated by first comparing the appraised value of the property collateralizing a mortgage loan, net of liens senior to DVL's liens, to DVL's net investment in the mortgage loan. For those mortgages which were modified, further losses were provided for by then comparing DVL's net investment in the mortgage loan, less any allowance necessary based upon the appraised value of the property, to the anticipated cash flow to be generated by the terms of the mortgage or the amount anticipated to be received through the liquidation of the mortgage. The partnership properties were valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership.
The
value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes that, generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalued the property as it reasonably believed appropriate. The value of the partnership properties which are subject to percentage rents was based upon internally generated appraisals. Such appraisals valued the future percentage rents utilizing assumed sales growth percentages of up to 6% annually, based upon each individual store's recent sales history through January 31, 1993.
Such appraisals were updated if there were any significant changes in the status of the existing tenancy. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures. In addition, management provided for a reserve on certain of its mortgages and partnership investments (Note 7) for anticipated losses to be realized as certain of such assets are liquidated to meet DVL's mandatory repayment obligations (Notes 8 and 13) and its operating cash flow deficiency.

     Based upon the ratification of the enforceability and validity of DVL's portfolio of Partners' Notes by the Limited Partner Settlement and the payment experience on such notes, management re-evaluated each note in its portfolio for specific loss reserves. Those notes deemed uncollectible were provided for assuming an estimated residual value of the related partnership investment of 25%
of the original investment, which reflects management's estimate of the investment's net realizable value.

Allowance for loan loss activity is as follows:

                                                 1995         1994
                                               --------     --------
                                                    (in thousands)
Balance, beginning of year                      $12,762      $ 7,034
Net provision for loan losses                     2,348        6,420
Loans written-off and written-down               (2,885)        (692)
                                               --------     --------
Balance, end of year                           $ 12,225     $ 12,762
                                               ========     ========

     During 1993, DVL received full repayment of its unsecured loan due from Kenbee, as a result of RH's operating activities. This repayment reduced DVL's provision for losses by $275,000 in 1993, as this loan was fully reserved for at December 31, 1992.

     In addition, DVL reduced its provision for losses on guaranteed and other indebtedness of Kenbee by $628,000 in 1993. This reduction resulted primarily from the settlement of one guaranteed debt, which was partially offset by management's re-evaluation of DVL's potential liability for remaining guaranteed indebtedness, the potential liability under a put agreement relating to previously guaranteed indebtedness and by DVL's assumption of a Kenbee legal fee obligation in order to preserve DVL's ability to use the services of this Kenbee creditor in the future. At December 31, 1995, DVL maintained a reserve of $353,000 for its estimated losses as guarantor and for other indebtedness of Kenbee (Note 11).

     Management provided for losses of $35,000, $973,000 and $582,000 in 1995, 1994 and 1993, respectively, in connection with certain litigation and the settlements of claims against it and Kenbee originating from Kenbee's indebtedness to certain creditors. Under previously completed settlement agreements, DVL transferred certain mortgages with a carrying value aggregating $3,007,000 in 1992 and 1991 to the claimants in full satisfaction of the claims against DVL and Kenbee. DVL had guaranteed that such claimants (the "Lender Group") will receive a minimum cash flow from the transferred mortgages of $110,000 per year through 1996 and provided the Lender Group with a contingent note for the reduction in the present value of the transferred mortgages resulting from changes in the terms of such mortgages in connection with the settlement of the limited partner suits. DVL transferred a mortgage to the Lender Group in full settlement of all cash flow requirements and the contingent note. The mortgage had a carrying value of $523,000, which amount had been fully provided for at December 31, 1994.

     DVL sold FMF in December 1994 for $837,000 of which $825,000 was financed by DVL with a secured promissory note and subordinated debenture. DVL incurred a $1,181,000 (including $353,000 of overhead allocated by DVL to FMF) loss on its temporary investment in FMF which represents the start-up and operating costs funded by DVL, less the cash received through March 30, 1995 from the sale of FMF. The loss provision included a full reserve for the remaining payments due under the note and debenture as their collectibility is uncertain and DVL has placed no value on the note or debenture. DVL has received $160,000 from the sale of FMF from March 31, 1995 through March 31, 1996 which has been recorded as income. In December 1995, DVL agreed to issue 250,000 shares of common stock in January 1996 to the prior president of FMF in consideration of an assignment of loans to FMF of approximately $112,000 and his release of all potential claims against DVL. The value of such stock ($31,000) has been offset against the income received from FMF. If and when DVL receives additional payments on the note and debenture, it will be recognized into income as received (Note 13).

     In addition, management provided for a loss of $261,000 in 1993 for certain of its investments in and receivables due from affiliated partnerships based upon updated information on the properties relating to these assets (Note 7).

7.   Investments

Real Estate
- - -----------
     At December 31, 1995, DVL's remaining real estate, which is principally pledged to collateralize indebtedness (Note 8), is leased to two affiliated partnerships under long-term leases at aggregate annual rents of approximately $37,000. At December 31, 1995, one of such leases is in default and DVL has provided for a loss of $208,000 based upon the current value of the property. During 1993, DVL reached an agreement with one of its creditors under which DVL assigned its interest in three of its land leases and the related building improvements to affiliated partnerships (Note 8). The carrying value of the transferred real estate assets aggregated $1,274,000. As part of the agreement, PSC acquired the master lease positions for these properties, which were pledged to the creditor as additional collateral (Note 13). Information for DVL's remaining properties is as follows:

                                                       Land
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
  Encumbrances                              (a)           N/A

[FN]
(a)  Pledged to collateralize indebtedness to a financial institution (Note
     8).
(b) The total carrying value and the aggregate cost for federal income tax purposes at the beginning and end of each of the three years ended
     December 31, 1995 are as shown above.
[/FN]
    The original costs basis of the properties transferred to creditors in 1993 was
$1,398,000. A reconciliation of the accumulated depreciation for the year ended December 31, 1993 relating to the properties transferred is as follows:

                                                  1993
                                                  ----
                                             (in thousands)

  Balance, beginning of year                      $120
  Depreciation charged to
   operations                                        4
  Decrease upon asset transfer                    (124)
                                                  ----
  Balance, end of year                            $  -
                                                  ====

Affiliated Limited Partnerships
- - -------------------------------

     DVL acquired various interests in affiliated partnerships pursuant to the terms of certain settlement agreements. Management originally valued all of these investments at 33% of the original investment amount, the expected recovery for such investments, except for interests acquired in one partnership with an original investment aggregating $2,450,000 which are assigned to one of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property as DVL controls more than 50% of the partnership. In 1994, management provided for a general reserve on these investments to bring the net carrying value down to 25% of the original investment amount, exclusive of the $2,450,000 discussed above, due to potential anticipated losses upon liquidation of these investments to meet DVL's mandatory repayment requirements and operating cash flow deficiency. (Notes 5,6 and 8). As distributions are received or the investments are disposed of, the carrying value is reduced. No income will be recognized until the anticipated cash flow exceeds the carrying value.

The activity on DVL's investments in affiliated partnerships is as follows:

                                                      1995       1994
                                                     ------     ------
                                                       (in thousands)

Balance, beginning of year                           $3,803     $4,497
Various interests acquired from defaulted
 Partner Notes                                           50        160
Various interests acquired from limited
 partners pursuant to settlements                         -        108
Distributions received                                 (536)      (212)
Write-offs and reserves                                  (7)      (750)
                                                     ------     ------
Balance, end of year                                 $3,310     $3,803
                                                     ======     ======

     At December 31, 1995, approximately $2.2 million of DVL's investments in affiliated partnerships are pledged to collateralize indebtedness (Note 13).

Other Investments
- - -----------------
     As part of the restructuring of three of DVL's loans to Kenbee in a settlement with the representatives of the related partnerships which opted out of the Limited Partner Settlement, DVL acquired majority limited partnership interests in three new partnerships in 1993, whose sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. These investments were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans (Notes 5(c) and 6). Management has reserved a total of $400,000 as of December 31, 1995 primarily resulting from a decrease in the value of the underlying collateral of one of the three partnership mortgage loans. As distributions are received or the investments are disposed of, the carrying value is reduced. No income will be recognized until the anticipated cash flow exceeds the carrying value.


























                                         F-22
8. Short-Term Debt, Long-Term Debt and Loans Payable Underlying Wrap Around Mortgages

     DVL's short-term and long-term debt is comprised of the following loans payable to unaffiliated lenders:

                                                      1995      1994
                                                     -------   -------
                                                       (in thousands)
Loans in default for non-payment including accrued
 interest collateralized by:
  Limited partnership interests: bearing interest
   at 2% over prime restructured in 1996 (a)         $     -   $13,804
                                                     -------   -------

Short-term debt:
  Indebtedness bearing interest at 2% over prime
   collateralized by partnership management fees,
   satisfied in April 1995                                 -       215
  8% over prime rate loan collateralized by
   commercial mortgages, maturing in June 1996         1,060         -
                                                     -------   -------
                                                       1,060       215
Restructured and other long-terms loans:             -------   -------
  Restructured indebtedness bearing interest
   at variable rates of 1/2% to 1% over prime,
   subject to minimum and maximum rates,
   collateralized by commercial mortgages and
   real estate, maturing through January 1999 (c)     11,319    12,801
  Restructured indebtedness bearing interest at
   varying fixed rates of up to 7% for one loan
   (Note 13) and variable rates based upon prime
   for the other loan, collateralized by Partners'
   Notes, commercial mortgages and real estate
   interests, maturing through May 1999 (c)            2,999     3,785
  Non-interest bearing restructured indebtedness,
   collateralized by commercial mortgages and
   limited partnership interests, maturing in
   January 1998                                        2,733     2,821
  9% to 13 3/4% fixed rate mortgages maturing
   through June 1999                                   4,716     9,075
  12% loan principally collateralized by a loan
   secured by consumer receivables, satisfied
   in 1995                                                 -       257
  5% over prime rate loan collateralized by
   commercial mortgages, maturing in September
   1997                                                  232       244
  Loan collateralized by investments in limited
   partnerships currently bearing interest at 10%,
   maturing in May 1998                                  268       285
  Indebtedness restructured in 1995 collateralized
   by commercial mortgages maturing in 2001 (b)        1,623     2,750
  Non interest bearing restructured indebtedness
   payable in quarterly installments through
   June 1997 (a)                                       8,400         -
                                                     -------   -------
                                                      32,290    32,018
                                                     -------   -------
   Total debt                                        $33,350   $46,037
                                                     =======   =======








                                         F-23

     (a) In December 1995, DVL reached a settlement with its final unsettled creditor and recognized a gain on the settlement of indebtedness of approximately
$6.1 million. Such debt had been undercollateralized and the settlement eliminated such undercollateralization. The restructured indebtedness required a $400,000 payment at closing and requires five quarterly payments totaling $600,000. If all such payments are made, DVL will recognize additional gains of approximately $7.4 million.

     (b) During 1995, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and closed in the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of approximately $1.81 million in the first quarter of 1995 (Note
9).

     (c) DVL obtained extensions to May 31 and June 30, 1996, from two creditors to whom DVL failed to meet various mandatory repayment requirements since December 31, 1994 (Note 13).

     During 1994 and 1993, DVL's settlement and restructuring agreements with certain creditors resulted in extraordinary gains on the restructuring of indebtedness of $1,935,000 and $7,991,000, respectively.

     The aggregate amount of restructured and other long-term debt and loans payable underlying wrap around mortgages (Note 5) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)
        1996                              $ 6,004           $ 2,163
        1997                               11,515 (1)         2,144
        1998                                5,933             4,295
        1999                                1,154             2,581
        2000                                7,462             2,866
     Thereafter                               222            30,251
                                          -------           -------
                                          $32,290           $44,300
                                          =======           =======

[FN]
          (1) Includes $7.4 million which will be forgiven if DVL meets its payment requirements on its restructured indebtedness. See note (a) above.
[/FN]
     DVL's weighted average short-term borrowing rate for the years ended December 31, 1995, 1994 and 1993 were 9.7%, 8.4% and 8.4%, respectively.


9.   Deferred Credits

     DVL's deferred credits at December 31, 1995 and 1994 are comprised of deferred gains on the sales of real estate to affiliates. Under the terms of a settlement agreement with one of DVL's creditors (Note 7), certain of these mortgage loans were canceled upon the restructuring of DVL's indebtedness with a different creditor which was completed in the second quarter of 1995 (Notes 8 and 13). As a result of this restructuring, a substantial portion of the deferred gain on sales of real estate was realized in 1995.







                                         F-24

Activity on deferred credits is as follows:
                                          1995       1994       1993
                                         ------     ------     ------
                                                (in thousands)
  Balance, beginning of year             $1,396     $1,405     $1,420
  Amortization to income                      -         (9)       (15)
  Deferred gain on sale recognized upon
   cancellation of mortgage loans         1,075          -          -
                                         ------     ------     ------
  Balance, end of year                   $  321     $1,396     $1,405
                                         ======     ======     ======

10.  Convertible Subordinated Debentures

     During 1993, DVL completed a $421,000 private placement of units consisting of one convertible subordinated promissory note and two common stock purchase warrants. The notes bear interest at 12% per annum, mature on April 30, 1997 and are convertible, including accrued interest, into shares of common stock at a price of $1.00 per share at any time prior to maturity. In addition, DVL issued $51,000 of similar such units primarily in connection with the settlement of claims of certain limited partners, which included DVL's acquisition of certain limited partnership interests (Note 7). The convertible notes included in these units bear interest at 10% per annum and mature on September 30, 1997 (Note 12). As of March 1996, $272,000 of these notes have been modified (Note
13). In addition, the holder of $130,000 of these notes has agreed to redeem his notes for 200,000 shares of DVL common stock subject to the closing of a loan with the new lender (Note 13).

11.  Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities
- - --------------------------------------
     As part of DVL's settlement and restructuring agreements, DVL made the following commitments and guarantees: DVL guaranteed that a creditor will receive minimum annual cash flow from 1994 through 2002 totaling $87,000 on a mortgage loan transferred to the creditor; DVL has agreed to pay two creditors additional amounts of up to 80% of the proceeds generated by the collateral pledged to these creditors if any such collateral exists after the restructured loans have been fully satisfied; and DVL has agreed to purchase in 1997 the mortgage loans which were transferred to a creditor during 1992 in satisfaction of DVL's guarantee obligations to such creditor, if the creditor has not received a stated yield based upon the value of the mortgages transferred and has not previously liquidated the mortgages. DVL agreed to transfer a mortgage with a net carrying value of $220,000 to terminate its agreement to purchase mortgages from such creditor in 1997. Management had previously accrued $300,000 for its obligation to purchase the mortgages in 1997. Management does not anticipate any additional losses on such guarantees or commitments at this time.

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

     In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as a guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor had the right to put the shares back to DVL and DVL was required to pay the creditor the guaranteed value in installments over twelve months, including a $90,000 payment due in July 1995.
This agreement was modified twice to provide for lower payments through April 1996 at which point the remaining balance of approximately $327,000 will be due (Note 13). DVL has provided for a reserve of $353,000 at December 31, 1995, based upon the amount due to such creditor, including projected interest payments, less DVL's valuation of the remaining 272,000 shares held by the creditor.
                                         F-25

     DVL has employment contracts with two of its executive officers expiring on October 31, 1996 and December 31, 1996 under which DVL is required to pay annual salaries aggregating $400,000, as well as other benefits and expense reimbursements. The contracts can be terminated without cause by the Board of Directors, subject to certain termination compensation arrangements. DVL's president is also entitled to certain termination compensation arrangements.
DVL
is also obligated under a consulting agreement with its former president to pay $110,000 per annum through October 31, 1996. In addition, certain current and former officers received grants of performance units, as defined in a performance unit plan adopted by DVL. The performance unit plan provides for the Board of Directors to grant performance units to employees who, in the opinion of the Board of Directors, are in a position to make substantial contributions to the management, growth and success of DVL's business. Performance units are payable on notice of exercise by the grantee in cash generally in an amount equal to the difference between the average of the stock's closing price for the last twenty trading days and the Fair Market Value ("FMV"), as defined. Through December 31,
1995, the Board of Directors granted a total of 1,023,750 performance units to its executive and other officers with FMV's of such units ranging from $.29 to $.75. During 1993 and 1994, 101,864 performance units were exercised for $64,000. During 1995, certain officers were issued 68,750 performance units and exercised such units for $31,000 and certain former officers surrendered 130,000 performance units in conjunction with their resignations from the company. At December 31, 1995, the 723,131 remaining performance units were fully vested and based upon the stock price at December 31, 1995 were valued at $0. In March 1996, a former officer has surrendered 50,000 of his performance units in connection with DVL's settlement of certain litigation. In March 1996, the current and former officers holding the remaining 673,131 of performance units agreed to surrender such performance units in consideration for an equal number of options granted pursuant to a non-qualified stock option plan approved by DVL's Board of Directors (Note 13).

     DVL is contingently liable as guarantor under a loan facility obtained by FMF. The balance at December 31, 1995 was approximately $100,000 and DVL believes that the underlying collateral will be sufficient to fully pay off the loan.

Legal and Administrative Proceedings
- - ------------------------------------

     Substantial progress has been made in resolving various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. The following is a summary of the status of all material outstanding cases, as well as cases settled in 1995 and 1996.

     In 1995, DVL complied with all of its obligations under the court approved settlement in the consolidated shareholder class action entitled IN RE: DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION, MASTER FILE NO. MDL 872 ("IN RE DEL-VAL") by issuing 4,917,582 shares of stock and $10,386,851 face value notes in December
1995 to settling shareholder class members and their legal counsel. The $10,386,851 face value notes are due in ten years, bear interest at 10% per annum, are payable in kind for five years, are callable after the third year and are payable in cash or common stock at DVL's option.

     A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. The defendants recently prevailed on a motion for summary judgment in this case and Plaintiffs have filed a motion for reconsideration with the court.
Plaintiffs in IN RE DEL-VAL have permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants in IN RE DEL-VAL.

     Also in 1995, DVL complied with the terms of the court approved settlement agreement dated September 12, 1994 in two consolidated shareholder derivative actions entitled DEL-VAL FINANCIAL CORP. DERIVATIVELY BY HILDA WEIGART V. ROGER
D. STERN, ET AL. ("WEIGART"), and DEL-VAL FINANCIAL CORP. DERIVATIVELY BY MIRIAM FEINBERG V. ROGER D. STERN, ET AL. ("FEINBERG'), filed in the Superior Court of New Jersey - Division - Bergen County on October 31, 1990 and December 3, 1990, respectively. In this settlement, DVL agreed to reimburse up to $150,000 of


                                         F-26
costs incurred by Plaintiff's counsel and Plaintiff's have the right to pursue DVL's claim against Federal Insurance Company ("Federal") discussed below. All third party actions in connection with WEIGART and FEINBERG have been dismissed.

       DVL and certain former officers were named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleged violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. A settlement in this matter was completed in March 1996.

     Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision.

     DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD") which was filed on March 21, 1994 in the Superior Court of the State of California, for the County of Riverside, Palm Springs Branch, Civil Case No. 74197 in which plaintiff sought contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard Capital, Inc. in the Superior Court, State of California. This action is based on complaints by an investor with a $350,000 investment in an affiliated limited partnership alleging that the investor's broker sold to her unsuitable investments. DVL has defended the case and Plaintiff has voluntarily dismissed the action without prejudice. On March 22, 1996, the petitioner in the underlying matter against VANGUARD filed in the Superior Court of Los Angeles as case no. B5036316, a motion to vacate the NASD Arbitration award made in July 1995 in VANGUARD and has named DVL as a respondent in that Petition.

     DVL is named as a defendant in a class action entitled PHILLIP AND SHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Capital Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. DVL believes this case has no merit and continues to defend vigorously.

12.  Shareholders' Equity/Capital Deficiency

     As a result of the shareholder class action settlement, DVL issued
4,917,582
shares of common stock in December 1995 (Notes 2 and 11), of which 900,000 of such shares were reflected as "to be issued" at December 31, 1994 in these financial statements.

     DVL issued warrants to purchase 944,000 shares of common stock in connection with the issuance of $472,000 of 12% and 10% convertible subordinated debentures (Note 10). The company recorded a debt discount and allocated $47,000 of the proceeds to the value of the detachable stock warrants. The accumulated amortization of the debt discount aggregated $33,000 at December 31, 1995. The warrants entitle the holder to purchase the company's common stock at an exercise price of $1.00 at any time through their expiration in 1997. In addition, there was $189,000 of accrued interest on the debentures outstanding at December 31, 1995. At December 31, 1995, approximately 1,605,000 shares of the company's common stock were reserved for the conversion of subordinated debentures and exercise of warrants (Notes 11 and 13).




                                         F-27

13.  Subsequent Events

     In March 1996, pursuant to a previously arranged discount agreement, DVL paid one of its creditors $690,000 in full satisfaction of a loan which had the effect of releasing back to DVL certain limited partner investor notes and units and a collateral assignment of all of its interest in PSC's master lease position
(Notes 7 and 8). In connection with this transaction, DVL recognized an extraordinary gain on the settlement of indebtedness of $442,000 in the first quarter of 1996.

     In an effort to reduce the amount of outstanding warrants or the timing of when certain warrants can be exercised, DVL made the following arrangement with its existing debenture and warrant holders:

     (a) In March 1996, $272,000 of the $472,000 of the 12% and 10% convertible subordinated debenture holders agreed to waive the payment of interest in cash on the debentures, to eliminate the convertibility feature of the existing debentures and to surrender their existing warrants. In consideration of the above, each debenture holder will receive shares of DVL stock equal to the number of shares purchasable by the warrants plus interest to be accrued through the maturity of the debenture. The principal balance of these modified debentures will be repaid in April 1997 (Note 10).

     (b) In March 1996, an individual holding 50,000 warrants agreed to redeem the warrants for 25,000 shares of DVL's common stock.

    (c) In March 1996, a previous creditor of DVL who was holding 620,000 warrants exercisable at $1 per share, as well as holding contingent debentures and other Put agreements with DVL, has agreed to accept 800,000 warrants with an exercise price of $.50 per share exercisable between 1997 and 2000 in exchange for all of its existing warrants, debentures and rights in connection DVL.

     In March 1996, the current and former officers holding the performance units agreed to surrender such performance units in consideration for an equal number of options granted pursuant to a non-qualified stock option plan approved by DVL's Board of Directors (Note 11).

     DVL has issued 250,000 shares of common stock to the previous president of FMF in consideration of an obligation from FMF held by him of approximately $112,000, as well as a release of all claims of DVL (Note 6).

     In March 1996, DVL was able to make prepayments to a creditor from the proceeds of a refinancing of first mortgages (Note 5) of approximately $2,652,000. Pursuant to a previously negotiated discount agreement, the amount due to such creditor was reduced by an additional $604,000 which, will be recognized as an extraordinary gain on the settlement of indebtedness in the first quarter of 1996.

     On March 28, 1996, DVL and NPM Capital LLC ("NPM") entered into a Loan Agreement (the "Loan Agreement") pursuant to which NPM agreed to lend DVL funds which will be used to satisfy the remaining balance at closing of four existing loans to various creditors and to make principal installment payments on DVL's obligation to another creditor (the "Loan"). These five loans had an aggregate balance at December 31, 1995 of $15,266,000. Three of these loans, which had aggregate outstanding balances at December 31, 1995 of $3,484,000 mature by June 30, 1996. DVL will prepay two of the five loans in order to avail itself of its negotiated discounts of approximately $3,716,000. The Loan will be payable over six years with interest at the rate of 10.25% per year. Based upon the current balances due to such creditors, the expected discounts (approximately $3,716,000)
to be received and the outcome of certain refinancings in progress, DVL expects the amount of the Loan to be approximately $5 million to $6.5 million. In consideration for NPM's loan, which will enable DVL to avail itself of all such discounts, and for providing DVL with the extended payment schedule, the principal amount of the Loan will be increased by $3,150,000. The principal amount of the Loan will be further increased by NPM's costs incurred in connection with this transaction in excess of $175,000 (Notes 2,6,8,10,11 and 12).

     In connection with the transactions contemplated by the Loan Agreement, DVL and NPO Management LLC ("NPO"), an affiliate of NPM, have entered into an Asset Servicing Agreement, subject to shareholder ratification, pursuant to which NPO

                                       F-28
will provide DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL will pay NPO $600,000 per year (with cost of living increases beginning in 1998) over the seven (7) year term of the agreement, subject to early termination under certain circumstances. DVL anticipates that by outsourcing such services it will be able to reduce its existing overhead, thereby offsetting the costs of such services.

   In connection with the Loan, affiliates of NPM have agreed, upon consummation of the Loan, to acquire 1,000,000 shares (the "Shares") of DVL common stock for $200,000 representing approximately 7% of the current outstanding common stock of DVL. In addition, DVL has agreed, upon consummation of the Loan, to issue to affiliates of NPM an amount of warrants (the "Warrants") which when added to the 1,000,000 shares to be acquired will equal 49% of the outstanding shares of DVL common stock plus the Warrants to be issued. The Warrants will be exercisable at a price of $.16 per share.

   Consummation of the transactions contemplated by the Loan Agreement, including the Loan and the issuance of the Shares and the Warrants are subject to certain conditions, including shareholder approval. If approved, DVL anticipates closing these transactions during the third quarter of fiscal 1996.


















































                                         F-29

                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS
(1) (8)

                                      DECEMBER 31, 1995  (In Thousands)

                                             Under-
                 Location of                 lying
                   Security
Affiliated        Property       Mortgage    Loan    Unearned    Net
Monthly            [mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield
Amort.    Maturity  upon]          Tenant(s)
- - --------------------------------------------------------------------------------
- - ---------------------------------------------------
Alma            Alma, AR         $ 2,177   $   794  $   843  $   540    15%
$12       March     Land and       Wal-Mart
Associates (5)
          2027      a commercial   Stores, Inc.

                    building (2)
Boulevard       Cheektowaga, NY    2,936     1,357    1,523       56    15%
Varying   March     Land and       SCOA Industries,
Associates
          2012      a commercial   Inc. - Hills

                    building (2)   Department Store
Brent           Brent, AL          1,612       517      721      374    15%
$9        February  Land and       Wal-Mart
Associates(5)
          2027      a commercial   Stores, Inc.

                    building (2)
Broadalbin      Mayfield, NY         925         0      466      459    15%
$6        January   Land and a     Grand Union
Associates
          2022      supermarket    Stores, Inc.
Checotah        Checotah, OK       1,709       584      699      426    15%
$9        February  Land and       Wal-Mart
Associates (5)
          2027      a commercial   Stores, Inc.

                    building (2)
Elizabeth City  Elizabeth City, NC   615         0      277      338    15%
$4        January   Land and a     Malone & Hyde, Inc.
Associates
          2022      supermarket
Fairbury        Fairbury, NE       1,933       699      810      424    15%
$10       August    Land and       Wal-Mart
Associates (5)
          2027      a commercial   Stores, Inc.

                    building (2)
Fort Edward     Fort Edward, NY    1,462         0       78    1,384    12%
$14       May       Land and a     Grand Union
Associates
          2029      supermarket    Stores, Inc.
Hoosick Falls   Hoosick Falls, NY  1,507         0      756      751    15%
$10       August    Land and a     Grand Union
Associates
          2021      supermarket    Stores, Inc.
Kearny          Kearny, NJ         5,304     2,202    1,913    1,189    (3)
Varying   March     A shopping     Various
Associates
          2020      center (2)     unaffiliated

                                   companies
Milford         Milford, PA        2,500         0    1,374    1,126    15%
$14       December  Land and a     Grand Union
Associates
          2029      supermarket    Stores, Inc.
Orange Park     Jacksonville, FL   1,518       712      599      207    12%
$9 with   January   Land and       Toys "R" Us,
Associates
a final   2020      a commercial   Inc.

pmt. of             building (2)

$672
Ossipee         Ossipee, NH        1,142         0      565      577    15%
Varying   February  Land and       Ames Department
Associates
          2022      a commercial   Stores, Inc.

                    building
Port Isabel     Port Isabel, TX    2,337       745    1,027      565    15%
$12       February  Land and       Wal-Mart
Associates (5)
          2027      a commercial   Stores, Inc.

                    building (2)
Progress        Buffalo, NY          924       456       68      400    (4)
$8        March     Land, a        Scrivner-Buffalo
Associates
          2017      supermarket    Division

                    and an
                Windsor, CT          513       310       28      175    (4)
$5        June      industrial     Cutler-Hammer

          2022      building (2)   Mystic Trucking

                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS
(1) (8)

                                      DECEMBER 31, 1995  (In Thousands)

                                             Under-
                 Location of                 lying
                    Security
Affiliated        Property       Mortgage    Loan    Unearned   Net
Monthly             [mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield
Amort.    Maturity  upon]           Tenant(s)
- - --------------------------------------------------------------------------------
- - ---------------------------------------------------
Rockingham      Rockingham, NC   $   201   $     0  $     0  $   201     8%
$3        February  Land and        Kenbee -
Associates
          2003      a warehouse     subleased

                    building        to Sara Lee
Rockingham II   Rockingham, NC       284         0       94      190    12%
$2        March     Land and an     Kenbee -
Associates
          2011      industrial      subleased

                    building        to Sara Lee
Salisbury       Salisbury, MD        936         0      425      511    15%
$7        February  Land and a      Eastern Shore
Associates
          2022      supermarket     Markets, Inc.

Stigler         Stigler, OK        1,721       756      745      220    15%
$9        April     Land and a      Wal-Mart
Associates (5)  (7)
          2027      commercial      Stores, Inc.

                    building (2)
Tilton          Tilton, NH         2,021       550      674      797    (4)
$13        September Land and a      Various
Associates
          2020      shopping        unaffiliated

                    center (2)      companies
Toch            Kearny, NJ         1,119         0        0    1,119    (3)
$10        December  An industrial   Various
Associates
          2009      building        unaffiliated

                                    companies
Trio            Brooklyn, NY       1,383        40      267    1,076    (3)
$14        September Land and an     TEK Wire and
Associates
          2007      industrial      Cable

                    building (2)
Watseka         Watseka, IL        1,364       926      345       93    12%
Varying    December  Land and a      K Mart
Associates
          2015      commercial      Corporation (6)

                    building (2)
WHS             Idaho Falls, ID      330       214      114        2    12%
$2        December  Land and a      Unisource
Associates
          2014      warehouse       Corporation

                    building (2)
                                 -------------------------------------
                                 $38,473   $10,862  $14,411  $13,200

[FN]
- - ------------------------------------
(1)  See "Collateralized Loans (1)"
(2)  These loans are wrap around loans.
(3) These loans are non-performing and DVL does not anticipate any yield in the future.
(4) These loans are expected to be liquidated in the future and DVL does not anticipate any yield on these loans.
(5) These loans were restructured as part of the Limited Partner Settlement. The settlement may have the effect of reducing DVL's yield in the future, which
     reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(6) Building is currently vacant, however tenant is obligated under the terms of the lease to continue to pay rent.
(7)  Underlying loan balance includes second mortgage from 1994 refinancing.
(8) DVL's net investment in these mortgages was $19,388 at December 31, 1994 and $13,200 at December 31, 1995. The decrease resulted from the sale of mortgages amounting to $705, collections on mortgages of $4,321, the transfer or mortgages to satisfy indebtedness of $2,449 offset by interest income of $1,287.


                                             DVL, INC. -- TABLE 2
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS
(1) (6)

                                      DECEMBER 31, 1995  (In Thousands)

                             Location              Partnership  Underlying
Net Amount      DVL's
                             of Property           Mortgage     Loan         of
Collateral   Loan
Affiliated Partnership       Securing Loan         Balance      Balances
Pledged         Balance       Maturity          Tenant
- - --------------------------------------------------------------------------------
- - ----------------------------------------------------------------
Aledo Associates LP          Aledo, IL (2) (5)      $ 2,312      $ 1,201      $
1,111        $   273    November 2018   Wal-Mart Stores, Inc.
Alexandria Associates LP     Alexandria, VA (3)       1,440          340
1,100            572    January 2023    Pitney-Bowes, Inc.
Ava Associates               Ava, MO (2)              2,813          705
2,108            501    October 2028    Wal-Mart Stores, Inc.
Brownsville Associates LP    Brownsville, TX (2)      4,870        1,958
2,912          1,747    February 2024   Wal-Mart Stores, Inc.
Caldwell Associates          Caldwell, TX (2)         2,030          673
1,357            552    May 2019        Wal-Mart Stores, Inc.
Camilla Associates LP        Camilla, GA (2)          2,039          681
1,358            658    December 2019   Wal-Mart Stores, Inc.
Canton Associates            Canton, GA (2)(5)        4,133        1,335
2,798          1,604    November 2029   Wal-Mart Stores, Inc.
Carthage Associates          Carthage, TN (2)         1,896          624
1,272            557    March 2021      Wal-Mart Stores, Inc.
Cherokee Associates          Woodstock, GA (2)        3,417        1,115
2,302          1,289    July 2023       Wal-Mart Stores, Inc.
Clanton Associates LP        Clanton, AL (2)          1,976          819
1,157            955    June 2020       Wal-Mart Stores, Inc.

                                        subleased - Fantasy

                                        Land Flea Market
Clinton Associates           Clinton, IL (2)(5)       3,368        1,045
2,323          1,104    June 2029       Wal-Mart Stores, Inc.
Columbus Associates          Columbus, TX (2)(5)      3,785        1,205
2,580            946    December 2029   Wal-Mart Stores, Inc.
Covington Associates         Covington, GA (2)(5)     4,354        1,564
2,790            614    January 2030    Wal-Mart Stores, Inc.(4)
Cynthiana Associates         Cynthiana, KY (2)        2,262          735
1,527            845    July 2021       Wal-Mart Stores, Inc.
Douglas Associates           Douglas, GA (2)(5)       2,504        1,170
1,334          1,203    December 2023   Wal-Mart Stores, Inc.

                                        operating as - Buds
Douglasville Associates      Douglasville, GA (2)(5)  5,365        1,768
3,597          1,844    June 2031       Wal-Mart Stores, Inc.
Elmira Associates            Elmira, NY (2)             725
  725            211    November 2021   Fays Drug Company, Inc.
                             Maryland Heights, MO (3)   905          210
  695            441    May 2024        Pitney-Bowes, Inc.
Enderle Associates LP        Hondo, TX (2)            2,324          938
1,386            789    May 2024        Wal-Mart Stores, Inc.
Floresville Associates       Floresville, TX (2)(5)   2,745          865
1,880            943    February 2029   Wal-Mart Stores, Inc.
Gatesville Associates        Gatesville, TX (2)       3,520          850
2,670            657    December 2028   Wal-Mart Stores, Inc.
Iowa Park Associates LP      Iowa Park, TX (2)        2,007          821
1,186            447    March 2021      Wal-Mart Stores, Inc.
Jamestown Road Associates    Columbia, KY (2)         2,029          667
1,362            680    April 2023      Wal-Mart Stores, Inc.
Lawrenceburg Associates      Lawrenceburg, KY (2)     2,904          634
2,270            594    December 2029   Wal-Mart Stores, Inc.
Macon Associates LP          Macon, MO (2)(5)         2,518        1,288
1,230            339    March 2018      Wal-Mart Stores, Inc.
Madisonville Associates      Madisonville, TX (2)     1,994          654
1,340            578    August 2021     Wal-Mart Stores, Inc.
Marlow Associates            Marlow, OK (2)(5)        2,466          793
1,673            215    December 2029   Wal-Mart Stores, Inc.
Marshall Associates LP       Marshall, IL (2)(5)      1,951        1,073
  878            233    November 2018   Wal-Mart Stores, Inc.
Mount Pleasant Associates LP Mount Pleasant, IA (2)(5)2,832        1,432
1,400            340    November 2019   Wal-Mart Stores, Inc.
Mustang Associates           Mustang, OK (2)          2,924          652
2,272            664    June 2029       Wal-Mart Stores, Inc.
Robstown Associates LP       Robstown, TX (2)         2,244          930
1,314            252    October 2020    Wal-Mart Stores, Inc.(4)
Sonya Associates LP          Boonville, MO (2)        1,939          649
1,290            685    June 2018       Wal-Mart Stores, Inc.
Southfield Associates        Southfield, MI (3)       3,019          827
2,192            302    July 2026       Pitney-Bowes, Inc.
Van Buren Associates LP      Clinton, AR (2)          1,612          531
1,081            597    April 2020      Wal-Mart Stores, Inc.
Wambold Associates LP        Cuba, MO (2)(5)          1,392          896
  496            318    December 2019   Wal-Mart Stores, Inc.
Waynesboro Associates LP     Waynesboro, MS (2)(5)    2,140        1,123
1,017              2    January 2019    Wal-Mart Stores, Inc.(4)
Winder Associates            Winder, GA (2)           2,158          667
1,491            824    March 2021      Wal-Mart Stores, Inc.
                                                    -------      -------
- - -------        -------
                                                    $94,912      $33,438
$61,474        $25,375

[FN]
- - ------------------------------------------------------
(1) These loans were acquired pursuant to the Limited Partner Settlement from Kenbee or R & M. DVL's loan balance equals it's net investment in the related loan due previously from Kenbee or R & M, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2) The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3) The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4) Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(5)  Underlying loan balances includes second mortgages from 1994 refinancing.
(6) DVL's total loan balances of these mortgages were $29,786 at December 31, 1994 and $25,375 at December 31, 1995.
     The decrease resulted from the sale of mortgages amounting to $2,007, collections on mortgages of $1,881 and the transfer or mortgages to satisfy indebtedness of $523.
================================================================================
==================================================================

                                             DVL, INC. -- TABLE 3
                       INTERIM SECOND MORTGAGES DUE FROM AFFILIATED
PARTNERSHIPS  (1) (6)

                                              DECEMBER 31, 1995



                              Location of Property       Mortgage
Affiliated Partnership            Securing Loan          Balance      Yield
   Maturity                Tenant
- - --------------------------------------------------------------------------------
- - ---------------------------------------------
Attalla Associates (3)        Attalla, AL                $1,108        (4)
Due On Demand       Wal-Mart Stores, Inc.(2)
Parkland Associates LP (3)    Overland Park, KS             351        (4)
Due On Demand       The Fleming Companies (2)
Rolla Associates LP (5)       Rolla, MO                      56        None
December 2000       Wal-Mart Stores, Inc.(2)

                    - subleased to J. C.

                    Penney and Heilig Meyer
                                                         ------
                                                         $1,515

[FN]

- - -------------------------------------------------
(1)  See "Collateralized Loans (2)".
(2) Each loan is secured by a second mortgage upon land and a commercial building owned by the partnership.
(3)  These partnerships were not part of the Limited Partner Settlement.
(4)  These loans are non-performing and DVL does not anticipate any yield in the future.
(5)  This loan was reinstated pursuant to the Limited Partner Settlement whereby the net cash flow
     from the property would be divided equally between DVL and the limited partners. At such time as
     DVL's creditor, who is holding a collateral assignment of this loan, among other DVL mortgage loans, is paid in full, this interim mortgage will be released for the benefit of the partnership.
(6) DVL's total mortgage balances were $1,649 at December 31, 1994 and $1,515 at December 31, 1995.
     The decrease resulted from collections on mortgage of $134.
================================================================================
=============================================







                                             DVL, INC. -- TABLE 4
                                           OTHER MORTGAGES LOANS (1)

                                       DECEMBER 31, 1995  (In Thousands)


                                    Location
                                   of Property    Mortgage               Monthly
Owner of the Property             Securing Loan   Balance   Yield
Amortization        Maturity           Security
- - --------------------------------------------------------------------------------
- - ---------------------------------------------
Due From an Unaffiliated Entity
- - -------------------------------
The Grand Union Company         Manchester, VT    $1,281     9.00%    Monthly
payment   December 1996    Mortgage on property
                                                                      of $18
with a
                                                                      final
payment
                                                                      of $1,161

[FN]

- - ------------------------------------
(1)  See "Collateralized Loans (3)".
(2) DVL's mortgage balance was $1,383 at December 31, 1994 and $1,281 at December 31, 1995. The decrease resulted from collections on the mortgage of $221 offset by interest income of $119.
================================================================================
=============================================