Form 10-K/A
period 1995-12-31
DVL INC /DE/
filed 1996-04-29
CIK 215639

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

Commission File No. 1-8356
                    ------
                                     DVL, INC.
- - --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                     13-2892858
- - -------------------------------                  -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

24 River Road, Bogota, New Jersey                       07603
- - --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (201) 487-1300
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
      -----------------------------             -----------------------
      Common Stock, $1.00 par value             National Association of
                                                Securities Dealers, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the stock as reported on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board on March 27, 1996: $3,229,501.
           -----------

At March 27, 1996, 13,510,850 shares of the Registrant's Common Stock were outstanding.
                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
- - ------------------------------------------

     The directors of DVL, Inc. (the "Company") consist of three
(3) independent directors and one (1) director who is also an executive officer as follows:

                                Director
      Name             Age       Since           Office(s)
      ----             ---      --------         ---------

Director and Executive
        Officer
- - ----------------------
Alan E. Casnoff        52        1991      President and Director

Independent Directors
- - ----------------------

Herbert L. Golden      88        1979      Director

Myron Rosenberg        67        1973      Director

Frederick E.
 Smithline             64        1982      Chairman of the Board

     Directors are currently elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

     ALAN E. CASNOFF has served as President since November 1994, a director since October 1991 and as Executive Vice President from October 1991 through October 1994. Since June 1992, Mr. Casnoff has served as Of Counsel to the law firm of Fox, Rothschild,
O'Brien & Frankel, Philadelphia, Pennsylvania.   From November 1990
to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has served as a director of Kenbee Management, Inc. ("Kenbee"). Mr. Casnoff also served as Executive Vice President of Kenbee from January 1992 to November 1994 and has served as President of Kenbee since November 1994. In addition, since 1977, Mr. Casnoff has been a Partner of P&A Associates, a private real estate development firm. From 1969 to October 1990, Mr. Casnoff was associated with the law firm of Saul, Ewing, Remick & Saul, Philadelphia, Pennsylvania, previous legal counsel to the Company and Kenbee.

     HERBERT L. GOLDEN has served as a director of the Company since 1979. From January 1979 to November 1991, Mr. Golden served as a senior consultant to Bankers Trust Company, New York, New
York.  Mr. Golden is currently retired.

     FREDERICK E. SMITHLINE has served as Chairman of the Board of the Company since 1990 and as a director since 1982. Since September 1989, Mr. Smithline has been of Counsel to the law firm of Epstein, Becker & Green, P.C., New York, New York.
                                   1
     MYRON ROSENBERG has served as a director of the Company since 1973. Mr. Rosenberg is currently Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, and has been employed by Rosenthal & Rosenthal, Inc. since 1961.

     In addition, Joel Zbar is Chief Operating Officer, Chief
Financial Officer and Treasurer of the Company and Robert W.
LoSchiavo is Vice President, Secretary and General Counsel of the
Company.

     JOEL ZBAR (age 39) has served as the Company's Chief Operating Officer since November 1994, as Chief Financial Officer of the Company since January 1993, and as Treasurer of the Company since 1988. Mr. Zbar also serves as Chief Operating Officer, Chief Financial Officer and Treasurer of Kenbee Management, Inc. ("Kenbee"). In November 1993, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against Mr. Zbar in connection with certain events related to the 1990 stock offering and price decline. Without admitting or denying the allegations of the complaint, Mr. Zbar has agreed and the Commission has consented to the issuance of a cease and desist order. Such order does not affect the ability of Mr. Zbar to perform his duties for DVL.

      ROBERT W. LOSCHIAVO (age 38) has served as Vice President of the Company since January 1990, as Secretary of the Company since October 1991 and as General Counsel since December 1991. Mr. LoSchiavo also serves as Vice President, General Counsel and Secretary of Kenbee.































                                   2
ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------

     The following table discloses the compensation awarded to or earned by, during the Company's last three fiscal years, the Chief Executive Officer and the two (2) other most highly compensated executive officers as of the end of fiscal 1995 whose annual salary plus other forms of compensation exceeded $100,000:

                                           SUMMARY COMPENSATION TABLE

                                           --------------------------

                        All Other
                     Annual Compensation
Long-Term Compensation        Compensation
                     -------------------
- - -----------------------------------  ------------
                                                     Other
                                           Cash      Annual(2)    Restricted
Performance(3)  LTIP
    Name              Year   Salary        Bonus   Compensation  Stock Awards
Units        Payouts
    ----              ----   ------        -----   ------------  ------------
- - -----------    -------
Alan E. Casnoff       1995   $314,002       ---      $15,000        None
     0       $ 7,500 (4)  None
President             1994    339,810(1)    ---       None          None
     0        None        None
since November 1994   1993    340,636(1)    ---       None          None
50,000        None        None

Joel Zbar             1995    250,000       ---        7,500        None
100,000        23,469 (4)  None
Treasurer, Chief      1994    250,000       ---       None          None
     0        None        None
Financial Officer     1993    226,000     $13,000     None          None
50,000        None        None
and Chief Operating
Officer

Robert W. LoSchiavo   1995    160,260       ---        7,500        None
18,750         7,219 (4)  None
Vice President,       1994    144,530       ---       None          None
     0        None        None
Secretary and         1993    119,189       5,000     None          None
15,000        None        None
General Counsel

[FN]
- - ----------------------

(1) Does not include payments made to a corporation partially owned and controlled by Mr. Casnoff which provided management assistance for two properties in Philadelphia, Pennsylvania owned by affiliated partnerships for which such corporation received $9,187.50 and $12,000 in 1994 and 1993, respectively. During 1994, Mr. Casnoff was appointed President of the Company and as part of the Company's ongoing efforts to reduce overhead, Mr.
    Casnoff's salary was reduced by $35,000.
(2) Other Annual Compensation represents the value of 100,000 shares, 50,000 shares and 50,000 shares of the
    Company's common stock issued in 1995 to Messrs. Casnoff, Zbar and LoSchiavo, respectively.
(3) The Performance Units granted under the Company's Performance Unit Plan are SAR's for purposes of Item 402 of
    Regulation S-K of the Commission.
(4) Mr. Zbar exercised 50,000 performance units and Mr. LoSchiavo exercised 18,750 performance units in 1995 realizing $23,469 and $7,219, respectively. Mr. Casnoff surrendered 50,000 performance units in consideration of the issuance to him of 50,000 shares of the Company's common stock which shares the Company valued at $7,500.

[/FN]

                                                                 3
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
          DIRECTORS AND OFFICERS
- - ----------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 1, 1996, by (a) each person known by the Company to own beneficially more than 5% of such stock, (b) each director of the Company and (c) all directors and officers of the Company as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual and the individual has sole voting and investment power with respect to such shares.

     Name of Beneficial          Amount and Nature of      % of
           Owner                 Beneficial Ownership     Class*
     ------------------          --------------------     ------
     Alan E. Casnoff                 200,000 (1)           2.5%
     Herbert L. Golden                56,600               0.7%
     Myron Rosenberg                 163,854 (2)           2.0%
     Frederick E. Smithline           57,550 (3)           0.7%
     All directors and officers
     as a group (8 persons)          603,004               4.46%

[FN]
- - -------------------------
*Each named person and all executive officers, directors and nominees for director, as a group, are deemed to be the beneficial owners of securities that may be acquired within 60 days through the exercise of options, warrants or exchange or conversion rights. Accordingly, the number of shares and percentage set forth opposite each shareholder's name in the above table under the columns captioned "Amount and Nature of Beneficial Ownership" include shares of Common Stock issuable upon exercise of presently exercisable warrants, convertible debentures and stock options, of which there are none at this time. The shares of Common Stock so issuable upon such exercise, exchange or conversion by any such shareholder are not included in calculating the number of shares or percentage of Common Stock beneficially owned by any other shareholder.

     (1) (a) Excludes 461 shares of the Company's Common Stock held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership.

       (b) Includes 26,000 shares of the Company's common stock owned by a corporation, partially owned and controlled by Mr.
Casnoff.

    (2) Includes 4,300 shares held by Mr. Rosenberg's wife, of which Mr. Rosenberg disclaims beneficial ownership.

    (3) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common and 6,000 shares held by Mr. Smithline's wife, of which 6,000 shares Mr. Smithline disclaims beneficial ownership. [/FN]


     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the two fiscal years ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

     The Company has employment contracts with Messrs. Zbar and LoSchiavo pursuant to which they are paid current annual salaries at the rate per annum of $250,000 and $150,000, respectively. The employment contracts with Messrs. Zbar and LoSchiavo provide for certain payments if the employment term is terminated without cause or is not renewed at the end of the term in amounts equal to six
(6) months salary. The employment contracts with Messrs. Zbar and LoSchiavo expire on October 31, 1996 and December 31, 1996, respectively. In addition, the Board of Directors has authorized the Company to make certain termination payments to Mr. Casnoff upon a change of control in the Company in an amount equal to six
(6) months salary over a period of three (3) months.

     Directors who are not officers or employees of the Company presently receive a directors fee of $1,500 per month plus $500 for each Audit Committee meeting of the Board of Directors attended. Directors who are officers or employees of the Company receive no compensation for their services as directors or attendance at any Board of Directors Committee meeting.

                     INDEBTEDNESS OF MANAGEMENT

     No officers, directors or stockholders of the Company have obtained loans and loan commitments in excess of $60,000.

                       STOCK BASED COMPENSATION

     On November 15, 1990, the Board adopted the Company's 1990 Performance Unit Plan (the "Plan") for the purpose of providing long-term incentives to Company employees who are largely responsible for the management, growth and protection of the Company's business.

     The Plan authorized the grant of performance units, considered to be stock appreciation rights, only to directors and officers, who are also employees of the Company or any subsidiary thereof, who are in a position to make substantial contributions to the management, growth and success of the business of the Company or any subsidiary thereof, as determined by the Board, or a committee thereof, as the case may be.

     In March 1996, as a condition to a proposed loan transaction, current and former employees who received performance units agreed to exchange them for grants of options to purchase a number of shares equal to the amount of outstanding performance units owned by each individual under a proposed Non-Qualified Stock Option Plan requiring stockholder approval. In the event the proposed Non-Qualified Stock Option Plan is not approved by stockholders, the performance unit grants will not be effected.

     The number of performance units reserved for issuance under the Plan, as amended, is 900,000, 673,131 of which were outstanding as of April 30, 1996.

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

     Under the Plan, the Fair Market Value of a performance unit means an amount equal to the fair market value of a share of Common Stock as determined by the Board of Directors, or a committee thereof, either (a) by determining the average of the closing prices for the Company's Common Stock for the twenty most recent trading days (or for such other period as may be agreed upon between the Company and the holder) on the New York Stock Exchange ("NYSE") or such other national securities exchange (including the NASDAQ system) on which the Company's Common Stock may then be publicly traded or (b) in the event no such market exists, pursuant to such other reasonable method as may be adopted by the Board of Directors or the committee, as the case may be, in good faith for such purpose.

     The following tables set forth certain information with respect to performance units granted under the Plan to, and performance units exercised by (i) the executive officers of the Company listed in the Cash Compensation Table and (ii) all current executive officers of the Company as a group, during fiscal 1995. All performance units granted are vested and fully exercisable.
















                          PERFORMANCE UNIT GRANTS IN FISCAL YEAR ENDED DECEMBER
31, 1995

==============================================================



                             Individual Grants                        Potential
Realizable
                                                                       at
Assumed Annual      Alternative to
                                                                         Rates
of Stock         (f) and (g):
                                                                       Price
Appreciation     Grant Date Value
                                                                            for
Term
                    ------------------------------------------------
- - --------------------   ----------------
                                  Percent of
                                    Total
                                  Performance

                    Performance  Units Granted  Exercise

                       Units     to Employees   or Base
               Grant Date
                      Granted     in Fiscal      Price    Expiration
                 Present
                      (#)Year       1995        ($/Sh)       Date       5% ($)
 10% ($)        Value ($)
     Name               (b)          (c)         (d)          (e)         (f)
   (g)             (h)
     ----           -----------  -------------  --------  ----------    ------
 -------       ----------
Alan E. Casnoff             0          0        $  0          None        N/A
   N/A           $  0
Robert W. LoSchiavo    18,750         15.8       .39          None        N/A
   N/A              0
Joel Zbar              50,000         42.1       .39          None        N/A
   N/A              0
Joel Zbar              50,000         42.1       .29          None        N/A
   N/A              0























            AGGREGATED PERFORMANCE UNITS EXERCISED AND SURRENDERED
                    IN FISCAL YEAR ENDED DECEMBER 31, 1995
                            PERFORMANCE UNIT VALUES
   =============================================================================

                                               Number of          Value of
                                              Unexercised        Unexercised
                                              Performance        Performance
                                            Units at Fiscal    Units at Fiscal
                                               Year-End           Year-End
                       Performance                (#)                ($)
                          Units             ---------------    ---------------
                        Exercised
                           or        Value
                       Surrendered  Realized   Exercisable/      Exercisable/
       Name                (#)        ($)     Unexercisable     Unexercisable
- - -------------------    -----------  --------  -------------     -------------
Ben S. Read, Jr.          50,000    $  -0- (1)  198,131 / 0           0/0

Alan E. Casnoff           50,000      7,500(2)  300,000 / 0           0/0

Robert W. LoSchiavo       18,750      7,219      15,000 / 0           0/0

Joel Zbar(2)              50,000     23,469     150,000 / 0           0/0

All others(3)            130,000       -0-       10,000 / 0           0/0

[FN]
- - --------------------------------------

(1) Mr. Read surrendered 50,000 performance units to the Company in consideration of the Company's settlement of a legal matter in which Mr. Read was personally named. As Mr. Read was under no legal obligation to surrender these units, the Company considers the value realized to be $0.
(2) Mr. Casnoff surrendered 50,000 performance units to the Company in consideration of the issuance to him of 50,000 shares of the Company's common stock which shares the Company valued at $7,500.
(3) Certain former officers of the Company whose employment terminated during 1995 surrendered a total of 130,000 performance units to the Company as part of their termination agreements.

[/FN]


























     In April, 1995 the Board of Directors authorized the issuance of up to 450,000 shares of the Company's common stock as a special incentive bonus. 50,000 of such shares were issued to each of Messrs. Smithline, Rosenberg and Golden, 100,000 to Mr. Casnoff, 50,000 each to Messrs. Zbar and LoSchiavo and 25,000 to other officers of the Company. In addition, Mr. Casnoff was issued 50,000 shares in exchange for his surrender of 50,000 performance units.


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

     During 1995, in connection with the Company's efforts to reduce overhead and expenses the Company did not replace certain executive officer level positions which were vacated during 1995. Instead, the responsibilities of those positions were merged into the duties of the remaining executive officers without an increase in compensation.

     This report was furnished by Messrs. Golden, Rosenberg and Smithline, all members of the Compensation Committee.

STOCK PERFORMANCE CHART

     The following graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock for each of the Company's last five fiscal years with the Cumulative return (assuming reinvestment of dividends) of the Dow Jones Equity Market Index and the Dow Jones Real Estate Investment Index.

                                 1990  1991   1992   1993   1994   1995
                                 ----  ----   ----   ----   ----   ----
DVL, Inc.                         100    31     67    111     25      6

Dow Jones Equity Market Index     100    91     90    100     91    130

Dow Jones Real Estate Market
 Index                            100   112    101    118    112    139







ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------

     P&A Associates, a Pennsylvania general partnership of which Mr. Casnoff, President and director of the Company, is a partner, provided management services for certain properties located in Philadelphia, Pennsylvania which are owned by partnerships affiliated with the Company. During 1995 these properties were transferred to unrelated parties and no management fees were paid to P&A Associates. Further, since February 1992 the Company and related entities have used a partner of Mr. Casnoff in P&A Associates to perform legal services for the Company and affiliates in connection with certain real estate transactions. Mr. Casnoff's partner earned $2,775 in legal fees from the Company and affiliates in 1995.

     Certain officers and directors of the Company serve as officers and directors of Kenbee, which was the Company's largest debtor and previous manager, and control over which has been given to Mr. Casnoff by virtue of certain voting trust agreements. Mr. Casnoff, President of the Company and Kenbee, acquired sole voting power over the shares of capital stock of R&M Holding, a Delaware corporation and the sole stockholder of Kenbee, pursuant to the terms of a Voting Trust Agreement, dated May 15, 1991, between R&M Holding and Mr. Casnoff, as trustee. The shares subject to the Agreement are owned by Roger D. Stern and Martin Wright, each a 50% owner of the shares of capital stock of R&M Holding, and each a former officer and director of the Company. The term of the Agreement expires on January 1, 2000 as to 50% of the shares of capital stock owned by Mr. Stern and on February 28, 2001 as to 50% of the shares of capital stock owned by Mr. Wright.

     Rosenthal & Rosenthal Inc., a commercial finance concern of which Mr. Rosenberg, director of the Company, is Executive Vice President, made a loan to the Company in 1990 in the aggregate principal amount of $1,331,700, secured by the assignment of a certain promissory note and mortgage executed in favor of the Company. Regular payments of principal and interest on this loan were made through September 1990. In 1992 the Company completed a settlement in which this loan was exchanged for the assignment to Rosenthal & Rosenthal, Inc. of a wraparound mortgage, certain limited partnership units and options to acquire 600,000 shares of the Company's common stock for $1.00 per share. Rosenthal & Rosenthal, Inc. was also provided with a note with a face value of $107,000 bearing interest at 10% per annum and 214,000 warrants to purchase common stock for $1.00 per share which warrants would have expired in April 1998. Rosenthal & Rosenthal, Inc. had an option to return either the wraparound mortgage or the notes and warrants within five years of the settlement. In February 1996, the settlement agreement with Rosenthal & Rosenthal was amended whereby the Company agreed to issue to Rosenthal & Rosenthal warrants to purchase 800,000 shares of the Company's common stock at $.50 per share in consideration of Rosenthal & Rosenthal's surrender of all options to purchase common stock of the Company for $1.00 and of the return of $107,000 of Company debentures accompanied by 214,000 warrants to purchase the Company's common


                                   10
stock at $1.00 per share. Rosenthal & Rosenthal's interests in the promissory note and mortgage and in certain partnership units were not effected by this amendment.

     Since June 1992, the Company and affiliates have periodically retained Fox, Rothschild, O'Brien & Frankel to perform certain legal services in connection with various matters. Mr. Casnoff, director and President, serves as Of Counsel to Fox, Rothschild, O'Brien & Frankel. During 1995, the Company and affiliates incurred $774 of fees for legal services rendered by this law firm.



                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  April 26, 1996
                                     DVL, INC.


                                     By:Robert LoSchiavo
                                        _________________________
                                        Robert LoSchiavo
                                        Secretary






























