Form 10-Q
DVL INC /DE/
filed 1996-05-20
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                    FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               -------------------------------------------------
                                     OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 17, 1996
-----------------------------                 ---------------------------
Common Stock, $.01 par value                          14,279,450




                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.


            Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995                        1

            Consolidated Statements of Operations -
            Three Months Ended March 31, 1996 and 1995                  3

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995                  5

            Notes to Consolidated Financial Statements                  7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11



Part II.    Other Information:

            Legal Proceedings                                          13

            Defaults upon Senior Securities                            14

            Exhibits and Reports on Form 8-K                           14

            Exhibit 11                                                 16
Part I - Financial Information (Note A)

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                       March 31,   December 31,
                                                         1996         1995
                                                       ---------  ------------
                                                      (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (Note B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $49,795 and $44,300, respectively)      $ 48,785     $ 54,501
     Unearned interest                                  (14,302)     (14,411)
                                                       --------     --------
      Net mortgage loans receivable from affiliated
       partnerships (including non-performing loans
       of $5,630 and $5,640, respectively)               34,483       40,090

   Others:
     Other mortgage loans                                 1,254        1,281
     Loans collateralized by limited partnership
      interests due from limited partners (all of
      which are non-performing loans)                     3,848        3,921
                                                      ---------    ---------
    Total loans receivable                               39,585       45,292
 Allowance for loan losses (Note D)                      12,026       12,225
                                                       --------     --------

 Net loans receivable                                    27,559       33,067

 Cash (including restricted cash of $286 and
  $602, respectively)                                       576        1,042
 Due from affiliated partnerships (net of an allowance
  for loss of $1,727)                                       114          114
 Investments
  Real estate at cost (net of accumulated
   depreciation) - pledged (net of an allowance for
   loss of $208)                                            289          289
  Real estate lease interests (Note G)                    2,214        2,300
  Affiliated limited partnerships (net of an allowance
   for loss of $538 and $583, respectively)               3,173        3,310
  Other investments (net of an allowance for loss
   of $400)                                                 697          697
 Other assets                                               780          680
                                                       --------     --------

        Total assets                                   $ 35,402     $ 41,499
                                                       ========     ========

 See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

             LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY
             ------------------------------------------------

                                                  March 31,    December 31,
                                                    1996           1995
                                                 -----------   ------------
                                                 (unaudited)
Liabilities:
  Short-term debt                                  $      -      $  1,060
  Long-term debt (Notes B and G)                     26,898        32,290
  Notes payable - litigation settlement
   (Note F)                                           5,875         5,642
  Convertible subordinated debentures                   460           458
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates (Note E)             313           353
  Accounts payable and accrued liabilities
   (Note E)                                           2,316         2,705
                                                   --------      --------

                      Total liabilities              35,862        42,508
                                                   --------      --------

Deferred credits (Note G)                               321           321
                                                   --------      --------


Commitments and contingent liabilities

Shareholders' capital deficiency (Note F):
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and to be issued -
   14,264,450 and 13,260,850, respectively              143           133
   Additional paid-in capital                        94,326        94,135
   Deficit                                          (95,250)      (95,598)
                                                   --------      --------

     Total shareholders' capital deficiency            (781)       (1,330)
                                                   --------      --------


       Total liabilities and shareholders'
        capital deficiency                         $ 35,402      $ 41,499
                                                   ========      ========







See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1996       1995*
                                                       --------   --------
Income from affiliates (Note B)
  Interest on mortgage loans                           $    277   $    328
  Partnership management fees                               113        115
  Transaction and other fees from partnerships               94        134
  Rent income                                                 9          -
  Other Income                                                2          2
Income from others
  Interest on mortgage loans                                 31         36
  Interest on loans to limited partners                       4         47
  Other interest                                              3          8
  Other income (Note C)                                      10         50
                                                       --------   --------
                                                            543        720
                                                       --------   --------
Operating expenses
  General and administrative                                437        577
  Legal and professional fees                                39        170
  Net provision for losses                                   56         89
Interest expense                                            709        955
                                                       --------   --------
                                                          1,241      1,791
                                                       --------   --------

Loss before extraordinary gain                             (698)    (1,071)
Extraordinary gain on the settlement
 of indebtedness (Note G)                                 1,046      1,802
                                                       --------   --------
  Net income (Note H)                                  $    348   $    731
                                                       ========   ========



* Reclassified for comparative purposes.











See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)
                                (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                     ---------------------
                                                        1996        1995
                                                     ----------   --------
Earnings per share (Note I):
  Primary
   Loss before extraordinary gain                    $     (.05)  $   (.12)
   Extraordinary gain on the settlement of
    indebtedness                                            .08        .21
                                                     ----------   --------

   Net income                                        $      .03   $    .09
                                                     ==========   ========


  Fully diluted
   Loss before extraordinary gain                    $     (.05)  $   (.11)
   Extraordinary gain on the settlement of
    indebtedness                                            .08        .19
                                                     ----------   --------
   Net income                                        $      .03   $    .08
                                                     ==========   ========

Weighted average shares outstanding
   Primary                                           13,764,824   8,551,967
                                                     ==========   =========

   Fully diluted                                     13,764,824   9,485,364
                                                     ==========   =========



















See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                 1996         1995*
                                              ---------     ---------
Cash flows from operating activities
  Loss from continuing operations             $   (698)     $ (1,071)
  Adjustments to reconcile net cash provided
  by operating activities
   Net provision for losses                         56            89
   Accrued interest added to indebtedness          151           202
   Depreciation and amortization                    90            17
   Increase (decrease) in unearned interest
    on loans receivable                            (30)           16
   Net increase (decrease) in accounts payable
    and accrued liabilities                       (157)          333
   Imputed interest on notes and debentures        235           208
   Net (increase) decrease in other assets         (44)           47
                                               -------        ------
     Net cash used in
      operating activities                        (397)         (159)
                                               -------        ------

Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                 5,482           247
  Net reductions in real estate lease
   interests                                        86            77
  Net increase in amounts due from
   affiliated partnerships                           -           (30)
  Distributions received on limited
   partnership interests                            60            51
                                               -------        ------

       Net cash provided by
        investing activities                     5,628           345
                                               -------        ------

* Reclassified for comparative purposes.











See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                1996         1995*
                                              ---------     --------
Cash flows from financing activities
  Repayment of guaranteed indebtedness        $    (40)     $      -
  Repayment of indebtedness                     (5,657)         (520)
                                              --------      --------
   Net cash used in financing activities        (5,697)         (520)
                                              --------      --------
  Net decrease in cash                            (466)         (334)
  Cash - beginning                               1,042         1,350
                                              --------      --------
  Cash - end                                  $    576      $  1,016
                                              ========      ========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    269      $     296
                                              ========      =========
Supplemental disclosure of non-cash
 investing and financing activities:

   Net loans and other assets transferred
    to settle indebtedness and litigation
    claims                                    $     77      $   1,379
                                              ========      =========
   Net reduction in indebtedness pursuant
    to creditor settlements and prepayment
    discounts including accrued interest      $  1,046      $   1,802
                                              ========      =========
   Reduction in accounts payable and
    accrued liabilities upon issuance of
    common stock                              $    155      $       -
                                              ========      =========

   Increase in other assets upon issuance
    of common stock                           $     46      $       -
                                              ========      =========

   Prepaid extension fee added to
    indebtedness                              $    100      $       -
                                              ========      =========

* Reclassified for comparative purposes.


See accompanying notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements for operations and to meet its mandatory repayment requirements. As a result, DVL is liquidating and refinancing certain assets and had been seeking equity based financings to meet such obligations. DVL has entered into a loan agreement with NPM Capital LLC ("NPM") as discussed below. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably. DVL has mandatory repayment requirements by June 30, 1996 of $2,770,000 and in addition to the steps discussed above, DVL is requesting extensions of the mandatory repayment requirements from its creditors. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt repayments.

        DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory repayment requirements to its creditors;
(2) the settlement of its remaining litigation; (3) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and
(4) the return to profitable operations. If DVL is unsuccessful in achieving a short term solution to its liquidity problems and is unable to meet its mandatory repayment requirements or obtain further extensions and does not return to profitable operations; then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On March 27, 1996, DVL and NPM entered into a Loan Agreement (the "Loan Agreement") pursuant to which NPM agreed to lend DVL funds which would be used to satisfy the remaining balances at closing of four existing loans to various creditors and to make principal installment payments of $600,000 on DVL's obligation to another creditor (the "Loan"). These five loans had an aggregate balance at May 15, 1996 of approximately $9,225,000. Three of these loans, which had aggregate outstanding balances at May 15, 1996 of approximately $2,770,000 mature by June 30, 1996. DVL will use the proceeds of the NPM Loan to prepay two of the five loans to avail itself of its negotiated discounts of approximately $2,800,000. Based upon the May 15, 1996 balances due to such creditors plus accrued interest through the date of closing (estimated at August 31, 1996) less the expected discounts of approximately $2,800,000, DVL expects the amount to be loaned by NPM at closing, including costs discussed below, to be approximately $5,200,000. The Loan will be payable over six years with interest at the rate of 10.25% per year. DVL is only required to pay to NPM the cash flow generated from NPM's primary collateral, but in no event less than 5.25% per annum. In consideration for NPM's loan, which will enable DVL to avail itself of all such discounts, and for providing DVL with the extended payment schedule, the principal amount of the Loan will be increased by $3,150,000 to approximately $8,350,000. Moreover, the principal amount of the Loan will be further increased by the additional $600,000 to be loaned for payments to another creditor. Included in the Loan balance are NPM's costs incurred in connection with this transaction in excess of $175,000, estimated to be $500,000. The internal rate of return to NPM on this loan will be approximately 27.5% assuming that payments are made at the required repayment dates pursuant to the terms of the Loan. For financial reporting purposes, the Company will not recognize a gain or a loss on this transaction. The negotiated discounts of approximately $2,800,000 will be amortized over the life of the Loan resulting in an effective interest rate for financial reporting purposes of 11.7% exclusive of any amortization of debt discount in connection with the issuance of the warrants described below.

     In connection with the transactions contemplated by the Loan Agreement, DVL and NPO Management LLC ("NPO"), an affiliate of NPM, have entered into an Asset Servicing Agreement, subject to shareholder ratification, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is paying NPO $600,000 per year (with cost of living increases beginning in
1998)
over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees for two years and to defer a reduced amount through the third year. DVL anticipates that by outsourcing such services it will be able to reduce its overhead in the future, thereby offsetting the costs of such services.

   In connection with the Loan, affiliates of NPM have agreed, upon consummation of the Loan, to acquire 1,000,000 shares (the "Shares") of DVL common stock for $200,000 representing approximately 7% of the current outstanding common stock of DVL. In addition, DVL has agreed, upon consummation of the Loan, to issue to affiliates of NPM an amount of warrants (the "Warrants") which when added to the 1,000,000 shares to be acquired will equal 49% of the outstanding common stock of DVL on a fully diluted basis. The Warrants will be exercisable at a price of $.16 per share. The Warrants will be valued at the date of issuance and such value will result in a debt discount to be amortized over the life of the Loan.

   Consummation of the transactions contemplated by the Loan Agreement, including the Loan and the issuance of the Shares and the Warrants are subject to certain conditions, including shareholder approval. If approved, DVL anticipates closing these transactions during the third quarter of fiscal 1996.

(C) In April 1994, DVL formed First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase from local tool dealers loan contracts made to finance tool purchases by automobile mechanics. DVL was unable to fund the continued expansion of FMF and was forced to sell FMF in December 1994. DVL had invested or loaned approximately $1,181,000 to FMF, net of $58,000 received through
March 30, 1995 from the sale of FMF, (including $353,000 of allocated overhead) for start-up costs and to fund loan acquisitions. DVL was paid $12,000 in cash at closing from the sale, received a promissory note for $275,000 payable through January 1997, bearing interest at 8% per annum and a subordinated debenture in the amount of $550,000 due December 1997 and bearing interest based upon the sales volume of FMF. In January 1996, DVL issued 250,000 shares of DVL common stock (valued at $31,000) to the prior president of FMF in consideration for his assignment to DVL of loans to FMF of approximately $112,000 and his release of all potential claims against DVL. DVL has fully reserved for such remaining obligations since their collectibility is uncertain at this time. If and when DVL collects on the remainder of its notes and subordinated debenture it will recognize income as received. DVL has received $170,000 from the sale of FMF from March 30,
1995 through May 15, 1996, which has been recorded as income.


                                       8
(D) Management's evaluation of the collateral underlying each loan in DVL's portfolio previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment requirements on certain indebtedness.

(E) In April 1994, DVL completed a settlement with a creditor, to whom DVL was obligated as guarantor of an affiliate's indebtedness of approximately $5 million.
Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor had the right to put the shares back to DVL and
DVL was required to pay the creditor the guaranteed value in installments over twelve months, including a $90,000 payment due in July 1995. This agreement was modified twice to provide for lower payments through May 1996 at which point the remaining balance of approximately $327,000 will be due. DVL has provided for a reserve of $313,000 at March 31, 1996, based upon the amount due to such creditor, including projected interest payments, less DVL's valuation of the remaining 272,000 shares held by the creditor.

(F) In December 1995, DVL completed its obligations under a 1993 settlement ("Shareholder Settlement") of its class action litigation. The Shareholder Settlement, which was approved by the court in 1993, provided that DVL would issue the plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of
$1.50
per share (or notes to cover any deficiency in the event that aggregate market value was less than $1,340,000); (2) $9,000,000 face value of notes due in ten years, with interest at 10% payable in kind for five years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to
110% of the face value of the notes (valued in 1993 at $3,690,000 by an independent investment banker) and (3) $1,400,000 plus interest at 3% from August 16, 1993 and expenses, payable in cash or common stock. In December 1995, DVL issued the 900,000 shares of common stock and as a result of the deficiency in its market value, issued additional notes with the same terms, in the face amount of $1,386,351 (valued at $330,000 by DVL). In payment of the $1.4 million plus interest and expenses, DVL issued 4,017,582 shares of common stock in December 1995.

     In the aggregate, DVL issued notes with a face value of $10,386,851. Commencing January 1994, interest on the initial $9,000,000 of notes was imputed based upon DVL's carrying costs of such notes resulting in an effective interest rate of approximately 19%. Since October 1, 1995, interest on all of the notes is being imputed based upon an effective interest rate of approximately 16.325%. The
Shareholder Settlement resulted in a loss of $6,400,000 which was fully provided for in 1992.

        In addition, DVL has settled virtually all of its remaining litigation but remains a defendant in certain litigation. Based upon pending litigation, management accrued a reserve of $154,000 at March 31, 1996 (see "Legal Proceedings").

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




     In December 1995, DVL reached a settlement with its final unsettled creditor and recognized a gain on the settlement of indebtedness of $6.1 million. The restructured indebtedness required a $400,000 payment at closing and requires five quarterly payments totaling $600,000 commencing June 30, 1996. If such remaining payments are made, DVL would recognize additional gains of approximately $7.4 million.

     In March 1996, DVL was able to make prepayments to a creditor from the proceeds of a refinancing of first mortgages of approximately $2,652,000. Pursuant to a previously negotiated discount agreement, the amount due to such creditor was
reduced by an additional $604,000 which, was recognized as an extraordinary gain on the settlement of indebtedness in the first quarter of 1996. In addition, in April and May 1996 DVL made additional prepayments to the same creditor of $987,000 from additional refinancings. Such payments resulted in additional reductions of
$785,000 which will be recognized as an extraordinary gain on the settlement of indebtedness in the second quarter of 1996.

     In March 1996, pursuant to a previously arranged discount agreement, DVL paid one of its creditors $690,000 in full satisfaction of a loan which had the effect of releasing back to DVL certain limited partner investor notes and units and a collateral assignment of all of its interest in certain master lease positions. The release of the above collateral will help reduce DVL's operating cash flow deficiency. In connection with this transaction, DVL recognized an extraordinary gain on the settlement of indebtedness of $442,000 in the first quarter of 1996.

(H) DVL accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS
109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. At December 31, 1995, DVL had approximately $65 million of net operating loss carryforwards available to offset future taxable income, if any, expiring through
2010. Until management anticipates the realization of such future tax benefits, DVL's deferred tax asset of approximately $36 million will be fully reserved for.

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

Results of Operations
---------------------

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
-------------------------------------------------------------------------------

        DVL realized net income of $348,000 for the three months ended March 31, 1996, compared to net income of $731,000 for the corresponding 1995 period, a change of $383,000. The income in 1996 was primarily a result of the extraordinary gains realized upon DVL's prepayments to a creditor and the discount received upon the payoff of indebtedness to another creditor. The income in 1995 was primarily a result of the extraordinary gains realized upon the restructuring of indebtedness with one creditor. DVL's operating losses partially offset the extraordinary gains recognized in 1996 and 1995. The operating loss decreased by $373,000 in 1996. The effects of these items and the other factors contributing to the net loss are as follows:

        Interest income on mortgage loans due from affiliates decreased by
$51,000
primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties.

        Management fees from partnerships decreased by $2,000. This reduction in fees is due to the liquidation of certain partnerships during 1995 and 1996. This reduction was partially offset by a 4% increase in the fees from the remaining partnerships and by the collection of fees in 1996 by partnerships which were in default in 1995.

        Transaction and other fees from partnerships aggregating $94,000 in 1996 and $134,000 in 1995 principally represent the fees received upon the sale of certain partnership properties.

        Rent income from affiliated partnerships increased by $9,000 in 1996 due to the receipt of rent from partnerships previously in default.
                                       11

        Interest income on loans to limited partners decreased by $43,000 due to the fact that as of December 31, 1995 all remaining partner loans were deemed non-performing. The $4,000 of interest income in 1996 represents collections in excess of the carrying value for certain loans.

        Other income represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses decreased by $140,000 primarily as a result of a decrease in payroll and related costs incurred in 1996. Based upon the
Asset Servicing Agreement entered into with NPO, general and administrative expenses are expected to increase during the remainder of 1996. The expenses incurred in connection with the Asset Servicing Agreement are expected to be offset by reductions in compensation paid to DVL employees upon consummation of the Loan
Agreement.

        Legal and professional fees decreased by $131,000 primarily as a result of the decreased legal activity after the finalization of certain litigation settlements. In addition, in 1995 DVL incurred costs relating to an investment advisor to assist in raising debt or equity financings.

        Interest expense decreased by $246,000 in 1996 primarily as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness. These decreases were partially offset by an increase of $25,000 of imputed interest on the notes issued in connection with the Shareholder Settlement.
The decrease in indebtedness is primarily the result of DVL reaching an agreement with its final unsettled creditor in 1995, as well as from significant payments made to creditors from collections on the collateral pledged to secure such indebtedness. Such collections were principally obtained from the satisfaction of certain loans upon the sale of partnership properties and from the refinancing of first mortgages (See "Liquidity and Capital Resources"). Management anticipates that such interest expense will continue to decline in 1996 as a result of the completed settlement with DVL's final unsettled creditor, as well as from significant principal payments made to other creditors. However, this decline will be partially offset by an increase in interest expense on the $10.3 million of notes issued in connection with the Shareholder Settlement and from interest expense on the Loan Agreement in excess of interest expense on the existing indebtedness to be satisfied, if consummated (see Note B).

        Management's re-evaluation of the collateral underlying each loan resulted in a provision for losses aggregating $56,000 during the three months ended March
31, 1996. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment obligations on certain indebtedness.

Liquidity and Capital Resources
-------------------------------

        DVL continues to experience liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with proceeds from the sale or refinancing of assets and equity financings (see Note B). There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

        DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income to shareholders and allowed DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT.
DVL



                                       12
does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $65,000,000 which it may use as a "C" Corporation to offset future taxable income, if any, subject to certain limitations, from federal income taxes.

        DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, which was used to satisfy indebtedness. In 1996, DVL refinanced 19 mortgages which have generated approximately $6 million which has also been used to satisfy indebtedness. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished considerably.

        During 1994 and 1995, DVL reached settlements with its remaining unsettled creditors. The settlements resulted in a reduction in indebtedness and a restructuring of the remaining repayment requirements (see Note G).

        As previously discussed, DVL is seeking replacement financing to meet its mandatory repayment requirements and its other cash needs. DVL is also requesting extensions of the mandatory repayment requirements from its creditors. Although, if consummated, the proposed loan transaction discussed in Note B will extend DVL's mandatory repayment requirements to certain creditors, there can be no assurance that DVL will be able to meet the new lenders' and other existing lenders mandatory repayment requirements. In addition, DVL will still have to raise funds to meet its current operating cash flow deficiencies.

Impact of Inflation and Changes in Interest Rates
-------------------------------------------------

        DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Although management has restructured certain indebtedness and is negotiating to restructure other indebtedness to fixed rates, DVL's indebtedness continues to be primarily at variable rates. Therefore, decreases in interest rates are generally expected to have a positive effect on DVL's earnings while increases in interest rates are generally expected to have a negative effect on DVL's earnings. Other than as manifested in interest rates, inflation has not had a significant effect on DVL's net income for the past five years.


Part II - Other Information

Item 1.  Legal Proceedings

     Substantial progress has been made in resolving various litigation brought against DVL and/or its Board members and certain current and former officers and affiliates by shareholders, banks and others. The following is a summary of the status of all material outstanding cases, as well as cases settled in 1996.

     A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. The defendants recently prevailed on a motion for summary judgment in this case and have defeated plaintiffs' motion for reconsideration. Plaintiffs have filed a notice of appeal in the Supreme Court of the State of Delaware. Plaintiffs in IN RE DEL-VAL have permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants in IN RE DEL-VAL.


                                       13

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

     Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability.
DVL commenced an action against its insurance broker and Federal entitled
DEL-VAL
FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision and as part of a settlement in certain shareholder derivative actions in the Superior Court of New
Jersey, DVL assigned its rights to pursue Federal to those derivative plaintiffs.

     DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD") which was filed on March 21, 1994 in the Superior Court of the State of California, for the County of Riverside, Palm Springs Branch, Civil
Case No. 74197 in which plaintiff sought contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard Capital, Inc. in the Superior Court, State of California. This action is based on complaints by an investor with a $350,000 investment in an affiliated limited partnership alleging that the investor's broker sold to her unsuitable investments. DVL defended the case and Plaintiff has voluntarily dismissed the action without prejudice. On March 22, 1996, the petitioner in the underlying matter against Vanguard Capital and other parties, in the Superior Court of Los Angeles as case no. BS036316, filed a motion to vacate a NASD arbitration award made in July 1995 against Vanguard Capital and other parties, naming DVL as a respondent. On April 4, 1996, the Court denied Plaintiff's petition and no further action has been taken in VANGUARD.

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


Item 3.  Defaults Upon Senior Securities
         -------------------------------

        There are currently no defaults by DVL upon senior securities.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        There were no reports on Form 8-K filed during the three months ended March
31, 1996.




                                       14

EXHIBIT 27 - Financial Data Schedule
             -----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.


                                        By:  Joel Zbar
                                             ------------------------
                                             Joel Zbar, Treasurer and
                                             Chief Accounting Officer

May 17, 1996














































                                       15