Form 10-K/A
period 1995-12-31
DVL INC /DE/
filed 1996-07-11
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

(Amendment reflects change made to short-term debt in Financial Data Schedule to agree to Financial Statements)

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
- -------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
      -----------------------------             -----------------------
      Common Stock, $.01 par value              National Association of
                                                Securities Dealers, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    ----

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
                                                     ========       ========      =========       =======        ========


                                                                         Consolidated Balance Sheet Data
                                                                                 (In thousands)
                                                                               As At December 31,


                                                       1991           1992           1993           1994           1995
                                                       ----           ----           ----           ----           ----
Total assets                                         $132,171       $ 97,938       $72,048        $54,085        $41,499
                                                     ========       ========       =======        =======        =======

Long-term debt (C)                                   $ 43,450       $ 48,094       $37,270        $32,018        $32,290
                                                     ========       ========       =======        =======        =======

Short-term debt (C)                                  $ 41,269       $ 23,486       $12,564        $   215        $ 1,060
                                                     ========       ========       =======        =======        =======


Shareholders' equity (capital
 deficiency)                                         $  9,447        $ 2,931       $ 5,660        $(5,131)       $(1,330)
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

Date: July 11, 1996
                                     DVL, INC.


                                     By: /s Joel Zbar
                                        --------------------------
                                        Joel Zbar
                                        Chief Financial and
                                        Operating Officer