Form 10-K/A
period 1995-12-31
DVL INC /DE/
filed 1996-07-12
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 3

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
                                                     ========       ========      =========       =======        ========


                                                                         Consolidated Balance Sheet Data
                                                                                 (In thousands)
                                                                               As At December 31,


                                                       1991           1992           1993           1994           1995
                                                       ----           ----           ----           ----           ----
Total assets                                         $132,171       $ 97,938       $72,048        $54,085        $41,499
                                                     ========       ========       =======        =======        =======

Long-term debt (C)                                   $ 43,450       $ 48,094       $37,270        $32,018        $32,290
                                                     ========       ========       =======        =======        =======

Short-term debt (C)                                  $ 41,269       $ 23,486       $12,564        $14,019        $ 1,060
                                                     ========       ========       =======        =======        =======


Shareholders' equity (capital
 deficiency)                                         $  9,447        $ 2,931       $ 5,660        $(5,131)       $(1,330)
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

Date: July 12, 1996
                                     DVL, INC.


                                     By: /s Joel Zbar
                                        --------------------------
                                        Joel Zbar
                                        Chief Financial and
                                        Operating Officer