Form 10-Q
period 1996-06-30
DVL INC /DE/
filed 1996-08-13
CIK 215639

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                    FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -----------------------------------------------
                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to_______________________

Commission file number:    1-8356

                                  DVL, Inc.
- -----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858
- ------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                       07603
- ------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code      (201) 487-1300
                                                         --------------

- -----------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   Yes: X         No:
                                                    ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 13, 1996
- -----------------------------                  ------------------------------
Common Stock, $.01 par value                         14,279,450

                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.


            Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995                         1

            Consolidated Statements of Operations -
            Three Months Ended June 30, 1996 and 1995                   3
            Six Months Ended June 30, 1996 and 1995                     4

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995                     5

            Notes to Consolidated Financial Statements                  7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              11



Part II.    Other Information:

            Legal Proceedings                                          15

            Defaults upon Senior Securities                            16

            Exhibits and Reports on Form 8-K                           16

Part I - Financial Information (Note A)

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                       June 30,   December 31,
                                                         1996         1995
                                                       ---------  ------------
                                                      (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (Note B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $54,669 and $44,300, respectively)      $ 45,607     $ 54,501
     Unearned interest                                  (13,682)     (14,411)
                                                       --------     --------
      Net mortgage loans receivable from affiliated
       partnerships (including non-performing loans
       of $5,378 and $5,640, respectively)               31,925       40,090

   Others:
     Other mortgage loans                                 1,226        1,281
     Loans collateralized by limited partnership
      interests due from limited partners (all of
      which are non-performing loans)                     3,522        3,921
                                                      ---------    ---------
    Total loans receivable                               36,673       45,292
 Allowance for loan losses (Note D)                      11,961       12,225
                                                       --------     --------

 Net loans receivable                                    24,712       33,067

 Cash (including restricted cash of $800 and
  $602, respectively)                                     1,053        1,042
 Due from affiliated partnerships (net of an allowance
  for loss of $1,727)                                       114          114
 Investments
  Real estate at cost (net of accumulated
   depreciation) - pledged (net of an allowance for
   loss of $208)                                            289          289
  Real estate lease interests (Note G)                    2,140        2,300
  Affiliated limited partnerships (net of an allowance
   for loss of $531 and $583, respectively)               3,052        3,310
  Other investments (net of an allowance for loss
   of $400)                                                 667          697
 Other assets                                               689          680
                                                       --------     --------

        Total assets                                   $ 32,716     $ 41,499
                                                       ========     ========

See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

             LIABILITIES AND SHAREHOLDERS' CAPITAL DEFICIENCY
             ------------------------------------------------

                                                  June 30,     December 31,
                                                    1996           1995
                                                 -----------   ------------
                                                 (unaudited)
Liabilities:
  Short-term debt                                  $      -      $  1,060
  Long-term debt (Notes B and G)                     23,896        32,290
  Notes payable - litigation settlement
   (Note F)                                           6,119         5,642
  Convertible subordinated debentures                   462           458
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates (Note E)             287           353
  Accounts payable and accrued liabilities
   (Note F)                                           2,364         2,705
                                                   --------      --------

                      Total liabilities              33,128        42,508
                                                   --------      --------

Deferred credits                                        321           321
                                                   --------      --------


Commitments and contingent liabilities

Shareholders' capital deficiency (Note F):
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued - 14,279,450
   and 13,260,850, respectively                         143           133
   Additional paid-in capital                        94,330        94,135
   Deficit                                          (95,206)      (95,598)
                                                   --------      --------

     Total shareholders' capital deficiency            (733)       (1,330)
                                                   --------      --------


       Total liabilities and shareholders'
        capital deficiency                         $ 32,716      $ 41,499
                                                   ========      ========








See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                             June 30,
                                                       -------------------
                                                         1996       1995*
                                                       --------   --------
Income from affiliates (Note B):
  Interest on mortgage loans                           $    265   $    413
  Partnership management fees                               104        124
  Transaction and other fees from partnerships               75        307
  Rent income                                                 9          -
  Other income                                               24         19
Income from others:
  Interest on mortgage loans                                 25         33
  Interest on loans to limited partners                      10         69
  Other interest                                              5          3
  Other income (Note C)                                      30         35
                                                         --------   --------
                                                            547      1,003
                                                       --------   --------
Operating expenses:
  General and administrative                                607        797
  Legal and professional fees                                97        219
  Net provision for losses                                    -         85
Interest expense                                            608        933
Claim settlement and other litigation losses                   -        10
                                                       --------   --------
                                                          1,312      2,044
                                                       --------   --------
Loss before extraordinary gain                             (765)    (1,041)
Extraordinary gain on the settlement
 of indebtedness (Note G)                                   809          7
                                                       --------   --------
  Net income (loss) (Note H)                           $     44    $(1,034)
                                                       ========   ========



Earnings per share (Note I):
  Primary
   Loss before extraordinary gain                    $     (.05)  $    (.12)
   Extraordinary gain on the settlement of
    indebtedness                                            .06           -
                                                     ----------   ---------
   Net income (loss)                                 $      .01   $    (.12)
                                                     ==========   =========

Weighted average shares outstanding                  14,279,287   8,855,768
                                                     ==========   =========

* Reclassified for comparative purposes.


See accompanying notes to consolidated financial statements.

                                  3


                      DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                       -------------------
                                                         1996       1995*
                                                       --------   --------
Income from affiliates (Note B):
  Interest on mortgage loans                           $    542   $    741
  Management fees from partnerships                         217        239
  Transaction and other fees from partnerships              169        441
  Rent income                                                18          -
  Other income                                               26         21
Income from others:
  Interest on mortgage loans                                 56         69
  Interest on loans to limited partners                      14        116
  Other interest                                              8         11
  Other income (Note C)                                      40         85
                                                       --------   --------
                                                          1,090      1,723
                                                       --------   --------
Operating expenses:
  General and administrative                              1,044      1,374
  Legal and professional fees                               136        389
  Net provision for losses                                   56        174
Interest expense                                          1,317      1,888
Claim settlement and other litigation losses                  -         10
                                                       --------   --------
                                                          2,553      3,835
                                                       --------   --------

Loss before extraordinary gain                           (1,463)    (2,112)
Extraordinary gain on the settlement
 of indebtedness (Note G)                                 1,855      1,809
                                                       --------   --------
  Net income (loss) (Note H)                           $    392   $   (303)
                                                       ========   ========

Earnings per share (Note I):
  Primary
   Loss before extraordinary gain                    $     (.10)  $    (.24)
   Extraordinary gain on the settlement of
    indebtedness                                            .13         .21
                                                     ----------   ---------
   Net income (loss)                                 $      .03   $    (.03)
                                                     ==========   =========

Weighted average shares outstanding                  14,022,137   8,719,667
                                                     ==========   =========

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                                  4

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                 Six Months Ended
                                                      June 30,
                                              -----------------------
                                                 1996         1995*
                                              ---------     ---------
Cash flows from operating activities:
  Income (Loss) from continuing operations    $ (1,463)     $ (2,112)
  Adjustments to reconcile net cash provided
  by operating activities
   Net provision for losses                         55           174
   Claim settlement and other litigation losses      -            10
   Accrued interest added to indebtedness          198           339
   Depreciation and amortization                   227            36
   Decrease in unearned interest
    on loans receivable                            (29)          (63)
   Net increase (decrease) in accounts payable
    and accrued liabilities                        (68)          361
   Consideration paid in common stock                -           163
   Imputed interest on notes and debentures        481           426
   Net (increase) decrease in other assets        (123)          499
                                               -------        ------
     Net cash used in
      operating activities                        (722)         (167)
                                               -------        ------

Cash flows from investing activities:
  Collections on loans receivable (net of
   payments on underlying loans)                 8,350         2,528
  Net reductions in real estate lease
   interests                                       160            88
  Net collections on amounts due from
   affiliated partnerships                           -            84
  Distributions received on affiliated limited
   partnerships and other investments              186           311
                                               -------        ------

       Net cash provided by
        investing activities                     8,696         3,011
                                               -------        ------




* Reclassified for comparative purposes.







See accompanying notes to consolidated financial statements.

                                       5

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                Six Months Ended
                                                     June 30,
                                              ----------------------
                                                1996         1995*
                                              ---------     --------
Cash flows from financing activities:
  Increase in indebtedness                    $      -      $    448
  Repayment of guaranteed indebtedness             (66)          (28)
  Repayment of indebtedness                     (7,897)       (4,083)
                                              --------      --------
   Net cash used in financing activities        (7,963)       (3,663)
                                              --------      --------
  Net increase (decrease) in cash                   11          (819)
  Cash - beginning                               1,042         1,350
                                              --------      --------
  Cash - end                                  $  1,053      $    531
                                              ========      ========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    529      $    635
                                              ========      ========
Supplemental disclosure of non-cash
 investing and financing activities:
   Net loans transferred to settle
    indebtedness                              $      -      $  1,379
                                              ========      ========
   Investments in affiliated partnerships
    transferred to settle litigation claims   $    108      $      -
                                              ========      ========
   Net reduction in indebtedness pursuant
    to creditor settlements and prepayment
    discounts including accrued interest      $  1,855      $  1,809
                                              ========      ========
   Reduction in accounts payable and
    accrued liabilities upon issuance of
    common stock                              $    160      $      7
                                              ========      ========
   Increase in other assets upon issuance
    of common stock                           $     46      $      -
                                              ========      ========
   Prepaid extension fee added to
    indebtedness                              $    100      $      -
                                              ========      ========
   Reduction in loans due from limited
    partners upon receipt of investments
    in affiliated partnership                 $      6      $      -
                                              ========      ========

* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                                  6
                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements for operations and to meet its mandatory repayment requirements. As a result, DVL is liquidating and refinancing certain assets and had been seeking equity based financings to meet such obligations. DVL has entered into a loan agreement with NPM Capital LLC ("NPM") as discussed below. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably. DVL has mandatory repayment requirements by September 30, 1996 of approximately $2,780,000 which are expected to be paid from the loan with NPM, if consummated. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt repayments.


        DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory repayment requirements to its creditors; (2) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (3) the return to profitable operations. If DVL is unsuccessful in achieving a short term solution to its liquidity problems and is unable to meet its mandatory repayment requirements or obtain further extensions and does not return to profitable operations; then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On March 27, 1996, DVL and NPM entered into a Loan Agreement (the "Loan Agreement") pursuant to which NPM agreed to purchase three loans from various creditors and to lend DVL funds which would be used to satisfy another creditor and to make principal installment payments of $600,000 on DVL's obligation to an additional creditor. All such funds will be consolidated into a single note with NPM (the "Loan"). These five loans had an aggregate balance at June 30, 1996 of approximately $9,090,000. Three of these loans, which had aggregate outstanding balances at June 30, 1996 of approximately $2,780,000 mature by September 30, 1996. DVL will use the proceeds of the NPM Loan to prepay two of the five loans with negotiated discounts of approximately $2,800,000. Based upon the June 30, 1996 balances due to such creditors plus accrued interest through the date of closing (estimated at September 30, 1996) less the expected discounts of approximately $2,800,000, DVL expects the amount to be loaned by NPM at closing, including costs discussed below, to be approximately $5,200,000. The Loan will be payable over six years with interest at the rate of 10.25%
                                7
per year. DVL is only required to pay to NPM the cash flow generated from NPM's primary collateral, but in no event less than 5.25% per annum. In consideration for NPM's loan, which will enable DVL to avail itself of all such discounts, and for providing DVL with the extended payment schedule, the principal amount of the Loan will be increased by $3,150,000 to approximately $8,350,000. Moreover, the principal amount of the Loan will be further increased by the additional $600,000 to be loaned for payments to another creditor. Included in the Loan balance are NPM's costs incurred in connection with this transaction in excess of $175,000, estimated to be $500,000. The internal rate of return to NPM on this loan will be approximately 27.5% assuming that payments are made at the required repayment dates pursuant to the terms of the Loan. For financial reporting purposes, the Company will not recognize a gain or a loss on this transaction. The negotiated discounts of approximately $2,800,000 will be amortized over the life of the Loan resulting in an effective interest rate for financial reporting purposes of 11.7% exclusive of any amortization of debt discount in connection with the issuance of the warrants described below.

     In connection with the transactions contemplated by the Loan Agreement, DVL and NPO Management LLC ("NPO"), an affiliate of NPM, have entered into an Asset Servicing Agreement, subject to shareholder ratification, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1998) over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, for two years and to defer a reduced amount through the third year. DVL had accrued service fees, including interest, of $104,000 as of June 30, 1996. DVL anticipates that by outsourcing such services it will be able to reduce its overhead in the future, thereby, at least partially offsetting the costs of such services.

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

   Consummation of the transactions contemplated by the Loan Agreement, including the Loan and the issuance of the Shares and the Warrants are subject to certain conditions, including shareholder approval. If approved, DVL anticipates closing these transactions by September 30, 1996.

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

                                 8
has fully reserved for such remaining obligations since their collectibility is uncertain at this time. If and when DVL collects on the remainder of its notes and subordinated debenture it will recognize income as received. DVL has received $200,000 from the sale of FMF from March 30, 1995 through August 13, 1996, which has been recorded as income.

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

(E) In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor had the right to put the shares back to DVL and DVL was required to pay the creditor the guaranteed value in installments over twelve months, including a $90,000 payment due in July 1995. This agreement was modified twice to provide for lower payments through May 1996 at which point the remaining balance of approximately $327,000 was due. DVL is currently negotiating an additional extension with this creditor. DVL has provided for a reserve of $287,000 at June 30, 1996, based upon the amount due to such creditor, including projected interest payments, less DVL's valuation of the remaining 272,000 shares held by the creditor.

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

        In addition, DVL has settled virtually all of its remaining litigation but remains a defendant in certain litigation. Based upon pending litigation, management accrued a reserve of $148,000 at June 30, 1996 (see "Legal Proceedings").

(G) During 1994, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and closed in the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of approximately $1.8 million in the first quarter of 1995.
                                 9
     In December 1995, DVL reached a settlement with its final unsettled creditor and recognized a gain on the settlement of indebtedness of $6.1 million. The restructured indebtedness required a $400,000 payment at closing and requires five quarterly payments totaling $600,000 commencing June 30, 1996. DVL has already paid the June 30th and September 30th installments pursuant to this settlement. If the remaining payments are made, DVL would recognize an additional gain of approximately $7.4 million.

     In March 1996, DVL was able to make prepayments to a creditor from the proceeds of a refinancing of first mortgages of approximately $2,652,000. Pursuant to a previously negotiated discount agreement, the amount due to such creditor was reduced by an additional $604,000 which was recognized as an extraordinary gain on the settlement of indebtedness in the first quarter of 1996. In addition, in April and May 1996 DVL made additional prepayments to the same creditor of $987,000 from additional refinancings. Such payments resulted in additional reductions of $788,000 which were recognized as an extraordinary gain on the settlement of indebtedness in the second quarter of 1996.

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

    In May 1996, DVL made a payment of $329,000 to a creditor which resulted in a extraordinary gain on the settlement of indebtedness of $21,000 pursuant to a previously negotiated discount.

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

        DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make its mandatory repayment requirements to its creditors; (2) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (3) the return to profitable operations. If DVL is unsuccessful in achieving a short term solution to its liquidity problems, and is unable to meet its mandatory repayment requirements or obtain further extensions and return to profitable operations, then it may not be able to continue as a going concern.

Results of Operations
- ---------------------

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- ----------------------------------------------------------------------------
        DVL realized net income of $44,000 for the three months ended June 1996, compared to a net loss of $1,034,000 for the corresponding 1995 period, a change of $1,078,000. The income in 1996 was primarily a result of the extraordinary gains realized upon DVL's prepayments to a creditor principally offset by DVL's continued operating losses including a reduction in transaction fees. The loss in 1995 was primarily a result of DVL's continued operating losses. The operating loss decreased by $276,000 in 1996. The effects of these items and the other factors contributing to net income are as follows:

        Interest income on mortgage loans due from affiliates decreased by $148,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties.

        Management fees from partnerships decreased by $20,000. This reduction in fees is due to the liquidation of certain partnerships during 1995 and 1996. This reduction was partially offset by a 4% increase in the fees from the remaining partnerships and by the collection of fees in 1996 by partnerships which were in default in 1995.

        Transaction and other fees from partnerships aggregating $75,000 in 1996 and $307,000 in 1995 principally represent the fees received upon the sale of certain partnership properties.

        Rent income from affiliated partnerships increased by $9,000 in 1996 due to the receipt of rent from partnerships previously in default.

        Interest income on loans to limited partners decreased by $59,000 due
                               11
to the fact that as of December 31, 1995 all remaining partner loans were deemed non-performing. The $10,000 of interest income in 1996 represents collections in excess of the carrying value for certain loans.

        Other income from others represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses decreased by $190,000 primarily as a result of a decrease in payroll and related costs incurred in 1996, and the accrual of $186,000 in 1995 for the value of performance units granted to certain officers partially offset by the fees earned by NPO pursuant to the Asset Servicing Agreement. Based upon the Asset Servicing Agreement entered into with NPO, general and administrative expenses are expected to increase until existing compensation can be reduced. The expenses incurred in connection with the Asset Servicing Agreement are expected to be at least partially offset by reductions in compensation paid to DVL employees after consummation of the Loan Agreement.

        Legal and professional fees decreased by $122,000 primarily as a result of the decreased legal activity after the finalization of certain litigation settlements. In addition, in 1995 DVL incurred costs of $21,000 relating to an investment advisor to assist in raising debt or equity financings.

        Interest expense decreased by $325,000 in 1996 primarily as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness. These decreases were partially offset by an increase of $244,000 of imputed interest on the notes issued in connection with the Shareholder Settlement. The decrease in indebtedness is primarily the result of DVL reaching an agreement with its final unsettled creditor in 1995, as well as from significant payments made to creditors from collections on the collateral pledged to secure such indebtedness. Such collections were principally obtained from the satisfaction of certain loans upon the sale of partnership properties and from the refinancing of first mortgages (See "Liquidity and Capital Resources"). Management anticipates that such interest expense will continue to decline in 1996 as a result of the completed settlement with DVL's final unsettled creditor, as well as from significant principal payments made to other creditors. However, this decline will be partially offset by an increase in interest expense on the $10.3 million of notes issued in connection with the Shareholder Settlement and from interest expense on the Loan Agreement in excess of interest expense on the existing indebtedness to be satisfied, if consummated (see Note B).

        Management's re-evaluation of the collateral underlying each loan did not result in any net additional provision for losses during the three months ended June 30, 1996. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment obligations on certain indebtedness.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
- ----------------------------------------------------------------------------
        DVL realized net income of $392,000 for the six months ended June 30, 1996, as compared to a net loss of $303,000 for the corresponding 1995 period, a change of $695,000. The income in 1996 was primarily a result of the extraordinary gains realized upon DVL's prepayments to a creditor and the discount received upon the payoff of indebtedness to another creditor partially offset by DVL's continued operating losses including a reduction in transaction fees. The loss in 1995 was primarily a result of DVL's continued operating losses partially offset by the extraordinary gain realized upon the restructuring of indebtedness with one creditor. The operating loss decreased by $649,000 in 1996. The effects of these items and the other factors contributing to the income are as follows:

                               12
        Interest income on mortgage loans due from affiliates decreased by $199,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties.
        Management fees from partnerships decreased by $22,000 as a result of the liquidation of certain partnerships during 1995 and 1996. This reduction was partially offset by a 4% increase in the fees from the remaining partnerships and by the collection of fees in 1996 by partnerships which were in default in 1995.

        Transaction and other fees from partnerships aggregating $169,000 in 1996 and $441,000 in 1995 principally represent the fees received upon the sale of certain partnership properties.

        Rent income from affiliated partnerships increased by $18,000 due to the receipt of rent from partnerships previously in default.

         Interest income on loans to limited partners decreased by $102,000 due to the fact that as of December 31, 1995 all remaining partner loans were deemed non-performing. The $14,000 of interest income in 1996 represents collections in excess of carrying value for certain loans.

        Other income from others represents collections on the note obtained by DVL from the sale of FMF.

        General and administrative expenses decreased by $330,000 primarily as a result of a decrease in payroll and related costs incurred in 1996 and the accrual for the value of performance units granted to certain officers of $186,000 in 1995 partially offset by the fees earned by NPO pursuant to the Asset Servicing Agreement.

        Legal and professional fees decreased by $153,000 primarily as a result of the decreased legal activity after the finalization of certain litigation settlements. In addition, in 1995 DVL incurred costs of $49,000 relating to an investment advisor to assist in raising debt or equity financings.

        Interest expense decreased by $571,000 in 1996 primarily as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness. These decreases were partially offset by an increase of $477,000 of imputed interest on the notes issued in connection with the Shareholder Settlement. The decrease in indebtedness is primarily the result of DVL reaching an agreement with its final unsettled creditor in 1995, as well as from significant payments made to creditors from collections on the collateral pledged to secure such indebtedness. Such collections were principally obtained from the satisfaction of certain loans upon the sale of partnership properties and from the refinancing of first mortgages (See "Liquidity and Capital Resources"). Management anticipates that such interest expense will continue to decline in 1996 as a result of the completed settlement with DVL's final unsettled creditor, as well as from significant principal payments made to other creditors. However, this decline will be partially offset by an increase in interest expense on the $10.3 million of notes issued in connection with the Shareholder Settlement and from interest expense on the Loan Agreement in excess of interest expense on the existing indebtedness to be satisfied, if consummated (see Note B).

        Management's re-evaluation of the collateral underlying each loan resulted in a provision for losses aggregating $56,000 during the six months ended June 30, 1996. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment obligations on certain indebtedness.

                               13
Liquidity and Capital Resources
- -------------------------------

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

        As previously discussed, DVL is seeking replacement financing to meet its mandatory repayment requirements and its other cash needs. Although, if consummated, the proposed loan transaction discussed in Note B will extend DVL's mandatory repayment requirements to certain creditors, there can be no assurance that DVL will be able to meet the new lender's and other existing lenders' mandatory repayment requirements. In addition, DVL will still have to raise funds to meet its current operating cash flow deficiencies.

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







                               14
Part II - Other Information
Item 1.  Legal Proceedings

     Substantial progress has been made in resolving various litigation brought against DVL and/or its Board members and certain current and former officers and affiliates by shareholders, banks and others. The following is a summary of the status of all material outstanding cases.

     A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. The defendants recently prevailed on a motion for summary judgment in this case and have defeated plaintiffs' motion for reconsideration. Plaintiffs have filed an appeal in the Supreme Court of the State of Delaware. Plaintiffs in IN RE DEL-VAL SECURITIES LITIGATION ("IN
RE DEL-VAL"), the stockholder class action settled in 1993, have permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants in IN RE DEL-VAL.

     Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. On January 13, 1995, the New York Court in this matter, decided that the plaintiffs' insurance excluded coverage of these matters. Further, as part of a settlement in certain shareholder derivative actions in the Superior Court of New Jersey, DVL assigned its rights to pursue Federal and DVL's broker to those derivative plaintiffs and on March 18, 1996, plaintiffs in the derivative actions filed an appeal of the January 13, 1995 Order.
Oral argument was heard on the appeal by the New York Appellate Division, First Department on June 6, 1996. The New York Appellate Division rendered a decision, which was entered on July 2, 1996, denying plaintiffs' appeal. Plaintiffs subsequently, on August 1, 1996, filed a motion for leave to appeal the New York Appellate Division's decision to the New York Court of Appeals. Plaintiffs await the New York Appellate Division's decision on the latter application.

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

     DVL is named as a defendant in a class action entitled PHILLIP AND CHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Capital Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. DVL believes this case has no merit and continues to defend vigorously.
                               15

Item 3.  Defaults Upon Senior Securities
         -------------------------------
        There are currently no defaults by DVL upon senior securities.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        There were no reports on Form 8-K filed during the three months ended June 30, 1996.



EXHIBIT 27 - Financial Data Schedule
             -----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DVL, INC.


                                        By:JOEL ZBAR
                                           Joel Zbar, Treasurer and
                                           Chief Accounting Officer

August 13, 1996