Form 10-Q
period 1996-09-30
DVL INC /DE/
filed 1996-11-14
CIK 215639

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                    FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ----------------------------------------------
                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to________________________

Commission file number:    1-8356

                                  DVL, Inc.
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858
------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                       07603
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code      (201) 487-1300
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                                    ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at November 14, 1996
  ----------------------------              --------------------------------
  Common Stock, $.01 par value                         15,479,450





                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.
                                                                    --------

            Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995                   1

            Consolidated Statements of Shareholder's
            Equity/Capital Deficiency for the period
             ended September 30, 1996                                  3

            Consolidated Statements of Operations -
            Three Months Ended September 30, 1996 and 1995             4
            Nine Months Ended September 30, 1996 and 1995              6

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995              8

            Notes to Consolidated Financial Statements                10

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations             15



Part II.    Other Information:

            Legal Proceedings                                         20

            Defaults upon Senior Securities                           22

            Exhibits and Reports on Form 8-K                          22

Part I - Financial Information (Note A)

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                     September 30,  December 31,
                                                         1996           1995
                                                     ------------   ------------
                                                      (unaudited)
 Loans receivable, including amounts maturing
  after one year - principally pledged (Note B)
   Affiliates:
     Wrap around and other mortgages due from
      affiliated partnerships (net of underlying
      liens of $53,378 and $44,300, respectively)        $ 44,599       $ 54,501
     Unearned interest                                    (12,976)       (14,411)
                                                         --------       --------
      Net mortgage loans receivable from affiliated
       partnerships (including non-performing loans
       of $5,373 and $5,640, respectively)                 31,623         40,090

   Others:
     Other mortgage loans                                   1,198          1,281
     Loans collateralized by limited partnership
      interests due from limited partners (all
      of which are non-performing loans)                    3,202          3,921
                                                         --------       --------
    Total loans receivable                                 36,023         45,292
 Allowance for loan losses (Note D)                        12,021         12,225
                                                         --------       --------

 Net loans receivable                                      24,002         33,067

 Cash (including restricted cash of $228 and
  $602, respectively)                                         719          1,042
 Due from affiliated partnerships (net of an
  allowance for loss of $1,727)                               114            114
 Investments
  Real estate at cost (net of accumulated
   depreciation) - pledged (net of an allowance
   for loss of $208)                                          289            289
  Real estate lease interests (Note G)                      2,023          2,300
  Affiliated limited partnerships (net of an allowance
   for loss of $538 and $583, respectively)                 3,046          3,310
 Other investments (net of an allowance for loss
  of $400)                                                    667            697
 Other assets                                                 961            680
                                                         --------       --------

        Total assets                                     $ 31,821       $ 41,499
                                                         ========       ========

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

             LIABILITIES AND SHAREHOLDERS' EQUITY/CAPITAL DEFICIENCY
             -------------------------------------------------------

                                                     September 30,  December 31,
                                                         1996           1995
                                                     ------------   ------------
                                                      (unaudited)

Liabilities:
  Short-term debt                                        $      -       $  1,060
  Long-term debt (Notes B and G)                           16,339         32,290
  Notes payable - litigation settlement
   (Note F)                                                 6,372          5,642
  Other liabilities (Note E)                                  200            353
  Convertible subordinated debentures                         333            458
  Accounts payable and accrued liabilities
   (Note F)                                                 2,371          2,705
                                                         --------       --------

                      Total liabilities                    25,615         42,508
                                                         --------       --------

Deferred credits                                              321            321
                                                         --------       --------


Commitments and contingent liabilities

Shareholders' equity/capital deficiency (Note F):
  Preferred stock $10.00 par value, authorized -
   100 shares, issued - 100                                     1              -
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued - 15,479,450
   and 13,260,850, respectively                               155            133
   Additional paid-in capital                              95,086         94,135
   Deficit                                                (89,357)       (95,598)
                                                         --------       --------

     Total shareholders' equity/capital deficiency          5,885         (1,330)
                                                         --------       --------


       Total liabilities and shareholders'
        equity/capital deficiency                        $ 31,821       $ 41,499
                                                         ========       ========






See accompanying notes to consolidated financial statements.

                                          DVL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (in thousands except share data)


                                      Preferred Stock        Common Stock     Additional
                                     ------------------   ------------------   paid-in
                                       Shares    Amount     Shares    Amount   capital     Deficit      Total
                                     ----------  ------   ----------  ------  ----------  ---------   ---------
Balance-January 1, 1996                                   13,260,850  $  133  $   94,135  $ (95,598)  $  (1,330)

Issuance of common stock in
 satisfaction of certain claims                              290,000       3          46                     49

Issuance of common stock in
 connection with the modification
 of the convertible subordinated
 debentures                                                  728,600       7         151                    158

Issuance of common stock in
 connection with a creditor
 settlement                                                  200,000       2          48                     50

Issuance of common stock in
 connection with the Loan from
 NPM Capital LLC (Note B)                                  1,000,000      10         190                    200

Issuance of preferred stock in
 connection with the Loan from
 NPM Capital LLC (Note B)                   100  $    1                                                       1

Issuance of warrants in connection
 with the Loan from NPM Capital LLC
 (Note B)                                                                            516                    516

Net income                                                                                    6,241       6,241
                                     ----------  ------   ----------  ------  ----------  ---------   ---------
Balance-September 30, 1996                  100  $    1   15,479,450  $  155  $   95,086  $ (89,357)  $   5,885
                                     ==========  ======   ==========  ======  ==========  =========   =========

See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                       Three Months Ended
                                                           September 30,
                                                     -----------------------
                                                         1996        1995*
                                                     ----------   ----------
Income from affiliates (Note B):
  Interest on mortgage loans                         $      239   $      306
  Partnership management fees                               111          134
  Transaction and other fees from partnerships              114          135
  Rent income                                                10            5
  Other income                                                2           13
Income from others:
  Interest on mortgage loans                                 27           33
  Interest on loans to limited partners                       -           54
  Other interest                                              6           17
  Other income (Note C)                                     220           35
                                                     ----------   ----------
                                                            729          732
                                                     ----------   ----------
Operating expenses:
  General and administrative                                604          292
  Legal and professional fees                                99          170
  Net provision for losses                                    9          640
Interest expense                                            587        1,017
                                                     ----------   ----------
                                                          1,299        2,119
                                                     ----------   ----------

Loss before extraordinary gain                             (570)      (1,387)
Extraordinary gain on the settlement of
 indebtedness (net of income tax of $100 in 1996)
 (Note G)                                                 6,419            -
                                                     ----------   ----------
  Net income (loss)                                  $    5,849  $    (1,387)
                                                     ==========   ==========


* Reclassified for comparative purposes.















See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                  (continued)
                                  (unaudited)


                                                         Three Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1996         1995
                                                     ----------   ----------
Primary earnings per share (Note I):

   Loss before extraordinary gain                    $     (.04)  $     (.15)
   Extraordinary gain on the settlement
    of indebtedness                                         .45            -
                                                     ----------   ----------
   Net income (loss)                                 $      .41   $     (.15)
                                                     ==========   ==========




Weighted average shares outstanding                  14,386,977    9,210,661
                                                     ==========   ==========
































See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                  (unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1996         1995*
                                                     ----------   ----------
Income from affiliates (Note B):
  Interest on mortgage loans                         $      781   $    1,047
  Partnership management fees                               328          373
  Transaction and other fees from partnerships              283          576
  Rent income                                                28            5
  Other income                                               28           34
Income from others:
  Interest on mortgage loans                                 83          102
  Interest on loans to limited partners                      14          170
  Other interest                                             14           28
  Other income (Note C)                                     260          120
                                                     ----------   ----------
                                                          1,819        2,455
                                                     ----------   ----------
Operating expenses:
  General and administrative                              1,648        1,694
  Legal and professional fees                               235          531
  Net provision for losses                                   65          814
Interest expense                                          1,904        2,905
Claim settlement and other litigation losses                  -           10
                                                     ----------   ----------
                                                          3,852        5,954
                                                     ----------   ----------
Loss before extraordinary gain                           (2,033)      (3,499)
Extraordinary gain on the settlement of
 indebtedness (net of income tax of $100 in 1996)
 (Note G)                                                 8,274        1,809
                                                     ----------   ----------
  Net income (loss)                                  $    6,241   $   (1,690)
                                                     ==========   ==========



* Reclassified for comparative purposes.










See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (continued)
                                  (unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1996         1995
                                                     ----------   ----------
Primary earnings per share (Note I):

   Loss before extraordinary gain                    $     (.14)  $     (.39)
   Extraordinary gain on the settlement of
    indebtedness                                            .58          .20
                                                     ----------   ----------
   Net income (loss)                                 $      .44   $     (.19)
                                                     ==========   ==========





Weighted average shares outstanding                  14,126,052    8,907,825
                                                     ==========   ==========

































See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1996         1995*
                                                     ----------   ----------
Cash flows from operating activities:
  Loss from continuing operations                    $   (2,033)  $   (3,499)
  Adjustments to reconcile net cash provided
   by operating activities
    Net provision for losses                                 65          814
    Claim settlement and other litigation
     losses                                                   -           10
    Accrued interest added to indebtedness                  289        1,380
    Depreciation and amortization                           299           63
    Decrease in unearned interest on loans
     receivable                                             (10)         (60)
    Net increase (decrease) in accounts payable
     and accrued liabilities                                204          (78)
    Consideration paid in common stock                        -          184
    Imputed interest on notes and debentures                737          654
    Net (increase) decrease in other assets                (467)         487
                                                     ----------   ----------
     Net cash used in operating activities                 (916)         (45)
                                                     ----------   ----------

Cash flows from investing activities:
  Collections on loans receivable (net of
   payments on underlying loans)                          8,572        4,212
  Net reductions in real estate lease
   interests                                                277          172
  Net collections on amounts due from
   affiliated partnerships                                    -           83
  Distributions received on affiliated limited
   partnership and other investments                        204          455
  Proceeds for common stock and preferred stock
   issues                                                   201            -
                                                     ----------   ----------

     Net cash provided by
      investing activities                                9,254        4,922
                                                     ----------   ----------

* Reclassified for comparative purposes.









See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)
                                (in thousands)
                                  (unaudited)
                                                        Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                        1996         1995*
                                                     ----------   ----------
Cash flows from financing activities:
  Repayment of guaranteed indebtedness               $     (152)  $     (185)
  Repayment of indebtedness                              (8,509)      (5,305)
                                                     ----------   ----------
   Net cash used in financing activities                 (8,661)      (5,490)
                                                     ----------   ----------
  Net decrease in cash                                     (323)        (613)
  Cash - beginning                                        1,042        1,350
                                                     ----------   ----------
  Cash - end                                         $      719   $      737
                                                     ==========   ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                                      $      758   $      540
                                                     ==========   ==========
Supplemental disclosure of non-cash investing
 and financing activities:

   Net loans transferred to settle indebtedness      $      250   $    1,379
                                                     ==========   ==========
   Investments in affiliated partnerships
    transferred to settle litigation claims          $      108   $        -
                                                     ==========   ==========
   Net reduction in indebtedness pursuant to
    creditor settlements and prepayment discounts
    including accrued interest                       $    8,374   $    1,809
                                                     ==========   ==========
   Reduction in accounts payable and accrued
    liabilities upon issuance of common stock        $       49   $    1,487
                                                     ==========   ==========
   Increase in other assets upon issuance of
     common stock                                    $       46   $        -
                                                     ==========   ==========

   Reduction in loans due from limited partner
    upon receipt of investments in affiliated
    partnership                                      $       19   $        -
                                                     ==========   ==========
   Common stock issued in connection with a
     creditor settlement                             $       50   $        -
                                                     ==========   ==========

* Reclassified for comparative purposes.





See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the nine months ended September 30, 1996 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

     DVL's cash flow provided by current operations is insufficient to meet its current cash requirements for operations and to meet its mandatory repayment requirements. To meet such operating expenses, DVL is continuing to liquidate and refinance certain assets, and in order to meet certain mandatory repayment requirements, DVL entered into a loan agreement with NPM Capital LLC ("NPM"), as discussed below. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt repayments.

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make mandatory payment requirements to its creditors;
(2) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (3) the return to profitable operations.
If DVL is unsuccessful in achieving a short term solution to its liquidity problems and is unable to meet its mandatory principal payment requirements and does not return to profitable operations; then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     To better enable DVL to resolve its liquidity problems and to meet its certain mandatory repayment requirements, on September 27, 1996, DVL and NPM closed a loan transaction under a certain Loan Agreement dated March 27, 1996, pursuant to which NPM purchased three loans from various DVL creditors, and agreed to lend to DVL funds which would be used to satisfy another creditor and to make principal installment payments of $600,000 on DVL's obligation to an additional creditor (the "Loan"). As of the closing date, these five existing loans had an aggregate balance of approximately $9,189,000. The three purchased loans represented an aggregate outstanding balance of $7,501,000. Proceeds from the transaction were used to prepay two of the five loans with negotiated discounts of $2,773,000. The actual amount loaned by NPM at the closing, which included the balances due to the above mentioned creditors, less the realized discount, plus NPM's costs, equaled $5,232,000. Included in the loan balance were NPM's costs (in excess of $175,000) incurred in connection with this transaction, such excess totaled approximately $503,000. In consideration of NPM's loan enabling DVL to avail itself of discounts to existing lenders, and for providing DVL with the extended payment schedule, the


                                       10
principal amount of the loan was increased by $3,150,000. All such funds advanced at the closing were consolidated into a single note with NPM in the amount of $8,382,000. For financial reporting purposes, DVL recognized an extraordinary loss of $880,000 on this transaction.

     Under the terms of the NPM loan, the principal balance is payable over six years with interest at the rate of 10.25%. DVL is required to make certain mandatory payments towards the principal balance over the term of the loan.
The first such principal reduction of 15% of the original loan is due by March 31, 1998. From September 27, 1996 through November 14, 1996, DVL made principal payments from the liquidation of collateral totaling $303,500 which represents approximately 4% of the original principal balance. DVL is required to pay NPM the cash flow generated from certain of NPM's collateral, but in no event less than accrued interest at a rate of 5% per annum. NPM is required to fund an additional $600,000 to be loaned for payments to another creditor. The initial internal rate of return to NPM on this loan was approximately 27.5%. This rate assumed that payments would be made according to the original payment terms of the Loan. In the event of prepayments or additional fundings under the loan, the internal rate of return will increase or decrease, respectively. Negotiated discounts of $2,773,000 are being amortized over the life of the loan resulting in an effective interest rate for financial reporting purposes of approximately 16.5%, including DVL's costs associated with the Loan and the amortization of debt (described below).

     In connection with the transactions contemplated by the Loan Agreement in March 1996, DVL and NPO Management LLC ("NPO"), an affiliate of NPM, entered into an Asset Servicing Agreement, recently approved by shareholders, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1998) over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, for two years and to defer a reduced amount through the third year. DVL had accrued service fees, including interest, of $233,000 as of September 30, 1996.

     In connection with the Loan, affiliates of NPM acquired 1,000,000 shares (the "Shares") of DVL common stock for $200,000 representing approximately 7% of the current outstanding common stock of DVL. NPM also acquired 100 shares of preferred stock for $1,000. In addition, DVL issued to affiliates of NPM 12,911,628 warrants (the "Warrants") which when added to the 1,000,000 shares acquired represented rights to acquire up to 49% of the outstanding common stock of DVL on a fully diluted basis. The Warrants are exercisable through December 31, 2007 at a price of $.16 per share. The Warrants were valued at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized over the life of the Loan.

(C) In April 1994, DVL formed First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase from local tool dealers loan contracts made to finance tool purchases by automobile mechanics. DVL was unable to fund the continued expansion of FMF and was forced to sell FMF in December 1994. DVL had invested or loaned approximately $1,181,000 to FMF, net of $58,000 received through March 30, 1995 from the sale of FMF, (including $353,000 of allocated overhead) for start-up costs and to fund loan acquisitions. DVL was paid $12,000 in cash at closing from the sale, received a promissory note for $275,000 payable through January 1997, bearing interest at 8% per annum and a subordinated debenture in the amount of $550,000 due December 1997 and bearing interest based upon the sales volume of FMF. In January 1996, DVL issued 250,000 shares of DVL common stock (valued at $31,000) to the prior president of FMF in consideration for his assignment to DVL of loans to FMF of approximately $112,000 and his release of all potential claims against DVL.
In September 1996 DVL received $220,000 in full satisfaction of FMF's note, subordinated debenture and any and all obligations of FMF to DVL. In 1995 and 1996, DVL received a total of $420,000 from the sale of FMF which has been recorded as other income.

(D) Management's evaluation of the collateral underlying each loan in DVL's portfolio previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated evaluations of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment requirements on certain indebtedness.

(E) In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor had the right to put the shares back to DVL and DVL was required to pay the creditor the guaranteed value in installments over twelve months, including a $90,000 payment due in July 1995. This agreement was modified twice to provide for lower payments through May 1996 at which point the remaining balance of approximately $327,000 was due. DVL has negotiated an additional extension with this creditor through June 1997 with equal monthly payments to pay off the balance of the debt. DVL has provided for a reserve of $200,000 at September 30, 1996, based upon the amount due to such creditor, including projected interest payments, less DVL's valuation of the remaining 272,000 shares held by the creditor.

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

     In addition, DVL has settled virtually all of its remaining litigation but remains a defendant in certain litigation. Based upon pending litigation, management accrued a reserve of $148,000 at September 30, 1996 (see "Legal Proceedings").

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

     In March 1996, DVL was able to make prepayments to a creditor from the proceeds of a refinancing of first mortgages of approximately $2,652,000. Pursuant to a previously negotiated discount agreement, the amount due to such creditor was reduced by an additional $604,000 which was recognized as an extraordinary gain on the settlement of indebtedness in the first quarter of 1996. In addition, in April and May 1996 DVL made additional prepayments to the same creditor of $987,000 from additional refinancings. Such payments resulted in additional reductions of principal of $788,000 which were recognized as an extraordinary gain on the settlement of indebtedness in the second quarter of 1996.

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

     In December 1995, DVL reached a settlement with its final unsettled creditor and recognized an extraordinary gain on the settlement of indebtedness of $6.1 million. The restructured indebtedness required a $400,000 payment at closing and required five quarterly payments totaling $600,000 commencing June 30, 1996. In September 1996, DVL paid the balance of the obligation to this creditor resulting in an additional extraordinary gain of $7.4 million in the third quarter of 1996.

     In September 1996, DVL issued 200,000 shares of common stock and transferred a mortgage with a net carrying value of $250,000 to terminate its Put Agreement to purchase mortgages from a creditor. In addition, such creditor has surrendered to DVL its interests in certain 12% convertible debentures with a carrying value of $192,000. DVL had reserved $300,000 relating to this Put agreement in 1993. This transaction resulted in a reduction in the provision for losses of $191,000.

     In September 1996, a previous creditor of DVL who was holding 620,000 warrants exercisable at $1 per share, as well as holding contingent debentures and other put agreements with DVL, was issued 800,000 warrants with an exercise price of $.50 per share exercisable between 1997 and 2000 in exchange for all of its existing warrants, debentures, and rights in connection with DVL.

     In September 1996, the current and former officers holding performance units surrendered their performance units in consideration for an equal number of options granted pursuant to a non-qualified stock option plan approved by DVL's Board of Directors. In addition, under this plan, DVL issued 15,000 options to a member of the Board of Directors. DVL issued a total of 688,131 options and recorded a charge of $6,881 for the difference between the quoted market price of the stock and the exercise price on the date of issuance.



                                         13
(H) DVL accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. At December 31, 1995, DVL had approximately $65 million of net be operating loss carryforwards available to offset future taxable income, if any, expiring through 2010. Until management anticipates the realization of such future tax benefits, DVL's deferred tax asset of approximately $36 million will fully reserved for.

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

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and make its mandatory payment requirements to its creditors; (2) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (3) the return to profitable operations. If DVL is unsuccessful in achieving a short term solution to its liquidity problems, and is unable to meet its mandatory principal payment requirements and return to profitable operations, then it may not be able to continue as a going concern.

Results of Operations
---------------------

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995
------------------------------------------------------------------------------

     DVL realized net income of $5,849,000 for the three months ended September 1996, compared to a net loss of $1,387,000 for the corresponding 1995 period, a change of $7,236,000. The income in 1996 was primarily a result of the net extraordinary gains realized upon DVL's prepayments to creditors principally offset by DVL's continued operating losses. The loss in 1995 was primarily a result of DVL's continued operating losses and additional provisions for loan losses. The operating loss decreased by $817,000 in 1996. The effects of these items and the other factors contributing to net income are as follows:

     Interest income on mortgage loans due from affiliates decreased by $67,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties.

     Management fees from partnerships decreased by $23,000. This reduction in fees is due to the liquidation of certain partnerships during 1995 and 1996. This reduction was partially offset by a 4% increase in the fees from the remaining partnerships and by the collection of fees in 1996 by partnerships which were in default in 1995.

     Transaction and other fees from partnerships aggregating $114,000 in 1996 and $135,000 in 1995 principally represent the fees received upon the sale of certain partnership properties.

     Rent income from affiliated partnerships increased by $5,000 in 1996 due to the receipt of rent from partnerships previously in default.

                                         15

     Interest income on loans to limited partners decreased by $54,000 due to the fact that as of December 31, 1995 all remaining partner loans were deemed non-performing.

     Other income represents collections on the note obtained by DVL from the sale of FMF.

     General and administrative expenses increased by $312,000. This increase results from the reduction in the accrual of $186,000 in 1995 for the value of performance units granted to certain officers. This increase also resulted from the $150,000 in fees earned by NPO pursuant to the Asset Servicing Agreement. Based upon the Asset Servicing Agreement entered into with NPO, general and administrative expenses are expected to increase until existing compensation can be reduced. The expenses incurred in connection with the Asset Servicing Agreement are expected to be at least partially offset by reductions in compensation paid to DVL employees in the fourth quarter.

     Legal and professional fees decreased by $71,000 primarily as a result of the decreased legal activity after the finalization of certain litigation settlements. In addition, in 1995 DVL incurred costs of $21,000 relating to an investment advisor to assist in raising debt or equity financings.

     Interest expense decreased by $430,000 in 1996 primarily as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness. These decreases were partially offset by an increase of $253,000 of imputed interest on the notes issued in connection with the Shareholder Settlement. The decrease in indebtedness is primarily the result of DVL reaching an agreement with its final unsettled creditor in 1995, as well as from significant payments made to creditors from collections on the collateral pledged to secure such indebtedness. Such collections were principally obtained from the satisfaction of certain loans upon the sale of partnership properties and from the refinancing of first mortgages (See "Liquidity and Capital Resources"). Management anticipates that interest expense will continue to decline in 1996 as a result of the completed settlement with DVL's final unsettled creditor, as well as from significant principal payments made to other creditors. However, this decline will be partially offset by an increase in interest expense on the $10.3 million of notes issued in connection with the Shareholder Settlement and from interest expense on the Loan in excess of interest expense on the existing indebtedness satisfied in conjunction with the Loan.

     DVL increased its net provision for losses by $9,000. This increase resulted from management's re-evaluation of the collateral underlying each loan resulting in an additional provision for losses aggregating $200,000 during the three months ended September 30, 1996. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated evaluations of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment obligations on certain indebtedness. This increase was offset by $191,000 due to DVL's final settlement with an existing creditor in which DVL issued stock and transferred a mortgage in exchange for a Put agreement to purchase mortgages. DVL reserved $300,000 relating to this creditor in 1993.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995
------------------------------------------------------------------------------

     DVL realized net income of $6,241,000 for the nine months ended September 30, 1996, as compared to a net loss of $1,690,000 for the corresponding 1995 period, a change of $7,931,000. The income in 1996 was primarily a result of the extraordinary gains realized upon DVL's prepayments to a creditor and the discount received upon the payoff of indebtedness to another creditor partially

                                         16
offset by DVL's continued operating losses including a reduction in transaction fees. The loss in 1995 was primarily a result of DVL's continued operating losses partially offset by the extraordinary gain realized upon the restructuring of indebtedness with one creditor. The operating loss decreased by $1,466,000 in 1996. The effects of these items and the other factors contributing to the income are as follows:

      Interest income on mortgage loans due from affiliates decreased by $266,000 primarily as a result of a reduction in the amount of such loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties.

     Management fees from partnerships decreased by $45,000 as a result of the liquidation of certain partnerships during 1995 and 1996. This reduction was partially offset by a 4% increase in the fees from the remaining partnerships and by the collection of fees in 1996 by partnerships which were in default in 1995.

     Transaction and other fees from partnerships aggregating $283,000 in 1996 and $576,000 in 1995 principally represent the fees received upon the sale of certain partnership properties.

     Rent income from affiliated partnerships increased by $23,000 due to the receipt of rent from partnerships previously in default.

     Interest income on loans to limited partners decreased by $156,000 due to the fact that as of December 31, 1995 all remaining partner loans were deemed non-performing. The $14,000 of interest income in 1996 represents collections in excess of carrying value for certain loans.

     Other income represents collections on the note obtained by DVL from the sale of FMF.

     General and administrative expenses decreased by $46.,000 primarily as a result of a decrease in payroll and related costs incurred in 1996. This reduction was partially offset by the $306,000 in fees earned by NPO pursuant to the Asset Servicing Agreement.

     Legal and professional fees decreased by $296,000 primarily as a result of the decreased legal activity after the finalization of certain litigation settlements. In addition, in 1995 DVL incurred costs of $70,000 relating to an investment advisor to assist in raising debt or equity financings.

     Interest expense decreased by $1,001,000 in 1996 primarily as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness. These decreases were partially offset by $729,000 of imputed interest on the notes issued in connection with the Shareholder Settlement. The decrease in indebtedness is primarily the result of DVL reaching an agreement with its final unsettled creditor in 1995, as well as from significant payments made to creditors from collections on the collateral pledged to secure such indebtedness. Such collections were principally obtained from the satisfaction of certain loans upon the sale of partnership properties and from the refinancing of first mortgages (See "Liquidity and Capital Resources"). Management anticipates that such interest expense will continue to decline in 1996 as a result of the completed settlement with DVL's final unsettled creditor, as well as from significant principal payments made to other creditors. However, this decline will be partially offset by an increase in interest expense on the $10.3 million of notes issued in connection with the Shareholder Settlement and from interest expense on the Loan Agreement in excess of interest expense on the existing indebtedness satisfied in conjunction with the loan (see Note B).



                                         17
     DVL increased its net provision for losses by $65,000. This increase resulted from management's re-evaluation of the collateral underlying each loan resulting in a provision for losses aggregating $256,000 during the nine months ended September 30, 1996. The current evaluation considered the non-performing portion of DVL's loan portfolio, internally generated evaluations of certain properties, updated information on certain properties and DVL's anticipated liquidation of certain loans to meet its operating cash flow deficiency and its mandatory repayment obligations on certain indebtedness. This increase was offset by $191,000 reduction due to DVL's final settlement with an existing creditor in which DVL issued stock and transferred a mortgage in exchange for a Put agreement to purchase montages. DVL reserved $300,000 relating to this creditor in 1993.

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

     DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, which was used to satisfy indebtedness. In 1996, DVL refinanced 19 mortgages which have generated approximately $6 million which has also been used to satisfy indebtedness. In October 1996, DVL received commitments to refinance four mortgages which will generate approximately $800,000 of net proceeds which is expected to be used to pay NPM as part of DVL's required principal percentage payment requirement. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished considerably.

     During 1994 and 1995, DVL reached settlements with its remaining unsettled creditors. The settlements resulted in a reduction in indebtedness and a restructuring of the remaining repayment requirements (see Note G).

     To meet its mandatory repayment requirements, DVL completed the Loan transaction discussed in Note B which extended DVL's mandatory principal payment requirements to certain creditors. However, there can be no assurance that DVL will be able to meet the new lender's and other existing lenders' mandatory payment requirements. In addition, DVL will still have to raise funds to meet its current operating cash flow deficiencies.

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

     A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. On March 12, 1996, the trial court granted defendants' motion for summary judgment in this case and thereafter, denied plaintiffs' motion to reargue. The Supreme Court of the State of Delaware has not yet ruled on the appeal Plaintiffs have taken from that judgement. Plaintiffs in IN RE DEL-VAL SECURITIES LITIGATION ("IN RE DEL-VAL"), the stockholder class action settled in 1993, have permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants in IN RE DEL-VAL.

     Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. On January 13, 1995, the New York Court in this matter, decided that DVL's insurance excluded coverage of these matters. Further, as part of a settlement in certain shareholder derivative actions in the Superior Court of New Jersey, DVL assigned its rights to pursue Federal and DVL's broker to those derivative plaintiffs and on March 18, 1996, plaintiffs in the derivative actions filed an appeal of the January 13, 1995 Order. Oral argument was heard on the appeal by the New York Appellate Division, First Department on June 6, 1996. The New York Appellate Division rendered a decision, which was entered on July 2, 1996, denying plaintiffs' appeal. Plaintiffs subsequently, on August 1, 1996, filed a motion for leave to appeal the New York Appellate Division's decision to the New York Court of Appeals. Plaintiffs await the New York Appellate Division's decision on their application.

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

     DVL is named as a defendant in a class action entitled PHILLIP AND CHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Capital Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. A permanent injunction enjoining plaintiffs from pursing their claims in this matter is contemplated as part of the reorganization plan of the developer of the campsites which secured the consumer credit contracts. DVL has reached an agreement to resolve the matter by participating in the permanent injunction when the debtor's plan is approved.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

        There are currently no defaults by DVL upon senior securities.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        There were no reports on Form 8-K filed during the three months ended September 30, 1996.



EXHIBIT 27 - Financial Data Schedule
             -----------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DVL, INC.


                                        By:  Alan Casnoff
                                             ____________________________
                                             Alan E. Casnoff, President
                                             and Chief Executive Officer

November 14, 1996