Form 10-K
period 1996-12-31
DVL INC /DE/
filed 1997-04-15
CIK 215639

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 1-8356
                    ------

                                    DVL, INC.
-------------------------------------------------------------------------------
           Exact name of Registrant as specified in its charter)

            Delaware                                    13-2892858
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


24 River Road, Bogota, New Jersey                       07603
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (201) 487-1300
                                                   --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
      Title of Each Class                      on Which Registered
 ----------------------------        ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 31, 1997 was $3,044,609.

The number of shares outstanding of Common Stock of the Registrant as of March 31, 1997 was 15,679,450.

Part III, Items 10, 11, 12 and 13 are incorporated by reference to the Proxy Statement for DVL, Inc's. 1996 Annual Meeting of Stockholders.

                                          PART I

ITEM 1.  BUSINESS

A.   BUSINESS

     DVL, Inc. ("DVL"), is a Delaware corporation established in 1978. Since August 1995, the common stock of DVL is traded on the over-the-counter market and is quoted on the NASD OTC Bulletin Board under the symbol "DVLN". DVL stock traded on the New York Stock Exchange ("NYSE") through August 3, 1995. The principal address of DVL is 24 River Road, P.O. Box 408, Bogota, New
Jersey 07603; telephone number: (201) 487-1300. DVL is a commercial finance company which manages numerous properties and partnerships and owns and services commercial mortgage loans all of which are secured by properties for which DVL or an affiliate serves as general partner.

     DVL's business has been to invest in and service mortgage loans to affiliates secured principally by income-producing commercial, office and industrial properties. In addition, DVL purchased loans to limited partners and affiliates secured by limited partnership interests in affiliated partnerships in which Kenbee Management, Inc. ("Kenbee"), a Delaware corporation, and DVL's former manager and borrower, was a general partner. See "Mortgage Loans and Loans Secured by Limited Partner Interests". In 1993, pursuant to the settlement of litigation with limited partners, DVL succeeded to Kenbee's position as general partner in substantially all of the partnerships.

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

     From 1992 through 1994, DVL ventured into two additional business areas, real estate lot development and the financing of tools used by automobile mechanics. DVL has terminated the real estate lot development business and sold its interest in the financing business to an unrelated third party.

     Because of DVL's lack of cash resources to develop a new business, DVL is currently focused on managing, administering and servicing it's existing real estate properties, the affiliated partnerships and the mortgages it holds on such properties. DVL is the general partner of approximately 100 affiliated limited partnerships from which it receives management and other fees. In addition, through Professional Service Corporation ("PSC"), a wholly-owned subsidiary, DVL is engaged in the management of certain properties located in New Jersey pursuant to master lease interests. DVL is managing these partnerships and properties as a result of the 1993 limited partner litigation settlement.

     DVL has been implementing significant measures to reduce its current operating expenses and is currently pursuing additional overhead reductions. However, to enable DVL to continue to meet its short term operating needs, DVL must continue to augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or borrowings.

B.   RECENT DEVELOPMENTS

     NPM LOAN TRANSACTION
     --------------------
     To better enable DVL to resolve its liquidity problems and to meet its certain mandatory repayment requirements, on September 27, 1996, DVL and NPM Capital, LLC ("NPM") closed a loan transaction under a certain Loan Agreement dated March 27, 1996, pursuant to which NPM purchased three loans from three creditors, and agreed to make principal installment payments of up to $600,000 on DVL's obligation to two additional creditors (the "Loan"). The three purchased loans represented an aggregate outstanding balance of $7,501,000. Two of the five loans had negotiated discounts of $2,773,000. The actual amount loaned by NPM at the closing, which included the balances due to the above mentioned creditors, less the realized discount, plus NPM's costs, equaled $5,232,000. Included in the loan balance were NPM's costs (in excess of $175,000) incurred in connection with this transaction, such excess totaled
approximately $503,000.   In consideration of NPM's loan enabling DVL to avail

                                             1
itself of discounts to existing lenders, and for providing DVL with the extended payment schedule, the principal amount of the loan was increased by $3,150,000. All such funds advanced at the closing were consolidated into a single note with NPM in the amount of $8,382,000. For financial reporting purposes, DVL recognized an extraordinary loss of $880,000 on this transaction.

     Under the terms of the NPM loan, the principal balance is payable over six years with interest at the rate of 10.25%. DVL is required to make certain mandatory payments towards the principal balance over the term of the loan. The first such principal reduction of 15% of the original loan, plus additional funds advanced, is due by March 31, 1998. From September 27, 1996 through March 31, 1997, DVL made principal payments from the liquidation of collateral and refinancing activities totaling $1,658,000 which represents approximately 19% of the original principal balance, plus additional funds advanced. DVL is required to pay NPM the cash flow generated from certain of NPM's collateral, but in no event less than accrued interest at a rate of 5% per annum. The initial internal rate of return to NPM on this loan was approximately 27.5%.
The initial effective interest rate for financial reporting purposes to DVL, including DVL's costs associated with the Loan and the value of the Warrants (described below) was 15%. These rates assumed that payments would be made according to the original payment terms of the Loan. In the event of prepayments, delays in payment or additional fundings under the loan, the internal rate of return and the effective interest rate will increase or decrease, respectively.

     In connection with the transactions contemplated by the Loan Agreement in March 1996, DVL and NPO Management LLC ("NPO"), an affiliate of NPM, entered into an Asset Servicing Agreement, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1998) over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, for two years and to defer a reduced amount through the third year. DVL had accrued service fees of $372,000 as of December 31, 1996.

     In connection with the Loan, affiliates of NPM acquired 1,000,000 shares (the "Shares") of DVL common stock for $200,000 representing approximately 7% of the current outstanding common stock of DVL. An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. DVL issued to affiliates of NPM 12,911,628 warrants (the "Warrants") which when added to the 1,000,000 shares, represent rights to acquire up to 49% of the outstanding common stock of DVL on a fully diluted basis. Unless certain conditions are met, the Warrants are not exercisable prior to January 1, 1999 without satisfaction of certain conditions and expire December 31, 2007 at a price of $.16 per share. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized over the life of the Loan.

     At the annual meeting in September of 1996, the shareholders of DVL approved (a) the Loan Agreement; (b) the Asset Servicing Agreement; (c) an Amendment to DVL's certificate of Incorporation creating 100 shares of preferred stock to be issued to NPM which enabled NPM to elect a special purpose director to DVL's Board of Directors; (d) an Amendment to DVL's Certificate of Incorporation and By-Laws creating certain restrictions on the transferability of shares of DVL's common stock to help preserve the utilization of DVL's carry forwards of net operating losses and credits for federal income tax purposes and
(e) a stock option plan to replace DVL's stock appreciation rights.

     OTHER
     -----

     During 1996, DVL made the final installments due pursuant to its 1995 settlement with the Federal Deposit Insurance Corporation. The settlement resulted in a gain during 1996 of $7,400,000.

     Even after the transactions described above, DVL continues to experience liquidity problems. DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and mandatory debt payments; (2) the settlement of its remaining litigation; (3) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; and (4) the return to profitable operations and (5) availability of additional borrowings.
                                             2
C.   BUSINESS ACTIVITIES.

     1.  MORTGAGE LOANS AND LOANS SECURED BY LIMITED PARTNER
         INTERESTS

     At December 31, 1996, DVL had investments in long-term mortgage loans to affiliated partnerships totaling $29,838,000 all of which are pledged to secure indebtedness of DVL. Certain of the mortgage loans due from affiliated partnerships, were transferred in prior years from Kenbee and its affiliates to DVL in settlement of DVL's loans to Kenbee and Kenbee's affiliates. These transfers significantly reduced the non-performing portion of DVL's loan portfolio. However, the reclassification did not result in significant income or cash flow on the majority of such mortgages, as the mortgage debt service is currently used to pay liens senior to DVL's before cash flow from such mortgages is available to DVL. In addition, as part of the limited partnership settlement most of the mortgages were modified to reduce the payments and/or interest rates. The balance of DVL's long-term mortgage loans to affiliated partnerships were previously funded by DVL and bear interest at effective rates of up to 15% per annum. At December 31, 1996, $5,104,000 of DVL's mortgage loans were non-performing. DVL has established a loan loss reserve of approximately $10,619,000 in connection with its mortgage loan portfolio.

      The affiliated partnerships' properties provide the security for DVL's loans and are leased, typically on a long-term basis, to unaffiliated national tenants. For virtually all properties, the leases are current and the mortgages are being paid on a timely basis.

      In addition, DVL holds loans due from individual limited partners secured by limited partnership interests, aggregating $3,066,000 of which all were non-performing at December 31, 1996. Consequently, DVL has established a loan loss reserve of approximately $2,235,000 in connection with these loans. NPO on behalf of DVL has been aggressively attempting to collect these loans.

     DVL holds $65,000 of loans originated by Del-Val Capital Corp. ("DVCC") a wholly-owned subsidiary of DVL, secured primarily by consumer receivables arising from sales of interests in vacation ownership (timeshare) condominiums, improved homesites and membership campgrounds. DVCC's remaining assets, net of an additional reserve of $175,000 taken in 1994, were absorbed by DVL, which treated these transactions as the final disposal of DVCC.

     2.  INVESTMENTS IN AFFILIATED PARTNERSHIPS.

     DVL has acquired various interests in affiliated partnerships pursuant to
the terms of certain settlement agreements.   Management originally valued all
of these investments at 33% of the original investment amount (the expected recovery for such investments) except for interests acquired in one partnership with an original investment aggregating $2,450,000 which are assigned to one of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property. In 1994 and 1996, management provided for a general reserve on these investments to bring the net carrying value down to 25.2% and 14.5%, respectively, of the original investment amount, exclusive of the $2,450,000 discussed above, due to potential anticipated losses upon liquidation of these investments to meet DVL's mandatory repayment requirements and operating cash flow deficiency. As distributions are received or the investments disposed of, the carrying value is reduced. No income will be recognized until the actual cash flow exceeds the carrying value.

     3.  PARTNERSHIP AND PROPERTY MANAGEMENT.

     As part of the limited partner settlement, DVL became general partner of more than 100 affiliated partnerships for which DVL has received management and other fees.

     As part of another settlement agreement, PSC acquired master lease positions for two industrial properties located in New Jersey.

D.   LINE OF BUSINESS

     DVL has continuously been deemed to be in one line of business, finance (including the management of the assets which secure its loans), for the past five years.

                                             3
E.   INVESTMENTS

     DVL's investments, the majority of which arose out of transactions with affiliates, consist of commercial and other mortgage loans, loans and notes secured by limited partnership interests, investments in affiliated partnerships and commercial real estate. DVL also owns 100% of the Common Stock of DVCC, PSC and RH Interests, Inc. See "Financial Statements and Supplementary Data".

     A more detailed description of DVL's business follows. Certain information in the description is incorporated herein by reference to the Notes to the Consolidated Financial Statements of DVL (the "Notes") included in Item 8 hereof.

F.   LOAN PORTFOLIO

     DVL's mortgage loan portfolio consists primarily of long term wrap-around and other mortgage loans due from affiliated partnerships secured by income-producing commercial, office and industrial properties. In addition, DVL maintains a portfolio of loans to limited partners secured by their interests in affiliated partnerships. DVL does not anticipate making any substantial loans to affiliated partnerships or any loans to limited partners.

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

     The following table sets forth the number of loans outstanding, aggregate loan balances, including accrued interest, and the allowances for loan losses, of the above investments at December 31, 1996. See Tables 1 through 4 of Appendix "A" to this Form 10-K for detailed information as to each such loan. Following the table is a brief description of each type of loan.

                                                                    Number     Aggregate     Allowance
                                                                      of         Loan        for Loan
                       Type of Loan                                  Loans      Amount         Losses
                       ------------                                 ------     --------      ---------
                                                                           (dollars in thousands)
     Long-term mortgages due from affiliated
      partnerships previously funded by DVL, net
      of underlying liens totaling $10,947,000                                 $22,880
        Less unearned interest (1)                                              12,325
                                                                               -------
     Net long-term mortgages due from affiliated
      partnerships previously funded by DVL                           21        10,555        $ 2,750
     Long-term mortgages due from affiliated partnerships
      acquired pursuant to the Limited Partner Settlement,
      net of underlying liens totaling $38,802,000                    34        18,242          7,354
     Interim second mortgages due from
      affiliated partnerships                                          1         1,041            515
                                                                     ---       -------        -------
           Total loans collateralized by mortgages                    56        29,838         10,619
                                                                     ---       -------        -------
     Loans collateralized by limited partnership
      interests                                                      139         3,066          2,235
                                                                     ---       -------        -------

           Total loans                                               195       $32,904        $12,854
                                                                     ===       =======        =======

------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.

     DVL's loans to affiliated partnerships are secured by mortgages on properties leased to various tenants. For a list of these tenants see Tables
1 through 3. The number of properties leased by any one company from affiliated partnerships in which DVL holds a mortgage loan ranges from one to four except for Wal-Mart, which is the tenant of 36 properties.




                                             4

     Generally, the tenants of single asset partnerships executed "triple-net" leases under which they are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises. In addition to base rent, most leases also require the tenant to pay additional rent equal to a percentage of gross receipts from the tenant's operation of a property above a specified amount ("Percentage Rent"). In virtually all cases where the partnership is entitled to receive Percentage Rent, a portion of such rent is required to be paid to DVL as additional interest or additional debt service on the long-term mortgage.

G.   COLLATERALIZED LOANS

     1.  LONG-TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS.

     DVL's long-term wrap-around and other mortgage loans due from affiliated partnerships consist of (1) loans purchased primarily from Kenbee under prior commitments made by DVL to affiliated partnerships on which DVL yields up to 15% per annum or (2) loans to affiliated partnerships acquired pursuant to the Limited Partner Settlement, the principal amount of which equals DVL's net investment in the related loan previously due from Kenbee or its affiliates; less specific write-downs on certain of these loans based on the anticipated cash flow to be generated by each loan. Interest on these loans, if any, is imputed based on anticipated cash flow.

     Substantially, all of DVL's long term mortgages due from affiliated partnerships are self-amortizing.

     DVL's wrap-around mortgages are all collateralized by second or third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL is obligated to make principal and interest payments on the underlying mortgage loan or loans to the extent proceeds are received from the borrower and, in certain instances, has the right to refinance or pay off the underlying mortgage loans. Some of the underlying mortgages require that the tenants make their rental payments directly to the respective underlying lenders and DVL is crediting such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap- around mortgage payment, the partnership is obligated to pay DVL the difference.
     2.  COMMERCIAL LOAN - OTHER

     In 1994, DVL received a $1,450,000 mortgage note from the Grand Union Company in partial satisfaction of one of its partnership mortgage loans. The note, which bore interest at 9% per annum and required monthly payments of $18,000, with a balloon payment of $1,161,000 due in December 1996, was repaid in December of 1996.

     3.  LOANS COLLATERALIZED BY LIMITED PARTNERSHIP INTERESTS.

     DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received additional limited partner loans from Kenbee in satisfaction of loans due from Kenbee collateralized by such limited partner loans. All of such loans due from limited partners ("Partners Notes") matured at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at variable rates of up to 2 1/2% over prime. Certain of the variable rate loans were payable at fixed interest rates, with interest accruing at variable rates subject to minimum and
maximum levels, payable upon the maturity of the loan.   All of the loans are
in default. DVL is attempting to collect these loans either through negotiation or litigation with borrowers.

     H.  REFINANCING RIGHTS

     DVL has the right to refinance certain of the presently outstanding mortgage loans underlying its wrap-around mortgage loans due from affiliated partnerships, subject to any prepayment penalties, provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap-around loan. DVL also has the right to arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage loan subject to the same such limitations.



                                             5

     In 1994, DVL refinanced a portion of its mortgage portfolio which generated cash proceeds of approximately $5.9 million, which was used to satisfy existing indebtedness. In 1996, DVL refinanced 19 mortgages which generated approximately $6 million. These funds were used to satisfy existing indebtedness. The amounts obtained from these refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's refinancings, DVL's asset base available for future refinancings has diminished.

     I.  REAL ESTATE

     DVL currently owns two real estate properties located in Kearny, New Jersey. The parcels in Kearny, New Jersey are leased under long-term leases to affiliated partnerships which purchased the buildings and improvements thereon.

     The Kearny properties include 8.2 acres of land underlying approximately 134,800 square feet of manufacturing, warehousing and commercial buildings leased to (a) Toch Associates (2.6 acres) for an annual rent of $7,000 until 2074; and (b) Kearny Associates (5.6 acres) for an annual rent of $30,000 until 2079. DVL currently maintains a reserve of $208,000 on the value of the land.

     J.  EMPLOYEES

     On March 31, 1997, DVL had twelve (12) employees.


     K.  FOREIGN ACTIVITY

     DVL or its subsidiaries have not engaged in any business activity outside of the United States.


ITEM 2.  PROPERTIES

     A description of the properties owned by DVL, appears in "Real Estate",
Item 1I  above.


ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     Substantially all of the various litigations brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others since 1990 have been settled. The following is a summary of the status of all material outstanding cases, as well as cases settled in 1996.

     CONTINUING LITIGATION
     ---------------------

    (1) A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. The defendants prevailed on a motion for summary judgment and plaintiffs filed an appeal. On appeal, the court reopened discovery for the plaintiffs. Plaintiffs in IN RE DEL-VAL, the shareholder class action case, which settled in 1995 permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants. As of March 1997, discovery is continuing.

     (2) Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision.




                                             6
     (3) DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD"), which was filed in 1994 in the Superior Court of the State of California, in which Vanguard sought contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard in the Superior Court, State of California, by an investor. This action is based on complaints by an investor with a $350,000 investment in an affiliated limited partnership who alleged that the investor's broker sold to her unsuitable investments. DVL defended the case and Vanguard voluntarily dismissed the action without prejudice. On March 22, 1996, the investor in the underlying matter against VANGUARD filed in the Superior Court of Los Angeles, a motion to vacate an NASD Arbitration award made in July 1995 in favor of VANGUARD and has named DVL as an additional respondent in that Petition.

     SETTLED LITIGATION
     ------------------

      A) DVL and certain former officers were named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleged violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. A settlement in this matter was completed in March 1996.

        B) DVL was named as a defendant in a class action entitled PHILLIP AND CHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Capital Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. This matter was settled in 1996 for a nominal payment by DVL.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
































                                             7

                                          PART II


ITEM 5.  MARKET FOR DVL'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Since August 1995, the common stock of DVL is traded on the over-the-counter market and is quoted on the NASD OTC Bulletin Board under the symbol "DVLN". Prior to that time, the common stock was traded on the NYSE. As of March 31, 1997, DVL stock was trading at $.20 based on the last sale price. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 1996 and the third and fourth quarters of 1995, and the high and low sales prices as quoted by the NYSE for the first and second quarters of 1995.

     The NASD prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

1996                                     High         Low
----                                    ------       -----

First Quarter . . . . . . . . . . . .   $ 1/2       $ 1/16
Second Quarter  . . . . . . . . . . .     6/16        3/16
Third Quarter . . . . . . . . . . . .     9/32        5/32
Fourth Quarter  . . . . . . . . . . .     5/16        6/32
1995                                     High         Low
----                                    ------       -----
First Quarter . . . . . . . . . . . .   $ 1/2       $ 1/4
Second Quarter  . . . . . . . . . . .     1/8         1/4
Third Quarter . . . . . . . . . . . .    13/16        1/16
Fourth Quarter  . . . . . . . . . . .     5/16        1/32

     At March 31, 1997, there were 4,186 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, due to DVL's continued liquidity problems, DVL does not anticipate paying any dividends in the foreseeable future.





























                                             8

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountant's report thereon included elsewhere herein and
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Consolidated Income Statement Data
                                                            (In thousands except for per share data)
                                                                     Year Ended December 31

                                                 1992           1993          1994            1995          1996
                                                 ----           ----          ----            ----          ----
Revenues
  Affiliates                                   $  4,002       $  2,652      $  3,450        $  2,868      $  2,037
  Other                                             350            414           334             369           399
                                               --------       --------      --------        --------       -------
          Total                                $  4,352       $  3,066      $  3,784        $  3,237      $  2,436
                                               ========       ========      ========        ========      ========

Loss from continuing operations                $(22,635)      $ (6,163)     $(12,887)       $ (5,780)     $ (4,471)

Loss from discontinued operations                  (403)          (367)         (223)              -             -
                                               --------       --------      --------        --------      --------
Loss before extraordinary gain                  (23,038)        (6,530)      (13,110)         (5,780)       (4,471)
Extraordinary gain on the settlement of          16,482          7,991         1,935           7,900         8,349
 indebtedness                                  --------       --------       --------       --------      --------
          Net Income (loss)                    $ (6,556)      $  1,461      $(11,175)       $  2,120      $  3,878
                                               ========       ========      ========        ========      ========
Earnings (loss) per share
  Loss from continuing operations              $  (3.27)      $   (.83)     $  (1.54)       $   (.58)     $   (.28)
  Loss from discontinued operations                (.06)          (.05)         (.03)              -             -
                                               --------       --------      --------        --------      --------

  Loss before extraordinary gain                  (3.33)          (.88)        (1.57)           (.58)         (.28)
  Extraordinary gain on the settlement of          2.38           1.08           .23             .79           .53
   indebtedness                                --------       --------      --------        --------      --------
   Net Income (loss)                           $   (.95)      $    .20      $  (1.34)       $    .21      $    .25
                                               ========       ========      ========        ========      ========

                                                        Consolidated Balance Sheet Data
                                                                 (In thousands)
                                                               As at December 31


                                         1992          1993         1994           1995         1996
                                         ----          ----         ----           ----         ----
Total assets                           $97,938       $72,048      $54,085        $41,499      $26,634
                                       =======       =======      =======        =======      =======

Long-term debt                         $48,094       $37,270      $32,018        $32,290      $13,705
                                       =======       =======      =======        =======      =======

Short-term debt                        $23,486       $12,564      $ 9,657        $ 1,060      $     -
                                       =======       =======      =======        =======      =======
Shareholders' equity (capital
 deficiency)                           $ 2,931       $ 5,660      $(5,131)       $(1,330)     $ 3,582
                                       =======       =======      =======        =======      =======






























                                                          10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

     To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. See "Recent Developments". There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and mandatory debt payments; (2) the settlement of its remaining litigation; (3) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; (4) the return to profitable operations and (5) availability of additional borrowings.

RESULTS OF OPERATIONS

     DVL realized net income of $3,878,000 in 1996, as compared to net income of $2,120,000 in 1995 and a net loss of $11,175,000 in 1994. The net income in 1996 and 1995 was attributable to extraordinary gains realized upon creditor settlements. DVL experienced operating losses in 1996, 1995 and 1994.

     Interest income on mortgage loans due from affiliates decreased by $325,000 in 1996 and by $934,000 in 1995. The decrease in 1996 primarily resulted from the reduction in the amount of such loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties.

     Management fees from partnerships decreased by $35,000 in 1996 and decreased by $ 30,000 in 1995. The decrease of 1996 is a result of the liquidation of certain partnerships during 1996 partially offset by an increase in the management fees on the remaining partnerships.

     Transaction and other fees from partnerships aggregating $561,000 in 1996 and $881,000 in 1995 represent the fees received upon the sale or refinancing of certain partnership properties. The decrease in 1996 was the result of an decrease in the number of properties sold.

     Rent income from affiliated partnerships increased by $5,000 in 1996 and increased by $5,000 in 1995. The increase of 1996 is attributable to DVL receiving past due rent on one of its land leases.

     Other income from affiliates represents the receipt of distributions and proceeds upon liquidation on fully reserved limited partnership investments.

     Interest income on loans to limited partners decreased by $195,000 in 1996 and decreased by $107,000 in 1995 primarily a result of a decrease in the average outstanding balance of the performing portion of this portfolio. At December 31, 1996, all of these loans were non-performing.

     Other income in 1996 represents collections on the balance of the note obtained by DVL from the sale of FMF. In 1996, DVL recorded $260,000 as the final amounts due from FMF.

     General and administrative expenses decreased by $357,000 in 1996 and increased by $107,000 in 1995. The decrease in 1996 was primarily a result of a decrease in payroll and operating costs incurred in 1996. However, this decrease was offset by a $464,000 Asset Servicing Fee to NPO.







                                            11
     The provision for losses was $1,810,000, $2,222,000 and $7,814,000 in 1996,
1995 and 1994, respectively. The provisions in 1996 and 1995 were primarily a result of potential losses to be incurred upon the liquidation of assets to meet mandatory repayment obligations on certain indebtedness beginning in 1994 and to fund DVL's operating cash flow deficiency. Furthermore, DVL provided for losses based upon updated information on certain properties.

     Legal and professional expenses decreased by $615,000 in 1996 and increased by $189,000 in 1995. These fees were substantially reduced as a result of the settlement of litigation. Such fees are expected to continue to decrease in the future.

     Interest expense decreased by $1,155,000 in 1996 and $248,000 in 1995 partially as a result of a decrease in indebtedness and decreases in interest rates on certain restructured indebtedness, which was principally offset by imputed interest on the notes issued in connection with the Shareholder Settlement. The decrease in indebtedness is primarily the result of DVL reaching an agreement with its final unsettled creditors, as well as significant payments to creditors resulting from the principal payments made from collections on the collateral pledged to secure indebtedness. Such collections were principally obtained from the satisfaction of certain loans upon the sale of partnership properties. Management anticipates that such interest expense on its existing indebtedness will decline in the future as a result of the completed settlements and restructuring agreements with DVL's creditors. However, this decline may be more than offset by the interest, including imputed interest, on the notes issued in connection with the Shareholder Settlement.

     There was no settlement or litigation loss in 1996. The loss was $35,000 in 1995. This loss represents both actual losses and management's estimate of potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and for certain other litigation matters.

     DVL has reached settlements with the majority of the shareholders and virtually all of the limited partners and creditors who have previously commenced litigation against DVL. As a result, management anticipates (a) decreasing partnership management and other fees as properties are sold, (b) a decrease in interest income on mortgage loans transferred to satisfy indebtedness or liquidated for repayment of indebtedness or cash flow purposes,
(c) a decrease in interest expense as indebtedness is satisfied by transferring assets to certain creditors and as a result of restructured indebtedness with reduced interests rates, (d) an increase in interest expense on the notes issued in connection with the Shareholder Settlement, (e) potential gains on the settlement of DVL's indebtedness as DVL meets discounted payment requirements,
(f) a reduction in the costs incurred to defend against litigation and (g) continued operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     DVL continues to experience liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with the proceeds from the sale or refinancing of assets. See "Recent Developments". There is a risk that DVL may not be able to raise the necessary funds with which to continue operations.

     DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income and will allow DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $60,000,000 which it may use as a "C" Corporation to offset future taxable income, if any, and subject to certain limitations, from federal income taxes. DVL believes that its ability to utilize its tax loss carryforward will not be adversely affected by the issuance of stock, stock options and warrants, pursuant to existing agreements with various lenders and with its shareholders, nor the issuance of convertible debentures.

     DVL has the right to refinance a number of mortgage loans underlying its wrap-around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans


                                            12

by subordinating its mortgage position. In 1996, DVL refinanced 19 mortgages which generated approximately $6 million which has been used to satisfy existing indebtedness. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished.

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

     In December 1995, DVL reached a settlement with its final unsettled creditor and recognized an extraordinary gain on the settlement of indebtedness of $6.1 million. Such indebtedness had been undercollateralized and the settlement eliminated such undercollateralization. The restructured indebtedness required a $400,000 payment at closing and five quarterly payments totaling $600,000 commencing June 30, 1996. The payments were made, and DVL recognized additional gains in 1996 of approximately $7.4 million.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES

     DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Management has restructured most of its indebtedness to fixed rates. Therefore, increases or decreases in interest rates are generally not expected to have an effect on DVL's earnings. See "Recent Developments". Other than as manifested in interest rates, inflation has not had a significant effect on DVL's net income for the past three years.

OTHER MATTERS

     At December 31, 1996, DVL had net operating loss carryforwards for income tax purposes of approximately $60,000,000 available to offset future taxable income, if any, expiring through 2010. DVL believes that its ability to utilize its tax loss carryforward will not be adversely affected by the issuance of stock, stock options and warrants, pursuant to existing agreements with various lenders and with its shareholders, nor the issuance of convertible debentures.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, together with the report thereon of Richard A. Eisner & Company, LLP, are set forth on pages F-1 through F-28, which follow. The financial statements are listed in Item 14(a)(1) hereof.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements on any matter of accounting principles or practices or financial statement disclosure between DVL and its independent auditors within the twenty-four months prior to the date of DVL's most recent financial statements.
















                                            13

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF DVL

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1996 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1996 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1996 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated herein by reference to DVL's definitive proxy statement for its 1996 Annual Meeting of Stockholders which DVL intends to file with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                       PART IV


ITEM L.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                 Item 8
                                                              Page No.
                                                              --------

          Report of Independent Auditors                        F- 1

          Consolidated Balance Sheets -
          December 31, 1996 and 1995                            F- 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 1996                               F- 4

          Consolidated Statements of Shareholders'
          Equity (Deficiency) for each of the years
          in the three year period ended December
          31, 1996                                              F- 6

          Consolidated Statements of Cash Flows for
          each of the years in the three year period
          ended December 31, 1996                               F- 7

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























                                            15

     3.   ARTICLES OF INCORPORATION AND BY-LAWS.

     (a) Copy of DVL's Certificate of Incorporation. (Incorporated by reference to Exhibit 6(d) to DVL's Form S-L. Registration Statement No. 2-58847 dated April 28, l977.)

     (b) Copy of DVL's Certificate of Amendment to Certificate of Incorpora-tion. (Incorporated by reference to Exhibit 6(e) to Amendment No.
          1. to DVL's Form S-L. Registration Statement No. 2-58847 dated August 25, l977.)

     (c) Copy of DVL's Certificate of Amendment to Certificate of Incorpora-tion dated August 3, 1982. (Incorporated by reference to Exhibit 3
          (c) to DVL's Form 10-K for the fiscal year ended December 31, 1982.)

     (d) Copy of DVL's Certificate of Amendment to Certificate of Incorpora-tion dated May 27, 1983. (Incorporated by reference to Exhibit 3(d) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

     (e) Copy of DVL's Certificate of Amendment to Certificate of Incorpora-tion dated July 24, 1987. (Incorporated by reference to Exhibit 3(e) to DVL's Form 10-K for the fiscal year ended December 31, 1987).

     (f) Copy of DVL's Certificate of Amendment to Certificate of Incorpora-tion adding new Article Fourth dated September 1996.(Incorporated by reference to DVL's proxy statement dated July 31, 1996 - Exhibit "I".)

     (g) Copy of DVL's By-Laws, as in full force and effect at all times since March 28, l977. (Incorporated by reference to Exhibit 3(c) to DVL's Form 10-K for the fiscal year ended December 31, 1980.)

     (h) Copy of DVL's Certificate of Amendment to Certificate of Incorpora-tion dated December 17, 1993. (Incorporated by reference to DVL's Form 10-K for fiscal year ended December 31, 1993.)

     (i) Copy of DVL's First Amendment to By-Laws dated as of January 1, 1994. (Incorporated by reference to Exhibit 3(d) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

     (j) Copy of DVL's By-Laws Amendment of 1996 and Amendment to Certificate of Incorporation adding new Article Eleventh. (Incorporated by reference to DVL's proxy statement dated July 31, 1996 - Exhibit J.)

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

     9.   VOTING TRUST AGREEMENT.

          Not applicable

    10.   MATERIAL CONTRACTS.

    10.1 Copy of Agreement between Martin Scheinberg and DVL dated January 17, 1991. (Incorporated by reference to Exhibit 10(a)(11) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.2 Copy of Employment Agreement between DVL and Ben S. Read, Jr., dated November 1, 1990. (Incorporated by reference to Exhibit 10(a)(12) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.3 Copy of Employment Agreement between DVL and Alan E. Casnoff dated January 1, 1991. (Incorporated by reference to Exhibit 10(a)(13) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.4  Copy of DVL Performance Unit Plan.  (Incorporated by reference to
          Exhibit 10(a)(14) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)
                                            16
    10.5 Copy of Resignation and Indemnification Agreement dated May 3, 1991 between Roger D. Stern, Kenbee and DVL. (Incorporated by reference to Exhibit 10(a)(15) to DVL's Form 10-K for the fiscal year ended December 31, 1990.)

    10.6 Copy of Employment Agreement between DVL and Joel Zbar dated October 1, 1991. (Incorporated by reference to Exhibit 10(a)(16) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.7 Copy of Voting Trust Agreement between R&M Holding Company and Alan Casnoff dated May 15, 1991. (Incorporated by reference to Exhibit 10 (a)(18) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.8 Copy of Voting Trust Extension by Roger D. Stern dated December 10, 1991. (Incorporated by reference to Exhibit 10(a)(19) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.9 Copy of Voting Trust Extension Agreement between R&M Holding Company and Alan Casnoff dated April 7, 1992. (Incorporated by reference to
          Exhibit 10(a)(20) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

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

    10.13 Assumption Agreement between DVL and North Lake Corporation dated as of November 22, 1983. (Incorporated by reference to Exhibit 10(b)(8) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

    10.14 Loan and Security Agreement between DVL and Kenbee dated September 10, 1984. (Incorporated by reference to Exhibit 10(b)(11) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

    10.15 Letter Agreement between DVL and Kenbee dated as of December 31, 1984. Incorporated by reference to Exhibit 10(b)(16) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

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

    10.20 Letter Agreement between DVL, LW Industries, Inc. and Kenbee dated as of March 12, 1985. (Incorporated by reference to Exhibit 10(b)
          (13) to DVL's Form 10-K for the fiscal year ended December 31, 1984.)

    10.21 Note of DVL to LW Industries, Inc. Defined Benefit Pension Plan dated as of December 31, 1987. (Incorporated by reference to Exhibit 10(b)(30) to DVL's Form 10-K for the fiscal year ended December 31, 1987.)

                                            17

    10.22 Letter Agreement between DVL and Kenbee dated November 30, 1987. (Incorporated by reference to Exhibit 10(b)(30) to DVL's Form 10-K for the fiscal year ended December 31, 1987.)

    10.23 Form of Mortgage and Security Agreement between DVL and an affili-ated partnership. (Incorporated by reference to Exhibit 10(b)(33) to DVL's Form 10-K for the fiscal year ended December 31, 1988.)

    10.24 Letter Agreement between P & A Associates and Kenbee dated April 19, 1989. (Incorporated by reference to Exhibit 10(b)(5) of DVL's Form S-2 Registration Statement No. 33-29184, dated June 7, 1989.)

    10.25 Copy of Stipulation of Settlement of IN RE KENBEE LIMITED PARTNERSHIP LITIGATION dated August 12, 1992. (Incorporated by reference to
          Exhibit 10(b)(25) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.26 Copy of forms of DVL's Convertible Subordinated 12% Promissory Note, Purchase Agreement, First Amendment to Purchase Agreement, Second Amendment to Purchase Agreement and Warrant to Purchase Common Stock of DVL. (Incorporated by reference to Exhibit 10(b)(26) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.27 Copy of forms of DVL's Convertible Subordinated 10% Promissory Note, Purchase Agreement and Warrant to Purchase Common Stock of DVL. (Incorporated by reference to Exhibit 10(b)(27) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.28 Copy of Stipulation of Partial Settlement and Order in IN RE DEL-VAL FINANCIAL CORPORATION SECURITIES LITIGATION Master File #MDL872. (Incorporated by reference to Exhibit 10(b)(28) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.29 Copy of Employment Agreement between DVL and Robert W. LoSchiavo dated January 1, 1994. (Incorporated by reference to Exhibit 10(b)
          (29) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.30 Copy of Employment Agreement between DVL and Robert W. LoSchiavo dated January 1, 1995. (Incorporated by reference to Exhibit 10(b)
          (30) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.31 Copy of Employment Agreement between DVL and Robert W. LoSchiavo dated January 1, 1996. (Incorporated by reference to Exhibit 10(b)
          (31) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.32 Copy of Conditional Compromise Agreement between DVL and the Federal Deposit Insurance Corporation as Receiver for American Savings Bank dated March 26, 1996. (Incorporated by reference to Exhibit 10(b)
          (32) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.33 Amended and Restated Loan Agreement between DVL and NPM Capital LLC, dated March 27, 1996. (Incorporated by reference to Exhibit 10(b)
          (33) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.34 Asset Servicing Agreement between DVL, PSC, Kenbee Realty and NPO Management LLC dated March 27, 1996. (Incorporated by reference to
          Exhibit 10(b)(34) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.35 Copy of Third Voting Trust Extension between R&M Holding Company and Alan Casnoff dated March 7, 1996. (Incorporated by reference to
          Exhibit 10(b)(35) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.36 Amended and Restated Loan Agreement between DVL, Inc and NPM Capital LLC, dated March 27, 1996 (Incorporated by reference to Proxy Statement dated July 31, 1996 - Exhibit "A".)

    10.37 Amended and Restated Negotiable Promissory Note (Incorporated by reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit "B".)


                                            18
    10.38 Asset Servicing Agreement between DVL, Inc. and NPO Management LLC (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit "C".)

    10.39 Stock Purchase Agreement between DVL, Inc and NPO Capital LLC (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit "D".)

    10.40 Securities Purchase Agreement between DVL, Inc. and NPM Capital LLC (Incorporated by Reference to DVL's Proxy statement dated July 31, 1996 - Exhibit "E".)

    10.41 Common Stock Warrant issued by DVL, Inc. to NPO Holdings LLC (Incorporated by Reference to DVL's Proxy statement dated July 31, 1996 - Exhibit "F".)

    10.42 DVL, Inc. 1996 Stock Option Plan (Incorporated by Reference to DVL's Proxy statement dated July 31, 1996 - Exhibit "K".)

   *11.   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS.

    12.   STATEMENTS RE COMPUTATION OF RATIOS.

          Not applicable since there are no ratios of earnings to fixed charges in DVL's Form 10-K.

    13.   LETTER RE CHANGE IN ACCOUNTING PRINCIPLES.

          There has been no change in accounting principles or practices followed by DVL, or any change in the method of applying such accounting principles or practices, which affect the financial statements of DVL included in Item 8 hereof.

    14.   PREVIOUSLY UNFILED DOCUMENTS.

          None

    15.   SUBSIDIARIES OF DVL.

          (Incorporated by reference to Exhibit 15 to DVL Form 10-K for the fiscal year ended December 31, 1989.) Three additional subsid-iaries, DV/MHC and Professional Service Corporation (both Delaware Corporations) and RH Interests, a New Jersey Corporation, were formed prior to the date of this Form 10-K and all are wholly-owned by DVL.

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

    20. INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITIES.

          Not applicable.

   *27.   FINANCIAL DATA SCHEDULE

(b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.
                                            19






                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: April 15, 1997             By: Alan E. Casnoff
                                     ___________________________
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

Alan E. Casnoff
______________________
Alan E. Casnoff              President, Chief Executive       April 15, 1997
                             Officer (Principal Executive,
                             Financial and Accounting
                             Officer)

Frederick E. Smithline
______________________
Frederick E. Smithline       Director                         April 15, 1997


Allen Yudell
______________________
Allen Yudell                 Director                         April 15, 1997


Myron Rosenberg
______________________
Myron Rosenberg              Director                         April 15, 1997




















                                            20








                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: April 15, 1997             By: /s/
                                     ___________________________
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

/s/
______________________
Alan E. Casnoff              President, Chief Executive       April 15, 1997
                             Officer (Principal Executive,
                             Financial and Accounting
                             Officer)

/s/
______________________
Frederick E. Smithline       Director                         April 15, 1997


/s/
______________________
Allen Yudell                 Director                         April 15, 1997


/s/
______________________
Myron Rosenberg              Director                         April 15, 1997















                                            21








               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------



            Consolidated Financial Statements of DVL, Inc.
         and Subsidiaries and Report of Independent Auditors




                                                                  Page
                                                                  ----

Report of Independent Auditors                                    F- 1

Consolidated Balance Sheets-December 31, 1996 and 1995            F- 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 1996          F- 4

Consolidated Statements of Shareholders' Equity
 (Deficiency) for each of the years in the three year
  period ended December 31, 1996                                  F- 6

Consolidated Statements of Cash Flows for each of the
  years in the three year period ended December 31, 1996          F- 7

Notes to Consolidated Financial Statements                        F-10

                         RICHARD A. EISNER & COMPANY, LLP
                                575 Madison Avenue
                              New York, NY 10022-2597
-------------------------------------------------------------------------------

                     REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
DVL, Inc.
Bogota, New Jersey

     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

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


RICHARD A. EISNER & COMPANY, LLP

New York, New York
April 4, 1997


                            DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                 December 31,
                                                           ----------------------
                                                              1996        1995
                           ASSETS                          ----------  ----------
                           ------
Loans receivable, including amounts maturing after one
 year - principally pledged (Notes 1,2,4,5,7,11 and 13)
  Affiliates:
     Wrap-around and other mortgages due from affiliated
      partnerships (net of underlying liens of $49,749
      and $44,300, respectively)                           $ 42,163    $ 54,501
     Unearned interest                                      (12,325)    (14,411)
                                                           --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $5,104 and $5,640 of
      non-performing loans, respectively)                    29,838      40,090


  Others:
     Other mortgage loan                                          -       1,281
     Non-performing loans collateralized by limited
     partnership interests due from limited partners          3,066       3,921
                                                           --------    --------
  Total loans receivable                                     32,904      45,292
  Allowance for loan losses (Notes 1 and 5)                  12,854      12,225
                                                           --------    --------
  Net loans receivable                                       20,050      33,067

Cash (including restricted cash of $77 and $602
 respectively)                                                  355       1,042
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 and $1,727, respectively) (Note 2)          114         114
Investments (Notes 1,5,7 and 13)
  Real estate at cost - pledged (net of an allowance for
   loss of $208)                                                289         289
  Real estate lease interests                                 1,965       2,300
  Affiliated limited partnerships (net of an allowance for
   loss of $1,342 and $583, respectively)                     2,221       3,310
  Other investments (net of an allowance for loss of $400)      667         697
Other assets (Note 1)                                           973         680
                                                           --------    --------
    Total assets                                           $ 26,634    $ 41,499
                                                           ========    ========









See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)


                                                                 December 31,
                                                           ----------------------
                                                             1996         1995
                                                           ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------
Liabilities:
  Short-term debt (Note 7)                                 $      -     $  1,060
  Long-term debt - NPM Capital LLC
   (Notes 2,4,6,7,8,11 and 13)                                7,502            -
  Long-term debt - Other (Notes 2,4,6,7,8,11, and 13)         6,203       32,290
  Notes payable - litigation settlement (Notes 2 and 11)      6,635        5,642
  Convertible subordinated debentures (Notes 9,12, and 13)      334          458
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates (Notes 6,11 and 13)          115          353
  Accounts payable and accrued liabilities
   (Notes 7,11 and 13)                                        1,942        2,705
                                                           --------     --------
     Total liabilities                                       22,731       42,508
                                                           --------     --------
Deferred credits (Notes 1 and 8)                                321          321
                                                           --------     --------

Commitments and contingent liabilities (Notes 2 and 11)

Shareholders' equity (deficiency) (Notes 1,2,10,11,12 and 13):
  Preferred stock $10.00 par value, authorized - 100
   shares, issued - 100 shares at December 31, 1996               1            -
  Common stock, $.01 par value authorized - 40,000,000
   shares at 1996 and 1995, issued - 15,479,450 and
   13,260,850 at December 31, 1996 and 1995, respectively       155          133
  Additional paid-in capital                                 95,146       94,135
  Deficit                                                   (91,720)     (95,598)
                                                           --------     --------
     Total shareholders' equity (deficiency)                  3,582       (1,330)
                                                           --------     --------
     Total liabilities and shareholders' equity
      (deficiency)                                         $ 26,634     $ 41,499
                                                           ========     ========



















See accompanying accountants' report and notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except share data)

                                                   Year Ended December 31,
                                              ------------------------------
                                                1996       1995       1994
                                              --------   --------   --------
Income from affiliates (Notes 1,2,4,5 and 6):
  Interest on mortgage loans                  $    962   $  1,287   $  2,221
  Partnership management fees                      449        484        514
  Transaction and other fees from
   partnerships                                    561        881        542
  Rent income                                       35         30         25
  Other income                                      30         52         25
Income from others (Notes 1,2 and 4):
  Interest on mortgage loans                       109        134        123
  Interest on loans to limited partners
   collateralized by limited partnership
   interests                                        15        210        317
  Other interest                                    15         30         17
  Other income                                     260        129          -
                                              --------   --------   --------
                                                 2,436      3,237      3,784
                                              --------   --------   --------
Operating expenses:
  Provision for losses (Notes 1,2,4,5,
   6 and 11)                                     1,810      2,222      7,814
  General and administrative                     1,877      2,234      2,127
  Asset Servicing Fee - NPO Management LLC
   (Note 7)                                        464          -          -
  Legal and professional fees                      195        810        621
Interest expense - (Notes 1,2 and 7)
  Affiliates                                         -          -        251
  NPM Capital LLC (Note 7)                         242          -          -
  Others                                         2,319      3,716      3,713
Loss on investment in First Mechanics
 Finance Company (Note 5)                            -          -      1,181
Claim settlement and other litigation
 losses (Notes 5 and 11)                             -         35        973
                                              --------   --------   --------
                                                 6,907      9,017     16,680
                                              --------   --------   --------

Loss before gain on sales of real estate        (4,471)    (5,780)   (12,896)

Gain on sales of real estate to affiliates
 (Notes 1 and 8)                                     -          -          9
                                              --------   --------   --------
Loss from continuing operations                 (4,471)    (5,780)   (12,887)
Loss from discontinued operations (Note 3)           -          -       (223)
                                              --------   --------   --------
Loss before extraordinary gain                  (4,471)    (5,780)   (13,110)
Extraordinary gain on the settlements
 of indebtedness (Notes 2 and 7)                 8,349      7,900      1,935
                                              --------   --------   --------
      Net income (loss)                       $  3,878   $  2,120   $(11,175)
                                              ========   ========   ========





See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (continued)


                                                    Year Ended December 31,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------   ---------   ---------
Earnings (loss) per share (Note 1):

    Loss from continuing operations          $     (.28)  $    (.58)  $   (1.54)
    Loss from discontinued operations                 -           -        (.03)
                                             ----------   ---------   ---------
    Loss before extraordinary gain                 (.28)       (.58)      (1.57)
    Extraordinary gain on the settlements
     of indebtedness                                .53         .79         .23
                                             ----------   ---------   ---------
      Net income (loss)                      $      .25   $     .21   $   (1.34)
                                             ==========   =========   =========













   Weighted average shares outstanding       15,741,418   9,980,565   8,336,640
                                             ==========   =========   =========




























See accompanying accountants' report and notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                  (NOTES 1, 2, 10, 11, 12 AND 13)
                                                   (in thousands except share data)

                                                              Preferred Stock      Common Stock     Additional
                                                              ---------------  --------------------   paid-in
                                                               Shares  Amount     Shares    Amount    capital   Deficit    Total
                                                              -------- ------  ----------- -------- ---------- --------- --------
Balance-January 1, 1994                                              -  $   -   8,103,043  $ 8,103   $84,100   $(86,543) $ 5,660

Issuance of common stock in payment of accounts payable                            90,157       90        (8)                 82
Issuance of warrants in connection with a creditor agreement                                               2                   2
Issuance of common stock in connection with a settlement of
 contingent liability                                                             320,000      320       (20)                300

Net loss                                                                                                        (11,175) (11,175)
                                                               -------  -----  ----------  -------   -------   --------  -------
Balance-December 31, 1994                                            -      -   8,513,200    8,513    84,074    (97,718)  (5,131)

Issuance of common stock in payment of accounts payable                             5,068        5         2                   7
Issuance of common stock to directors, employees and
 consultants                                                                      725,000      725      (531)                194
Recapitalization of $1 par common stock for $.01 par common
 stock                                                                                  -   (9,150)    9,150          -        -
Issuance of common stock in connection with a settlement of
 shareholder litigation                                                         4,017,582       40     1,440               1,480

Net income                                                                              -        -         -      2,120    2,120
                                                               -------  -----  ----------  -------   -------   --------  -------
Balance-December 31, 1995                                            -      -  13,260,850  $   133   $94,135   $(95,598) $(1,330)

Issuance of common stock in satisfaction of certain claims                        290,000        3        46                  49
Issuance of common stock in connection with the modification
 of the convertible subordinated debentures                                       728,600        7       151                 158
Issuance of common stock in connection with creditor settlement                   200,000        2        48                  50
Issuance of common stock in connection with the Loan from
 NPM Capital LLC (Note 7)                                                       1,000,000       10       190                 200
Issuance of preferred stock in connection with the Loan
 from NPM Capital LLC (Note 7)                                     100      1                                                  1
Issuance of warrants in connection with the Loan from
 NPM Capital LLC (Note 7)                                                                                516                 516
Issuance of compensatory stock options                                                                    60                  60

Net income                                                                                                        3,878    3,878
                                                               -------  -----  ----------  -------   -------   --------  -------
Balance-December 31, 1996                                          100  $   1  15,479,450  $   155   $95,146   $(91,720) $ 3,582
                                                               =======  =====  ==========  =======   =======   ========  =======

See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
Cash flows from operating activities:
  Net loss from continuing operations            $ (4,471)  $ (5,780)  $(12,887)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities
    Provision for losses                            1,810      2,222      7,814
    Accrued interest added to indebtedness            885      1,711        541
    Cancellation of subordinated debentures          (133)         -          -
    Claim settlement losses added to accrued
     expenses                                           -         35        973
    Amortization of unearned interest on loans
     receivable                                        63        (58)      (419)
    Amortization of deferred charges                  357         84        126
    Consideration paid in common stock                  -        194          -
    Issuance of compensatory stock options             60          -          -
    Imputed interest on notes and debentures        1,002        888        754
    Amortization of deferred credits                   24          -         (9)
    Net (increase) decrease in other assets          (650)       335       (197)
    Net increase (decrease) in payables              (617)      (191)        21
  Net cash provided by discontinued operations          -          -         13
                                                 --------   --------   --------
      Net cash (used in) operating activities      (1,670)      (560)    (3,270)
                                                 --------   --------   --------

Cash flows from investing activities:
  Collections on loans receivable (net of
   payments on underlying loans)
    Affiliates                                      9,924      5,104      7,146
    Others                                          2,144        393      1,838
  Net reductions in real estate lease interests       335        257         66
  Net collections on amounts due from affiliated
   partnerships                                         -         94         66
  Acquisition of affiliated limited partnership
   interests                                            -          -       (108)
  Distributions received on affiliated limited
   partnership interests and other investments        280        562        238
  Net cash provided by discontinued activities          -          -        530
                                                 --------   --------   --------
      Net cash provided by investing activities  $ 12,683   $  6,410   $  9,776
                                                 --------   --------   --------

                                   (continued)











See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from new borrowings                   $  4,749   $  1,060   $  1,150
  Proceeds from the issuance of common and
   preferred stock                                    201          -          -
  Repayment of indebtedness                       (16,412)    (6,986)    (6,467)
  Payments on guaranteed indebtedness                (238)      (232)      (380)
                                                 --------   --------   --------

     Net cash (used in) financing activities      (11,700)    (6,158)    (5,697)
                                                 --------   --------   --------

Net increase (decrease) in cash                      (687)      (308)       809
Cash, beginning of year                             1,042      1,350        541
                                                 --------   --------   --------

Cash, end of year                                $    355   $  1,042   $  1,350
                                                 ========   ========   ========

Supplemental disclosure of cash flow
 information:
  Cash paid during the year for interest,
   excluding amounts paid on underlying
   loans                                         $  1,111   $  1,151   $  1,578
                                                 ========   ========   ========


                                   (continued)

























See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   1996      1995      1994
                                                 -------   -------   -------

Supplemental disclosure of non-cash investing and financing activities:

  Net loans and other assets transferred to
   settle indebtedness and satisfy loan
   guarantees                                    $   250   $ 3,115   $ 1,448
                                                 =======   =======   =======
  Deferred credit recognized in connection
   with creditor settlements                     $     -   $ 1,075   $     -
                                                 =======   =======   =======
  Net reduction in indebtedness pursuant
   to creditor settlements                       $ 8,374   $ 6,825   $ 1,935
                                                 =======   =======   =======
  Reduction in accrued liabilities upon
   issuance of Common Stock                      $   257   $ 1,487   $   382
                                                 =======   =======   =======
  Investments in affiliated partnerships
   transferred to settle litigation claims       $   108   $     -   $     -
                                                 =======   =======   =======
  Common stock issued in connection with a
   creditor settlement                           $    50   $     -   $     -
                                                 =======   =======   =======
  Increase in other assets upon issuance
   of common stock                               $    46   $     -   $     -
                                                 =======   =======   =======























See accompanying accountants' report and notes to consolidated financial statements.

                        DVL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL") is a Delaware corporation headquartered in Bogota, New Jersey. DVL's common stock is traded on the over-the-counter market and is quoted on the NASD OTC Bulletin Board under the symbol "DVLN". DVL stock was traded on the New York Stock Exchange ("NYSE") through August 3, 1995. DVL is a commercial finance company which manages numerous properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of commercial mortgage loans due from affiliated partnerships, loans due from limited partners collateralized by their interests in affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL's sole active subsidiary is Professional Service Corporation ("PSC") DVL has three inactive subsidiaries Del- Val Capital Corp. (DVCC), RH Interests Inc. (RH) and DV/MHC. DVL acquired RH from Kenbee Management, Inc. ("Kenbee"), DVL's former manager, on January 1, 1994 (Note 4). RH held interests in several real estate development projects. The accounts of DVCC, RH (reflected as discontinued operations - see Note 3) and PSC have been consolidated in these financial statements. All material intercompany transactions and accounts are eliminated in consolidation. DVCC was organized in 1989 to acquire, make and service full recourse loans due from unaffiliated borrowers collateralized by consumer receivables. PSC was organized in 1991 and holds certain master lease positions acquired by DVL through a creditor settlement (Notes 6).

     In 1994, DVL organized the First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to develop a specialized tool loan purchasing and servicing business. Due to the lack of cash resources and as part of DVL's decision to refocus on its existing commercial finance business, DVL sold FMF in 1994 in an effort to recoup some of its initial investment. FMF was sold principally for a note and subordinated debenture. The results of FMF's operations were not consolidated in these financial statements as FMF was reflected as a temporary investment.

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

d. ALLOWANCE FOR LOSSES: Specific loss reserves are provided as required based on management's evaluation of the underlying collateral on each loan or investment (Note 5).

e. DEPRECIATION: Depreciation is provided by charges to operations on either a straight-line basis or accelerated basis at rates which will allocate the cost of the assets over their estimated useful lives.

f. DEFERRED CHARGES: Deferred charges applicable to debt financing are amortized over the term of the related debt.

g. INCOME RECOGNITION: Interest income is not recognized on the non-performing portion of DVL's loan portfolio. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on DVL's restructured mortgage loan portfolio is recognized using an imputed interest rate based upon the
anticipated future cash flow and yield to   maturity (Note 4).  Gains on sales
of real estate to affiliates are recognized in income generally under the installment method, whereby the gain on the portion of the sales price which is not received in cash is deferred at the time of sale and recognized proportionately as cash is subsequently collected. Any cash received on the collection of the note or debenture obtained from the sale of FMF, subsequent to March 30, 1995, has been recognized into income when received.

h. FEDERAL INCOME TAXES: DVCC, PSC and RH will be included in DVL's consolidated federal income tax return for 1996. DVL revoked its election to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code ("Code"), effective January 1, 1994. As a REIT, DVL was required to distribute to its shareholders at least 95% of its federal taxable income, and assuming compliance with certain other requirements, income so distributed would not be taxable to DVL.

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

     At December 31, 1996, DVL had net operating loss carryforwards for income tax purposes of approximately $60 million available to offset future taxable income, if any, expiring through 2010. Temporary differences arise from differences between financial reporting and income tax reporting relating primarily to provision for loan and other losses and the issuance of the notes payable pursuant to the shareholder litigation settlement, which are currently not deductible for income tax purposes. DVL's deferred tax asset of approximately $33 million, which is comprised of the tax benefit of net operating loss carryforwards of approximately $24 million and temporary differences represented primarily by non-deductible loan reserves and the issuance of the notes payable pursuant to the shareholder litigation is fully reserved for due to the uncertainty of realizing taxable income in the future (Notes 2, 11, 12 and 13). The reduction in the valuation reserve for deferred tax assets was approximately $2 million for the year ended December 31, 1996. DVL believes that its ability to utilize its tax loss carryforward will not be adversely affected by the issuance of stock, stock options and warrants, pursuant to existing agreements with various lenders and with its shareholders, nor the issuance of convertible debentures.

i. PER SHARE DATA: Earnings per share amounts are based upon the weighted average number of common shares and equivalents issued. The dilutive effect of outstanding options and warrants is computed using the treasury stock method.

2.   Basis of Presentation and Financial Condition

     The accompanying financial statements were prepared on a going concern basis, which assumes that the realization of assets and repayment of liabilities will be in the normal course of business.

     During 1996, DVL continued to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is used to pay senior liens before cash flow on such mortgages is available to DVL. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its operating cash flow deficiency. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies or future mandatory debt repayments.

     DVL has entered into a loan agreement with a new lender that considerably extends DVL's mandatory debt repayments (Note 7). In December 1995, DVL reached an agreement with its final unsettled creditor (Note 7). That settlement resulted in an extraordinary gain on the settlement of indebtedness of $7.4 million in 1996 and gains of $6 million in 1995.

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

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and mandatory debt payments, (2) the settlement of remaining litigation, (3) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, (4) the return to profitable operations and (5) availability of additional borrowings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.   Discontinued Operations

     During 1993 and 1994, DVL began to pursue an additional business venture involving the acquisition, development and resale of residential real estate. The sales and development of DVL's real estate projects progressed more slowly than DVL originally anticipated and DVL did not have the financial resources to make further investments in its projects. Therefore, in 1994 DVL agreed to transfer its interests in its three remaining projects to the creditors who financed DVL's purchases of such projects in satisfaction of the related non-recourse debts. These activities are reflected as a discontinued operation in these financial statements.

     Furthermore, DVL continued to liquidate DVCC's loan portfolio during 1994 and, therefore, DVCC was also accounted for as a discontinued operation in these financial statements. In May 1994, DVCC sold one loan at its carrying value and pledged another loan as collateral for a DVL loan (Note 7). DVCC's remaining assets, net of an additional reserve of $175,000 taken in 1994, were absorbed by DVL, which treated these transactions as the final disposal of DVCC.

4.   Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions previously arranged by Kenbee in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an affiliated partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated partnerships; interim second mortgage loans due from affiliated partnerships;
a loan due from an unaffiliated party; and loans due from limited partners collateralized by their interests in affiliated partnerships ("Partners' Notes") and are principally pledged to collateralize DVL's indebtedness to NPM (Note 7). DVL's mortgage portfolio includes 36 loans with a net investment of $19,650,000 which are due from affiliated partnerships that own properties leased to Wal-Mart Stores, Inc.

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

     In 1996, DVL refinanced 19 mortgages which generated approximately $6,000,000 which was used to satisfy existing indebtedness. The amounts obtained or to be obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably (Note 4(c)).

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from affiliated partnerships which bore interest at effective rates of up to 15% per annum, aggregating $1,466,000 and $3,124,000 at December 31, 1996 and 1995, respectively, and mature through 2027. The effect of the modification on these mortgages on DVL's interest income for 1996 was not material.

     In addition, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. These loans, at the time of the restructuring, bore interest at 3% over DVL's average interest rate for short-term borrowings and matured through 1996. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2031. As of December 31, 1996, the modified loans due directly from the partnerships aggregated $18,242,000 net of underlying mortgages of $38,802,000. Management currently does not anticipate realizing a material amount of interest income over the remaining terms of these modified loans. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $5,000,000 in each of 1996, 1995, and 1994.

     Pursuant to certain settlement agreements, DVL replaced certain mortgage loans and loans collateralized by limited partnership interests due from affiliates with similar loans due from unaffiliated parties in 1992 (Note 4(f)).


     DVL's mortgage and other loans due from affiliated partnerships, an unaffiliated entity and limited partners are as follows:

                                                                   1996                                   1995
                                                 ------------------------------------   ----------------------------------------
                                                                  Accrued                                   Accrued
                                                                  Interest  Allowance                       Interest   Allowance
                                                 Number           Included  For Loan    Number              Included   For Loan
(dollar amounts in thousands)                      of     Loan    In Loan    Losses       of      Loan      In Loan     Losses
Mortgage Loans Due From Affiliated Partnerships  Loans   Balance  Balance   (Note 6)    Loans    Balance    Balance    (Note 6)
-----------------------------------------------  ------ --------  --------  ---------   ------  --------    --------   ---------
Long term wrap-around mortgage loans (net of
  underlying loans) ranging from $110 to
  $3,138 in 1996 and from $116 to $3,102 in
  1995, maturing at various dates through
  August 2027 (a)                                  13   $ 13,867  $ 215     $ 2,531       15    $ 16,920    $ 132      $ 2,359

Other long term mortgage loans ranging from
  $179 to $2,476 in 1996 and from $201 to
  $2,500 in 1995, maturing at various dates
  through December 2029 (b)                         8      9,013      7         219       10      10,691        7          219

Long term wrap-around and other mortgage
  loans (net of underlying loans) acquired
  from Kenbee pursuant to the Limited
  Partner Settlement ranging from $2 to
  $1,844 in 1996 and from $2 to $1,844
  in 1995, maturing at various dates through
  June 2031 (c)                                    34     18,242      -       7,354       37      25,375        -        6,575

Interim second mortgage loans ranging from
  $56 to $1,108 in 1995, maturing on demand
  at December 1996 (d)                              1      1,041      -         515        3       1,515        -          776

Other Mortgage Loan
--------------------
Mortgage loan due from an unaffiliated entity
 maturing in December 1996 (e)                      -          -      -           -        1       1,281       10            -
                                                  ---   --------  -----     -------      ---    --------   ------      -------
Total Mortgage Loans                               56     42,163    222      10,619       66      55,782      149        9,929

Loans Collateralized By Limited Partnership Interests
-----------------------------------------------------
Loans ranging from $2 to $336 in 1996 and
  1995, maturing at various dates through
  December 1995 (f)                               139      3,066      -       2,235      178       3,921      520        2,296
                                                  ---   --------  -----     -------      ---    --------   ------      -------
Total Loans Receivable                            195     45,229  $ 222     $12,854      244      59,703   $  669      $12,225
Less unearned interest on partnership mortgage    ===             =====     =======      ===               ======      =======
  loans                                                   12,325                                  14,411
                                                        --------                                --------
Net Loans Receivable                                    $ 32,904                                $ 45,292
                                                        ========                                ========


                                                                      F-15
     (a) DVL previously funded certain wrap-around mortgages due from affiliated partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through August 2027, bear interest at effective rates of up to 15% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are reflected net of underlying mortgage loans of $10,947,000 in 1996 and $10,862,000 in 1995, which bear interest at rates ranging from 7.5% to 13.125%, are payable to unaffiliated lenders in monthly installments ranging from $2,000 to $21,000, mature on various dates through August 2011 and are collateralized by liens senior to DVL's liens. See Note 8 for the five year maturities of such underlying loans. These wrap-around loans include three non-performing loans with a net investment aggregating $2,944,000 at December 31, 1996 and four non-performing loans with a net investment aggregating $3,062,000 at December 31, 1995.

     (b) DVL's other long-term mortgage loans to affiliated partnerships mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. Two of such loans aggregating $1,201,000 in 1996 and $1,320,000 in 1995 arose from DVL's sales of real estate prior to 1980 to Kenbee and affiliated partnerships in which Kenbee is a general partner. DVL realized gains on such sales of $2,280,000 (see Note 1(g) for DVL's income recognition policy). These loans include one non-performing loan with a net investment aggregating $1,119,000 at December 31, 1996 and December 31, 1995.

     (c) DVL acquired long-term wrap-around and other mortgage loans to affiliated partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223,000 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 5). Although these loans have stated interest rates of up to 15.5%, interest, if any, will be imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL subordinated its second mortgage position on sixteen of these loans as part of a refinancing in 1994. The wrap-around loans are reflected net of senior liens of $38,802,000 in 1996 and $33,438,000 in 1995, which bear interest at rates ranging from 7.5% to 14%, are payable to unaffiliated lenders on a zero coupon basis and in monthly installments ranging from $2,000 to $26,000, mature on various dates through January 2012 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages is also being made by the partnerships or tenants as discussed in (a) above. See Note 7 for the five year maturities of such underlying loans.

     (d) An interim second mortgage loan to an affiliated partnership generally was equal to the difference between the partnership's purchase price for its property and the amount of a first mortgage provided by an unaffiliated lender. Although the remaining loan bears interest, DVL does not anticipate realizing any income from this loan. This loan is due on demand and is expected to be repaid primarily from the future sale of this property and continues to be non-performing at December 31, 1996.

     (e) DVL's mortgage loan due from an unaffiliated entity resulted from the satisfaction of its mortgage loans due from affiliated partnerships. In 1994, DVL received a $1,450,000 loan from Grand Union in partial satisfaction of one of its partnership mortgage loans. This loan bore interest at 9% per annum and required monthly payments of $18,000, with a balloon payment of $1,161,000 due in December 1996. This loan was repaid in 1996.

     (f) DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. All such partner loans matured at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at a variable rates up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, subject to additional interest charges payable upon the maturity of the loan, based on variable interest rates, which are further subject to minimum and maximum levels. All of these loans were non-performing at December 31, 1996 and December 31, 1995.

     DVL's commercial mortgage loans, exclusive of its wrap-around mortgages, are collateralized by 7 first mortgages aggregating $7,918,000 and 3 second mortgages aggregating $2,566,000 at December 31, 1996 and by ten first mortgages aggregating $10,840,000 and five second mortgages aggregating $3,097,000 at December 31, 1995. The commercial mortgage loans have prior first or second mortgage liens, principally on a nonrecourse basis, of approximately $3,500,000 and $10,000,000 at December 31, 1996 and 1995, respectively. The principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $1,240,000 in 1997, $213,000 in 1998, $220,000 in 1999, $231,000 in 2000 and $244,000 in 2001. All such commercial mortgage loans and the wrap-around mortgages are collateralized by liens on commercial and industrial properties located in various states. DVL's commercial mortgage loans and loans collateralized by limited partnership interests have principally the same cost basis for federal income tax and financial reporting purposes, except for certain of the loans acquired from Kenbee pursuant to the Limited Partner Settlement whose basis for federal income tax purposes is greater than for financial reporting purposes by approximately $400,000. Such difference is a result of write offs for income tax purposes greater than for financial statement purposes in 1992 which have been more than offset by (a) interest income being reported for tax purposes using an effective interest rate which is not recognized for financial statement purposes and (b) a reduction in the carrying value based upon cash received for financial reporting purposes, only.

Activity on all collateralized loans is as follows:

                                            1996       1995       1994
                                          --------   --------   --------
                                                   (in thousands)
Balance, beginning of year                $ 59,703   $ 74,840   $ 88,257
Commercial financing loans-affiliates            -          -          -
Collections on loans to affiliates          (9,924)    (5,104)    (7,146)
Collections on loans to others              (2,144)      (393)    (1,838)
Loans transferred to satisfy indebtedness
 and guarantees                               (250)    (3,110)    (1,506)
Unearned interest offset against loans
 upon loan restructurings                        -          -       (157)
Loans reduced in connection with
 acquisition of the assets collateralizing
 such loans                                    (19)       (50)      (160)
Unearned interest offset against loans
 satisfied, sold and written off            (1,528)    (3,559)    (1,822)
Loans written-off and written down            (620)    (2,885)      (692)
Other                                           11        (36)       (96)
                                          --------   --------   --------
Balance, end of year                      $ 45,229   $ 59,703   $ 74,840
                                          ========   ========   ========

Unearned interest activity is as follows:

                                          1996       1995       1994
                                        --------   --------   --------
                                                 (in thousands)
Balance, beginning of year              $ 14,411   $ 18,028   $ 20,426
Amortization to income                        63        (58)      (419)
Decrease in connection with the
 satisfaction or write-off of loans       (1,528)    (3,559)    (1,822)
Decrease in connection with
 restructuring of mortgage loans            (621)         -       (157)
                                        --------   --------   --------
Balance, end of year                    $ 12,325   $ 14,411   $ 18,028
                                        ========   ========   ========

5.   Allowance for Losses and Other Reserves

     DVL's allowance for loan losses is based upon the value of the collateral underlying each loan in its portfolio. Management's evaluation of such collateral previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The evaluation considered the magnitude of DVL's non-performing loan portfolio, updated internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of loans to meet future mandatory repayment obligations on certain indebtedness, as well as its operating cash flow deficiency (Note 7).

     The allowance for losses on DVL's mortgage loan portfolio was calculated by first comparing the appraised value of the property collateralizing a mortgage loan, net of liens senior to DVL's liens, to DVL's net investment in the mortgage loan. For those mortgages which were modified, further losses were provided for by then comparing DVL's net investment in the mortgage loan, less any allowance necessary based upon the appraised value of the property, to the anticipated cash flow to be generated by the terms of the mortgage or the amount anticipated to be received through the liquidation of the mortgage. The partnership properties were valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes that, generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalued the property as it reasonably believed appropriate. The value of the partnership properties which are subject to percentage rents was based upon internally generated appraisals. Such appraisals valued the future percentage rents utilizing assumed sales growth percentages of up to 6% annually, based upon each individual store's recent sales history through January 31, 1993. Such appraisals were updated if there were any significant changes in the status of the existing tenancy. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures. In addition, management provided for a reserve on certain of its mortgages and partnership investments (Note 6) for anticipated losses to be realized as certain of such assets are liquidated to meet DVL's mandatory repayment obligations (Note 7) and its operating cash flow deficiency.

     Based upon the ratification of the enforceability and validity of DVL's portfolio of Partners' Notes by the Limited Partner Settlement and the payment experience on such notes, management re-evaluated each note in its portfolio for specific loss reserves. As of December 31, 1996, the notes deemed uncollectible were provided for assuming an estimated residual value of the related partnership investment of approximately 14.5% of the original investment, which reflects management's estimate of the investment's net realizable value.

Allowance for loan loss activity is as follows:

                                                 1996         1995
                                               --------     --------
                                                    (in thousands)
Balance, beginning of year                     $ 12,225     $ 12,762
Net provision for loan losses                     1,249        2,348
Loans written-off and written-down                 (620)      (2,885)
                                               --------     --------
Balance, end of year                           $ 12,854     $ 12,225
                                               ========     ========

     Management provided for losses of $0, $35,000 and $973,000 in 1996, 1995 and 1994, respectively, in connection with certain litigation and the settlements of claims against it and Kenbee originating from Kenbee's indebtedness to certain creditors. Under previously completed settlement agreements, DVL transferred certain mortgages with a carrying value aggregating $3,007,000 in 1992 and 1991 to the claimants in full satisfaction of the claims against DVL and Kenbee. DVL had guaranteed that such claimants (the "Lender Group") would receive a minimum cash flow from the transferred mortgages of $110,000 per year through 1996 and provided the Lender Group with a contingent note for the reduction in the present value of the transferred mortgages resulting from changes in the terms of such mortgages in connection with the settlement of the limited partner suits. DVL transferred a mortgage to the Lender Group in full settlement of all cash flow requirements and the contingent note. The mortgage had a carrying value of $523,000, which amount had been fully provided for at December 31, 1994.

     DVL sold FMF in December 1994 for $837,000 of which $825,000 was financed by DVL with a secured promissory note and subordinated debenture. DVL incurred a $1,181,000 (including $353,000 of overhead allocated by DVL to FMF) loss on its temporary investment in FMF which represents the start-up and operating costs funded by DVL, less the cash received through March 30, 1995 from the sale of FMF. The loss provision included a full reserve for the remaining payments due under the note and debenture as their collectibility was uncertain and DVL had placed no value on the note or debenture. DVL has received $290,000 from the sale of FMF from March 31, 1995 through December 31, 1996 which has been recorded as income and the remaining balance due has been canceled. In December 1995, DVL agreed to issue 250,000 shares of common stock in January 1996 to the prior president of FMF in consideration of an assignment of loans to FMF of approximately $112,000 and his release of all potential claims against DVL. The value of such stock ($31,000) has been offset against the income received from FMF.

6.   Investments

     Real Estate
     -----------

     At December 31, 1996, DVL's remaining real estate, which is principally pledged to collateralize indebtedness to NPM (Note 8), is leased to two affiliated partnerships under long-term leases at aggregate annual rents of approximately $37,000. At December 31, 1995, one of such leases was in default and DVL provided for a loss of $208,000 based upon the current value of the property. No additional provision was made at December 31, 1996. During 1993, DVL reached an agreement with one of its creditors under which DVL assigned its interest in three of its land leases and the related building improvements to affiliated partnerships (Note 7). The carrying value of the transferred real estate assets aggregated $1,274,000. As part of the agreement, PSC acquired the master lease positions for these properties, which were pledged to the creditor as additional collateral. Information for DVL's remaining properties is as follows:


                                                      Land
                                            ------------------------
                                              Kearny,       Kearny,
                                            New Jersey    New Jersey
                                            ----------    ----------
                                                 (in thousands)
Initial cost to the company and gross
 amount at which the land is carried
 at close of the period:                    $      417    $       80
                                            ==========    ==========
  Date acquired                             1992          1971
  Encumbrances                              (a)           N/A


(a)  Pledged to collateralize indebtedness to a financial institution (Note
     8).

     Affiliated Limited Partnerships
     -------------------------------

     DVL acquired various interests in affiliated partnerships pursuant to the terms of certain settlement agreements. Management originally valued all of these investments at 33% of the original investment amount, the expected recovery for such investments, except for interests acquired in one partnership with an original investment aggregating $2,450,000 which are assigned to one of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property. In 1994 and 1996, management provided for a general reserve on these investments to bring the net carrying value down to 25.2% and 14.5%, respectively, of the original investment amount, exclusive of the $2,450,000 discussed above, due to potential anticipated losses upon liquidation of these investments to meet DVL's mandatory repayment requirements and operating cash flow deficiency. (Notes 4,5 and 7). As distributions are received or the investments are disposed of, the carrying value is reduced. No income will be recognized until the anticipated cash flow exceeds the carrying value.

The activity on DVL's investments in affiliated partnerships is as follows:

                                                      1996       1995
                                                     ------     ------
                                                       (in thousands)

Balance, beginning of year                           $3,310     $3,803
Various interests acquired from defaulted
 Partner Notes                                           44         50
Distributions received                                 (250)      (536)
Write-offs and reserves                                (883)        (7)
                                                      -----     ------
Balance, end of year                                 $2,221     $3,310
                                                     ======     ======

     At December 31, 1996, all DVL's investments in affiliated partnerships are pledged to collateralize indebtedness (Note 7).

     Other Investments
     -----------------

     In connection with a 1993 settlement of three related partnerships which opted out of the Limited Partner Settlement, DVL received majority limited partnership interests in three new partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal- Mart Stores, Inc. by the three partnerships which opted out. These investments were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans (Notes 4(c) and 5). Management has reserved a total of $400,000 as of December 31, 1996 primarily resulting from a decrease in the value of the underlying collateral of one of the three partnership mortgage loans. As distributions are received or the investments are disposed of, the carrying value is reduced. No income will be recognized until the anticipated cash flow exceeds the carrying value.

7. Short-Term Debt, Long-Term Debt and Loans Payable Underlying Wrap-around Mortgages

     DVL's short-term and long-term debt is comprised of the following loans payable to unaffiliated lenders:

                                                      1996      1995
                                                     -------   -------
                                                       (in thousands)
Short-term debt:
  8% over prime rate loan collateralized by
   commercial mortgages, maturing in June 1996       $     -   $ 1,060
                                                     -------   -------
                                                           -     1,060
Restructured and other long-terms loans:             -------   -------
  Restructured indebtedness bearing interest
   at variable rates of 1/2% to 1% over prime,
   subject to minimum and maximum rates,
   collateralized by commercial mortgages and
   real estate, maturing through January 1999 (c)          -    11,319
  Restructured indebtedness bearing interest at
   varying fixed rates of up to 7% for one loan
   (Note 13) and variable rates based upon prime
   for the other loan, collateralized by Partners'
   Notes, commercial mortgages and real estate
   interests, maturing through May 1999 (c)                -     2,999
  Non-interest bearing restructured indebtedness,
   collateralized by commercial mortgages and
   limited partnership interests, maturing in
   January 1998                                        2,246     2,733
  9% to 13 3/4% fixed rate mortgages maturing
   through June 1999                                   2,150     4,716
  8% over prime rate loan collateralized by
   commercial mortgages, maturing in September
   1997                                                  221       232
  Loan collateralized by investments in limited
   partnerships currently bearing interest at 10%,
   maturing in May 1998                                  226       268
  Indebtedness restructured in 1995 collateralized
   by commercial mortgages maturing in 2001 (b)        1,360     1,623
  Non interest bearing restructured indebtedness
   payable in quarterly installments through
   June 1997 (a)                                           -     8,400
                                                     -------   -------
                                                       6,203    32,290
                                                     -------   -------
  New loan indebtedness due NPM bearing interest
   at 10.25% maturing in September 2002, colla-
   teralized by commercial mortgages and real
   estate (net of debt discounts of $492,000) (d)      7,502         -
                                                     -------   -------
                                                      13,705    32,290
                                                     -------   -------
   Total short-term and long-term debt               $13,705   $33,350
                                                     =======   =======

     (a) In December 1995, DVL reached a settlement with its final unsettled creditor and recognized a gain on the settlement of indebtedness of approximately $6.1 million in 1995. Such debt had been undercollateralized and the settlement eliminated such undercollateralization. The restructured indebtedness required a $400,000 payment at closing and required five quarterly payments totaling $600,000. All of the payments have been made, and DVL recognized additional gains of $7,400,000 in 1996.

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

     (c) DVL obtained extensions from two creditors to whom DVL failed to meet various mandatory repayment requirements since December 31, 1994 These loans were repaid from the September 1996 refinancing. (Note 7).

     (d) To better enable DVL to resolve its liquidity problems and to meet its certain mandatory repayment requirements, on September 27, 1996, DVL and NPM Capital, LLC ("NPM") closed a loan transaction under a certain Loan Agreement dated March 27, 1996, pursuant to which NPM purchased three loans from three creditors, and agreed to make principal installment payments of up to $600,000 on DVL's obligation to two additional creditors (the "Loan"). The three purchased loans represented an aggregate outstanding balance of $7,501,000. Two of the five loans had negotiated discounts of $2,773,000. The actual amount loaned by NPM at the closing, which included the balances due to the above mentioned creditors, less the realized discount, plus NPM's costs, equaled $5,232,000. Included in the loan balance were NPM's costs (in excess of $175,000) incurred in connection with this transaction, such excess totaled approximately $503,000. In consideration of NPM's loan enabling DVL to avail itself of discounts to existing lenders, and for providing DVL with the extended payment schedule, the principal amount of the loan was increased by $3,150,000. All such funds advanced at the closing were consolidated into a single note with NPM in the amount of $8,382,000. For financial reporting purposes, DVL recognized an extraordinary loss of $880,000 on this transaction.

     Under the terms of the NPM loan, the principal balance is payable over six years with interest at the rate of 10.25%. DVL is required to make certain mandatory payments towards the principal balance over the term of the loan. The first such principal reduction of 15% of the original loan, plus additional funds advanced, is due by March 31, 1998. From September 27, 1996 through December 31, 1996, DVL made principal payments from the liquidation of collateral totaling $521,000 which represents approximately 6% of the original principal balance, plus additional funds advanced. DVL is required to pay NPM the cash flow generated from certain of NPM's collateral, but in no event less than accrued interest at a rate of 5% per annum. The initial internal rate of return to NPM on this loan was approximately 27.5%. The initial effective interest rate for financial statement purposes to DVL, including DVL's costs associates with the Loan and the value of the Warrants (described below) was 15%. These rates assumed that payments would be made according to the original payment terms of the Loan. In the event of prepayments, delays in payments or additional fundings under the loan, the internal rate of return and the effective interest rate will increase or decrease, respectively.

     In connection with the transactions contemplated by the Loan Agreement in March 1996, DVL and NPO Management LLC ("NPO"), an affiliate of NPM, entered into an Asset Servicing Agreement, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1998) over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, for two years and to defer a reduced amount through the third year. DVL had accrued service fees of $372,000 as of December 31, 1996.

     In connection with the Loan, affiliates of NPM acquired 1,000,000 shares (the "Shares") of DVL common stock for $200,000 representing approximately 7% of the current outstanding common stock of DVL. An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. In addition, DVL issued to affiliates of NPM 12,911,628 warrants (the "Warrants") which when added to the 1,000,000 shares represent rights to acquire up to 49% of the outstanding common stock of

DVL on a fully diluted basis. Unless certain conditions are met, the Warrants are not exercisable prior to January 1, 1999 without satisfaction of certain conditions and expire December 31, 2007 at a price of $.16 per share. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized over the life of the Loan.

     During 1996, 1995 and 1994, DVL's settlement and restructuring agreements with certain creditors resulted in net extraordinary gains on the restructuring of indebtedness of $8,349,000, $7,900,000 and $1,935,000, respectively.

     The aggregate amount of restructured and other long-term debt and loans payable underlying wrap-around mortgages (Note 5) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)
        1997                              $   820           $ 2,291
        1998                                6,548             4,157
        1999                                1,836             2,346
        2000                                1,983             2,570
        2001                                1,090             2,849
     Thereafter                             1,428            35,536
                                          -------           -------
                                          $13,705           $49,749
                                          =======           =======

     DVL's weighted average short-term borrowing rate for the years ended December 31, 1995 and 1994 were 9.7% and 8.4%, respectively. For 1996, DVL's short-term rate was 16.4% on debt which was outstanding through February 1996. After February 1996, DVL had no further short-term borrowings.

8.   Deferred Credits

     DVL's deferred credits at December 31, 1996 and 1995 are comprised of deferred gains on the sales of real estate to affiliates. Under the terms of a settlement agreement with one of DVL's creditors (Note 6), certain of these mortgage loans were canceled upon the restructuring of DVL's indebtedness with a different creditor which was completed in the second quarter of 1995 (Note 7). As a result of this restructuring, a substantial portion of the deferred gain on sales of real estate was realized in 1995.

Activity on deferred credits is as follows:

                                          1996       1995       1994
                                         ------     ------     ------
                                                (in thousands)
  Balance, beginning of year             $  321     $1,396     $1,405
  Amortization to income                      -          -         (9)
  Deferred gain on sale recognized upon
   cancellation of mortgage loans             -      1,075          -
                                         ------     ------     ------
  Balance, end of year                   $  321     $  321     $1,396
                                         ======     ======     ======

 9.  Convertible Subordinated Debentures

     During 1993, DVL completed a $421,000 private placement of units consisting of one convertible subordinated promissory note and two common stock purchase warrants. The notes bear interest at 12% per annum, mature on April 30, 1997 and are convertible, including accrued interest, into shares of common stock at a price of $1.00 per share at any time prior to maturity. In addition, DVL issued $51,000 of similar such units primarily in connection with the settlement of claims of certain limited partners, which included DVL's acquisition of certain limited partnership interests (Note 7). The convertible notes included in these units bear interest at 10% per annum and mature on April 12, 1997 (Note
12). In March 1996, 282,000 of the $472,000 of the 12% and 10% convertible subordinated debenture holders agreed to waive the payment of interest in cash on the debentures, to eliminate the convertibility feature of the existing debentures and to surrender their existing warrants. In consideration of the above, each debenture holder received shares of DVL stock equal to the number of shares purchasable by the warrants plus shares in payment of interest to be accrued through the maturity of the debenture. The principal balance of these modified debentures will be repaid in April 1997. In addition, during 1996 the holder of $130,000 of these notes redeemed his notes for 200,000 shares of DVL common stock.

10.  Stock Option Plans

     DVL has elected to follow "Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of DVL's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1996 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) The vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income in 1996 would have been approximately $3,790,000 and $.24 per share.

     DVL's 1996 stock option plan (the "Plan") provides for the grant of options to purchase up to 1,500,000 shares of common stock to officers and key employees of DVL. It also includes automatic grants of 15,000 options to individuals upon their becoming non-employee Directors, as well as for annual grants of 15,000 options to each non-employee director.

     All options are non-qualified stock options.

     During 1996, employees and a former employee of DVL exchanged 673,131 Stock Appreciation Rights for 673,131 non-qualified stock options. Each of the options was granted at an exercise price of $.21 for a ten year term. The company recorded a charge of $60,000 in connection with this transaction.

     As of September 17, 1996, the Company had an option to purchase 15,000 shares to a new non-employee director at $.22 per share for a ten year term.

     As of December 31, 1996, there were outstanding 688,131 ten (10) year options. Under the plan, the company has 811,869 options remaining.

11.  Commitments, Contingent Liabilities and Legal Proceedings

     Commitments and Contingent Liabilities
     --------------------------------------

     As part of DVL's settlement and restructuring agreements, DVL made the following commitments and guarantees: DVL guaranteed that a creditor will receive minimum annual cash flow from 1994 through 2002 totaling $87,000 on a mortgage loan transferred to the creditor; DVL has agreed to pay two creditors additional amounts of up to 80% of the proceeds generated by the collateral pledged to these creditors if any such collateral exists after the restructured loans have been fully satisfied; and DVL has agreed to purchase in 1997 the mortgage loans which were transferred to a creditor during 1992 in satisfaction of DVL's guarantee obligations to such creditor, if the creditor has not received a stated yield based upon the value of the mortgages transferred and has not previously liquidated the mortgages. During 1996, DVL transferred a mortgage with a net carrying value of $230,000 to terminate its agreement to purchase mortgages from such creditor in 1997. Management had previously accrued $300,000 for its obligation to purchase the mortgages in 1997. Management does not anticipate any additional losses on such guarantees or commitments at this time.

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

     In April 1994, DVL completed a settlement with a creditor to whom DVL was obligated as a guarantor of an affiliate's indebtedness of approximately $5 million. Pursuant to the settlement, DVL issued 320,000 shares of common stock with a future guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the original guarantee. The creditor had the right to put the shares back to DVL and DVL was required to pay the creditor the guaranteed value in installments over twelve months, including a $90,000 payment due in July 1995. This agreement was modified three times to provide for lower payments or extended terms. In the first quarter of 1997, the loan was repaid at par.


Legal and Administrative Proceedings
------------------------------------

     Substantially all of the various litigations brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others since 1990 have been settled. The following is a summary of the status of all material outstanding cases, as well as cases settled in 1996.

     Continuing Litigation
     ---------------------

    (1) A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. The defendants prevailed on a motion for summary judgment and plaintiffs filed an appeal. On appeal, the court reopened discovery for the plaintiffs. Plaintiffs in IN RE DEL-VAL, the shareholder class action case, which settled in 1995 permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants. As of March 1997, discovery is continuing.

     (2) Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision.
                                         F-26

     (3) DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD"), which was filed on March 21, 1994 in the Superior Court of the State of California, in which Vanguard sought contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard in the Superior Court, State of California, by an investor. This action is based on complaints by an investor with a $350,000 investment in an affiliated limited partnership who alleged that the investor's broker sold to her unsuitable investments. DVL defended the case and Vanguard voluntarily dismissed the action without prejudice. On March 22, 1996, the investor in the underlying matter against VANGUARD filed in the Superior Court of Los Angeles, a motion to vacate a NASD Arbitration award made in July 1995 in favor of VANGUARD and has named DVL as a respondent in that Petition.

     Settled Litigation
     ------------------

      A) DVL and certain former officers were named as defendants in an action brought by a former employee of Kenbee entitled MICHAEL A. BECKER V. KENBEE MANAGEMENT, INC. ET AL. ("BECKER"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In BECKER, plaintiff alleged violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employee for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander PER SE. A settlement in this matter was completed in March 1996.

        B) DVL was named as a defendant in a class action entitled PHILLIP AND CHERYL WEISS V. WINNER'S CIRCLE OF CHICAGO, INC. ET AL. which was filed in the United States District Court for the Northern District of Illinois on April 14, 1995 in which Plaintiffs allege that DVL, as a holder of certain consumer credit contracts issued by Del-Val Capital Corp., a subsidiary of DVL, is subject to claims and defenses against the consumer credit contracts and that DVL aided and abetted violations of the Illinois Consumer Fraud Act. This matter was settled in December 1996 for a nominal payment by DVL.

12.  Shareholders' Equity (Deficiency)

     As a result of the shareholder class action settlement, DVL issued 4,017,582 shares of common stock in December 1995 (Notes 2 and 11).

     DVL issued warrants to purchase 944,000 shares of common stock in connection with the issuance of $472,000 of 12% and 10% convertible subordinated debentures (Note 10). The company recorded a debt discount and allocated $47,000 of the proceeds to the value of the detachable stock warrants. The accumulated amortization of the debt discount aggregated $33,000 and $42,000 at December 31, 1995 and 1996, respectively. The warrants entitle the holder to purchase the company's common stock at an exercise price of $1.00 at any time through their expiration in 1997. In addition, there was $189,000 and $30,000 of accrued interest on the debentures outstanding at December 31, 1995 and 1996, respectively. At December 31, 1996, approximately 1,605,000 shares of the company's common stock were reserved for the conversion of subordinated debentures and exercise of warrants (Note 11).

13.  Subsequent Events

     (a) In January 1997, DVL issued 50,000 shares of stock to certain unrelated individuals in exchange for 100,000 warrants which such individuals had received in connection with a prior transaction with DVL. In January 1997, DVL issued 150,000 shares of stock to an investment banker for services rendered.

     (b) In January and February 1997, DVL paid $1,228,000 to NPM from the proceeds of refinancing activities, of which $1,137,000 was applied to principal on the NPM Loan.






                                         F-27

     (c) In February 1997, DVL repaid a creditor $1,474,000 in full satisfaction of a loan in the sum of $1,905,000. The payment was made by refinancing that creditors' collateral with a new lender in the sum of $2,000,000. This transaction will result in an extraordinary gain for DVL of $431,000 in the first quarter of 1997.

     (d) In February 1997, DVL reached an agreement in principal with another creditor, pursuant to which the creditor agreed to reduce the principal balance of its loan from $2,239,000 to $1,200,000 in exchange for DVL's assignment of a wrap-around mortgage and the transfer of fee title to a second property. Both the mortgage and the property are currently pledged to the creditor as collateral for its loan.

     In addition, the creditor agreed that if DVL pays $1,100,000 by June 30, 1997, then the creditor will accept such payment as payment in full for the $1,200,000 remaining balance.

     This agreement is subject to final documentation.

    (e) In March of 1997, NPM advanced DVL an additional $100,000. This advance, which is not required under the original loan documents, will bear interest at 15% per annum and will be paid pari passu with the original NPM loan.
















































                                         F-28

                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS  (1) (8)

                                      DECEMBER 31, 1996  (In Thousands)

                                             Under-
                 Location of                 lying                                                 Security
Affiliated        Property       Mortgage    Loan    Unearned    Net            Monthly            [mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield   Amort.   Maturity   upon]          Tenant(s)
-----------------------------------------------------------------------------------------------------------------------------------
Alma            Alma, AR         $ 2,135   $ 1,082  $   758  $   295    15%     $12      March      Land and       Wal-Mart
Associates (5)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (2)
Boulevard       Cheektowaga, NY    2,887     1,315    1,561       11    15%     Varying  March      Land and       SCOA Industries,
Associates                                                                               2012       a commercial   Inc. - Hills
                                                                                                    building (2)   Department Store
Brent           Brent, AL          1,582       814      542      226    15%     $9       February   Land and       Wal-Mart
Associates(5)                                                                            2027       a commercial   Stores, Inc.
                                                                                                    building (2)
Checotah        Checotah, OK       1,675       826      628      221    15%     $9       February   Land and       Wal-Mart
Associates (5)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (2)
Fairbury        Fairbury, NE       1,902       953      737      212    15%     $10      August     Land and       Wal-Mart
Associates (5)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (2)
Fort Edward     Fort Edward, NY    1,458         0       77    1,381    12%     $14      May        Land and a     Grand Union
Associates                                                                               2029       supermarket    Stores, Inc.

Hoosick Falls   Hoosick Falls, NY  1,481         0      733      748    15%     $10      August     Land and a     Grand Union
Associates                                                                               2021       supermarket    Stores, Inc.

Kearny          Kearny, NJ         5,285     2,147    2,040    1,098    (3)     Varying  March      A shopping     Various
Associates                                                                               2020       center (2)     unaffiliated
                                                                                                                   companies
Milford         Milford, PA        2,476         0    1,351    1,125    15%     $14      December   Land and a     Grand Union
Associates                                                                               2029       supermarket    Stores, Inc.

Orange Park     Jacksonville, FL   1,501       687      588      226    12%     $9 with  January    Land and       Toys "R" Us,
Associates                                                                      a final  2020       a commercial   Inc.
                                                                                pmt. of             building (2)
                                                                                $672
Ossipee         Ossipee, NH        1,095         0      531      564    15%     Varying  February   Land and       Ames Department
Associates                                                                               2022       a commercial   Stores, Inc.
                                                                                                    building
Port Isabel     Port Isabel, TX    2,296     1,172      786      338    15%     $12      February   Land and       Wal-Mart
Associates (5)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (2)
Progress        Windsor, CT          512       303       35      174    (4)     $5       June       Industrial     Vacant
Associates                                                                               2022       building (2)

Rockingham      Rockingham, NC       179         0        0      179     8%     $3       February   Land and       Kenbee -
Associates                                                                               2003       a warehouse    subleased
                                                                                                    building       to Sara Lee
Rockingham II   Rockingham, NC       282         0       97      185    12%     $2       March      Land and an    Kenbee -
Associates                                                                               2011       industrial     subleased
                                                                                                    building       to Sara Lee
Salisbury       Salisbury, MD        923         0      414      509    15%     $7       February   Land and a     Eastern Shore
Associates                                                                               2022       supermarket    Markets, Inc.(6)



                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS  (1) (8)

                                      DECEMBER 31, 1996  (In Thousands)

                                             Under-
                 Location of                 lying                                                  Security
Affiliated        Property       Mortgage    Loan    Unearned   Net             Monthly             [mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield   Amort.   Maturity   upon]           Tenant(s)
-----------------------------------------------------------------------------------------------------------------------------------

Tilton          Tilton, NH       $ 2,069   $   523  $   749  $   797    (4)     $13      September  Land and a      Various
Associates                                                                               2020       shopping        unaffiliated
                                                                                                    center (2)      companies
Toch            Kearny, NJ         1,119         0        0    1,119    (3)     $10      December   An industrial   Various
Associates                                                                               2009       building        unaffiliated
                                                                                                                    companies
Trio            Brooklyn, NY       1,332        18      265    1,049    (3)     $14      September  Land and an     TEK Wire and
Associates                                                                               2007       industrial      Cable
                                                                                                    building (2)
Watseka         Watseka, IL        1,318       897      323       98    12%     Varying  December   Land and a      K Mart
Associates                                                                               2015       commercial      Corporation (6)
                                                                                                    building (2)
WHS             Idaho Falls, ID      320       210      110        0    12%     $2       December   Land and a      Unisource
Associates                                                                               2014       warehouse       Corporation
                                                                                                    building (2)
                                 -------   -------  -------  -------
                                 $33,827   $10,947  $12,325  $10,555


------------------------------------

(1)  See "Collateralized Loans (1)"
(2)  These loans are wrap-around loans.
(3)  These loans are non-performing and DVL does not anticipate any yield in the future.
(4)  These loans are expected to be liquidated in the future and DVL does not anticipate any yield on these loans.
(5)  These loans were restructured as part of the Limited Partner Settlement.  The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(6)  Building is currently vacant, however, tenant is obligated under under the terms of the lease to continue to pay rent.
(7)  Underlying loan balance includes second mortgage from 1994 refinancing.
(8)  DVL's net investment in these mortgages was $13,200 at December 31, 1995 and $10,555 at December 31, 1996.
     The decrease resulted from satisfaction of certain mortgage indebtedness (eg. Broadalbin, Elizabeth City,
     Progress - Buffalo and Stigler) and collections on certain mortgages offset by interest income.  In addition, the net investment reflects 1996 refinancing of certain mortgage indebtedness.











                                             DVL, INC. -- TABLE 2
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS  (1) (6)

                                      DECEMBER 31, 1996  (In Thousands)

                                                    Partner-  Under-   Net Amt.
                             Location               ship      lying    of Col-  DVL's
                             of Property            Mortgage  Loan     lateral  Loan
Affiliated Partnership       Securing Loan          Balance   Balance  Pledged  Balance    Maturity        Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Aledo Associates LP          Aledo, IL (2)(5)        $2,241   $1,175   $1,066   $   257    November 2018   Wal-Mart Stores, Inc.
Ava Associates               Ava, MO (2)              2,845    1,037    1,808       189    October 2028    Wal-Mart Stores, Inc.
Brownsville Associates LP    Brownsville, TX (2)      4,788    1,879    2,909     1,717    February 2024   Wal-Mart Stores, Inc.
Caldwell Associates          Caldwell, TX (2)         1,967    1,145      822       285    May 2019        Wal-Mart Stores, Inc.
Camilla Associates LP        Camilla, GA (2)          1,985    1,285      700       251    December 2019   Wal-Mart Stores, Inc.
Canton Associates            Canton, GA (2)(5)        4,194    1,298    2,896     1,589    November 2029   Wal-Mart Stores, Inc.
Carthage Associates          Carthage, TN (2)         1,846    1,062      784       298    March 2021      Wal-Mart Stores, Inc.
Cherokee Associates          Woodstock, GA (2)        3,340    3,079      261        14    July 2023       Wal-Mart Stores, Inc.
Clanton Associates LP        Clanton, AL (2)          1,931      786    1,145       949    June 2020       Wal-Mart Stores, Inc.
                                                                                                            subleased - Fantasy
                                                                                                            Land Flea Market
Clinton Associates           Clinton, IL (2)(5)       3,403    1,016    2,387     1,101    June 2029       Wal-Mart Stores, Inc.
Columbus Associates          Columbus, TX (2)(5)      3,838    1,172    2,666       935    December 2029   Wal-Mart Stores, Inc.
Covington Associates         Covington, GA (2)(5)     4,468    1,535    2,933       614    January 2030    Wal-Mart Stores, Inc.(4)
Cynthiana Associates         Cynthiana, KY (2)        2,202    1,250      952       536    July 2021       Wal-Mart Stores, Inc.
Douglas Associates           Douglas, GA (2)(5)       2,450    1,148    1,302     1,197    December 2023   Wal-Mart Stores, Inc.
                                                                                                            operating as - Buds
Douglasville Associates      Douglasville, GA (2)(5)  5,523    1,727    3,796     1,844    June 2031       Wal-Mart Stores, Inc.
Elmira Associates            Elmira, NY (2)             720               720       202    November 2021   Fays Drug Company, Inc.
                             Maryland Heights, MO (3)   895      153      742       430    May 2024        Pitney-Bowes, Inc.
Floresville Associates       Floresville, TX (2)(5)   2,774      841    1,933       939    February 2029   Wal-Mart Stores, Inc.
Gatesville Associates        Gatesville, TX (2)       3,580    1,402    2,178       297    December 2028   Wal-Mart Stores, Inc.
Iowa Park Associates LP      Iowa Park, TX (2)        1,964      788    1,176       433    March 2021      Wal-Mart Stores, Inc.
Jamestown Road Associates    Columbia, KY (2)         1,983    1,135      848       416    April 2023      Wal-Mart Stores, Inc.
Lawrenceburg Associates      Lawrenceburg, KY (2)     2,947    1,058    1,889       314    December 2029   Wal-Mart Stores, Inc.
Macon Associates LP          Macon, MO (2)(5)         2,434    1,260    1,174       324    March 2018      Wal-Mart Stores, Inc.
Madisonville Associates      Madisonville, TX (2)     1,942    1,112      830       328    August 2021     Wal-Mart Stores, Inc.
Marlow Associates            Marlow, OK (2)(5)        2,504      771    1,733       215    December 2029   Wal-Mart Stores, Inc.
Marshall Associates LP       Marshall, IL (2)(5)      1,894    1,049      845       222    November 2018   Wal-Mart Stores, Inc.
Mt. Pleasant Associates LP   Mt. Pleasant, IA (2)(5)  2,750    1,400    1,350       324    November 2019   Wal-Mart Stores, Inc.
Mustang Associates           Mustang, OK (2)          2,968    1,088    1,880       376    June 2029       Wal-Mart Stores, Inc.
Robstown Associates LP       Robstown, TX (2)         2,192      892    1,300       252    October 2020    Wal-Mart Stores, Inc.(4)
Sonya Associates LP          Boonville, MO (2)        1,881    1,232      649       273    June 2018       Wal-Mart Stores, Inc.
Southfield Associates        Southfield, MI (3)       3,136      787    2,349       293    July 2026       Pitney-Bowes, Inc.
Van Buren Associates LP      Clinton, AR (2)          1,569    1,009      560       249    April 2020      Wal-Mart Stores, Inc.
Waynesboro Associates LP     Waynesboro, MS (2)(5)    2,075    1,097      978         2    January 2019    Wal-Mart Stores, Inc.(4)
Winder Associates            Winder, GA (2)           2,096    1,134      962       577    March 2021      Wal-Mart Stores, Inc.
                                                   --------  -------  -------   -------
                                                   $ 89,325  $38,802  $50,523   $18,242
-------------------------------------------------

(1)  These loans were acquired pursuant to the Limited Partner Settlement from Kenbee or R & M.  DVL's loan balance equals it's net investment in the related loan due previously from Kenbee or R & M, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2)  The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3)  The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4)  Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(5)  Underlying loan balances include second mortgages from 1994 refinancing.
(6)  DVL's total loan balances of these mortgages were $25,375 at December 31, 1995 and $18,242 at December 31, 1996.  The
     decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Alexandria, Enderle, and Wambold) and collections on certain mortgages.  In addition, the net amount of collateral pledged and DVL's loan balance reflects
     1996 refinancing of certain mortgage indebtedness.

                                             DVL, INC. -- TABLE 3
                       INTERIM SECOND MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS  (1) (5)

                                              DECEMBER 31, 1996



                              Location of Property       Mortgage
Affiliated Partnership            Securing Loan          Balance      Yield        Maturity                Tenant
-----------------------------------------------------------------------------------------------------------------------------
Attalla Associates (3)        Attalla, AL                $1,041        (4)      Due On Demand       Wal-Mart Stores, Inc.(2)

                                                         ------
                                                         $1,041

-------------------------------------------------

(1)  See "Collateralized Loans (2)".
(2)  Each loan is secured by a second mortgage upon land and a commercial building owned by the partnership.
(3)  These partnerships were not part of the Limited Partner Settlement.
(4)  These loans are non-performing and DVL does not anticipate any yield in the future.
(5)  DVL's total mortgage balances were $1,515 at December 31, 1995 and $1,041 at December 31, 1996.  The decrease resulted primarily from the satisfaction of mortgages indebtedness from Parkland Associates and Rolla Assocates.

=============================================================================================================================