Form 10-Q
period 1997-03-31
DVL INC /DE/
filed 1997-05-19
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                    FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                                -----------------------------------------------

                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number:    1-8356


                                  DVL, Inc.
-------------------------------------------------------------------------------
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
                                               ---            ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                             Outstanding at May 19, 1997
-----------------------------                 ---------------------------
Common Stock, $.01 par value                           15,679,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.'s
                                                                    ----------

            Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996                       1-2

            Consolidated Statements of Operations -
            Three Months Ended March 31, 1997 and 1996                 3-4

            Consolidated Statements of Shareholder's Equity
            for the period ended March 31, 1997                         5

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996                 6-7

            Notes to Consolidated Financial Statements                 8-9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations             10-11



Part II.    Other Information:

            Item 6 - Exhibits and Reports on Form 8-K                  12

Part I - Financial Information

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                      March 31, December 31,
                                                        1997        1996
                                                      --------- ------------
                                                    (unaudited)
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $50,448 and $49,749, respectively)      $ 41,366    $ 42,163
    Unearned interest                                  (12,280)    (12,325)
                                                      --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $4,882 and $5,104 of
      non-performing loans, respectively)               29,086      29,838

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners     2,824       3,066
                                                      --------    --------
   Total loans receivable                               31,910      32,904
Allowance for loan losses                               12,675      12,854
                                                      --------    --------

Net loans receivable                                    19,235      20,050

Cash (including restricted cash of $77 for 1997
 and 1996)                                                 312         355
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 for 1997 and 1996)                     172         114
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $208 for 1997 and 1996)                      289         289
 Real estate lease interests                             1,822       1,965
 Affiliated limited partnerships (net of an allowance
  for loss of $1,348 and $1,342, respectively)           2,214       2,221
 Other investments (net of an allowance for loss
  of $400 for 1997 and 1996)                               667         667
Other assets                                             1,029         973
                                                      --------    --------

       Total assets                                   $ 25,740    $ 26,634
                                                      ========    ========





See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                  March 31,    December 31,
                                                    1997           1996
                                                 -----------   ------------
                                                 (unaudited)
Liabilities:
  Long-term debt - NPM Capital LLC                 $  6,839      $  7,502
  Long-term debt - Other                              6,169         6,203
  Notes payable - litigation settlement               6,910         6,635
  Convertible subordinated debentures                   334           334
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates                        -           115
  Accounts payable and accrued liabilities            1,919         1,942
                                                   --------      --------
     Total liabilities                               22,171        22,731
                                                   --------      --------
Deferred credits                                        321           321
                                                   --------      --------


Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares                          1             1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and to be issued -
   15,679,450 and 15,479,450, respectively              157           155
   Additional paid-in capital                        95,174        95,146
   Deficit                                          (92,084)      (91,720)
                                                   --------      --------
     Total shareholders' equity                       3,248         3,582
                                                   --------      --------

       Total liabilities and shareholders'
        equity                                     $ 25,740      $ 26,634
                                                   ========      ========













See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
Income from affiliates
  Interest on mortgage loans                           $    290   $    277
  Partnership management fees                               102        113
  Transaction and other fees from partnerships               24         94
  Rent income                                                 9          9
  Other Income                                                -          2
Income from others
  Interest on mortgage loans                                  -         31
  Interest on loans to limited partners
   collateralized by limited partnership interests            -          4
  Other interest                                              2          3
  Other income                                               36         10
                                                       --------   --------
                                                            463        543
                                                       --------   --------
Operating expenses
  Provision for losses                                        -         56
  General and administrative                                378        437
  Asset Servicing Fee - NPO Management LLC                  150          -
  Legal and professional fees                                50         39
Interest expense
  NPM Capital LLC                                           242          -
  Others                                                    460        709
                                                       --------   --------
                                                          1,280      1,241
                                                       --------   --------

(Loss) before extraordinary gain                           (817)      (698)
Extraordinary gain on the settlement
 of indebtedness                                            453      1,046
                                                       --------   --------
  Net (loss) income                                    $   (364)  $    348
                                                       ========   ========














See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)
                                (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
Earnings (loss) per share:

   (Loss) before extraordinary gain                  $     (.05) $     (.05)
   Extraordinary gain on the settlement of
    indebtedness                                            .03         .08
                                                     ----------  ----------

   Net (loss) income                                 $     (.02) $     . 03
                                                     ==========  ==========








Weighted average shares outstanding                  15,679,450  13,764,824
                                                     ==========  ==========



























See accompanying notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                      Preferred Stock       Common Stock       Additional
                                      ---------------   --------------------     paid-in
                                       Shares  Amount      Shares    Amount      capital    Deficit     Total
                                      -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1997                    100 $    1   15,479,450  $   155    $ 95,146    $(91,720)  $ 3,582

Issuance of common stock in satisfaction
 of certain claims                                          50,000        1           7                     8

Issuance of common stock in connection
 with the Loan from NPM Capital LLC                        150,000        1          21                    22

Net loss                                                                                       (364)     (364)
                                      -------- ------   ----------  -------    --------    --------   -------
Balance-March 31, 199                      100 $    1   15,679,450  $   157    $ 95,174    $(92,084)  $ 3,248
                                      ======== ======   ==========  =======    ========    ========   =======


















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
Cash flows from operating activities
  Net (loss) before extraordinary gain         $   (817)    $   (698)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities
   Provision for losses                               -           56
   Accrued interest added to indebtedness            74          151
   Amortization of unearned interest on
    loan receivable                                 (45)         (30)
   Amortization of deferred charges                  60           90
   Imputed interest on notes and debentures         275          235
   Amortization of debt discount                     50            -
   Net (increase) in other assets                  (116)         (44)
   Net (increase) in due from affiliated
    partnerships                                    (58)           -
   Net increase (decrease) in accounts
    payable and accrued liabilities                  29         (157)
                                               --------     --------
     Net cash (used in) operating activities       (548)        (397)
                                               --------     --------

Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                    860        5,482
  Net reductions in real estate lease
   interests                                        143           86
  Distributions received on affiliated
   limited partnership interests and
   other investments                                  7           60
                                               --------     --------
     Net cash provided by investing
       activities                              $  1,010     $  5,628
                                               --------     --------














See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1997        1996
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $  2,350    $      -
  Repayment of indebtedness                      (2,740)     (5,657)
  Payments on guaranteed indebtedness              (115)        (40)
                                               --------    --------
   Net cash (used in) financing activities         (505)     (5,697)
                                               --------    --------
  Net (decrease) in cash                            (43)       (446)
  Cash - beginning of year                          355       1,042
                                               --------    --------
  Cash - end of period                         $    312    $    576
                                               ========    ========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $    218    $    269
                                               ========    ========
Supplemental disclosure of non-cash
 investing and financing activities:

   Net loans and other assets transferred to
    settle indebtedness and loan guarantees    $      -    $     77
                                               ========    ========
   Net reduction in indebtedness pursuant
    to creditor settlements                    $    453    $  1,046
                                               ========    ========
   Reduction in accrued liabilities upon
    issuance of common stock                   $     22    $    155
                                               ========    ========
   Common stock issued in connection with
    a creditor settlement                      $      8    $      -
                                               ========    ========
   Increase in other assets upon issuance
    of common stock                            $      -    $     46
                                               ========    ========
   Prepaid extension fee added to
    indebtedness                               $      -    $    100
                                               ========    ========






See accompanying notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Financial Condition

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

(B) DVL continues to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is used to pay senior liens before cash flow on such mortgages is available to DVL. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its operating cash flow deficiency. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies or future mandatory debt repayments.

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and mandatory debt payments, (2) the settlement of remaining litigation, (3) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, (4) the return to profitable operations and (5) availability of additional borrowings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.   Loans Receivable

(A) In January 1997, DVL as the General Partner of four separate limited partnerships, negotiated the refinancing of four underlying debt obligations, which resulted in net proceeds of approximately $821,000 to DVL as partial satisfaction of the Partnership's mortgage indebtedness. All of these proceeds were remitted to NPM to repay the NPM Loan, as required by the NPM loan agreement.

3.   Long Term Debt

(A) During the quarter ended March 31, 1997, NPM advanced an aggregate amount of approximately $250,000 to pay certain creditors of DVL, as required by the NPM loan agreement.

(B) In February 1997, DVL repaid a creditor $1,474,000 in full satisfaction of a loan which had a principal amount due of $1,901,000. This repayment resulted in an extraordinary gain, net of other amounts, of approximately $406,000 in the first quarter of 1997. The payment was made by refinancing that creditor's collateral with a new unaffiliated lender, in the principal sum of $2,000,000. The new loan requires monthly payments of principal and interest equal to cash flow, as defined, from the loan's collateral. Interest on the outstanding balance of the loan shall accrue at 12% per annum. The principal amount of the loan, and all accrued interest, is due February 27, 2000. The loan may be prepaid prior to maturity, with certain prepayment penalties. From this loan refinancing, DVL remitted approximately $406,000 to NPM to repay the NPM Loan, as required by the NPM loan agreement.


(C) In February 1997, DVL settled a creditor claim, which resulted in an extraordinary gain of $47,000, in the quarter ended March 31, 1997.

(D) In March 1997, NPM advanced DVL an additional $100,000. This advance, which was not required under the original NPM loan documents, bears interest at 15% per annum and will be paid pari passu with the original NPM loan.

4.   Shareholders Equity

(A) In January 1997, DVL issued 150,000 shares of stock to an investment banker for services rendered in connection with the NPM loan transaction.

(B) In January 1997, DVL issued 50,000 shares of stock to certain unrelated individuals in exchange for 100,000 warrants which such individuals received in connection with a prior transaction with DVL.

5.   Legal Proceedings

(A) A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. The defendants prevailed on a motion for summary judgment and plaintiffs filed an appeal. On appeal, the court reopened discovery for the plaintiffs. Plaintiffs in IN RE DEL-VAL, the shareholder class action case, which settled in 1995 permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants. As of May 1997, discovery is continuing.

(B) Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision.

(C) DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD"), which was filed in 1994 in the Superior Court of the State of California, in which Vanguard sought contractual indemnity, equitable indemnity and declaratory relief on certain matters filed against Vanguard in the Superior Court, State of California, by an investor. This action is based on complaints by an investor with a $350,000 investment in an affiliated limited partnership who alleged that the investor's broker sold to her unsuitable investments. DVL defended the case and Vanguard voluntarily dismissed the action without prejudice. On March 22, 1996, the investor in the underlying matter against VANGUARD filed in the Superior Court of Los Angeles, a motion to vacate an NASD Arbitration award made in July 1995 in favor of VANGUARD and has named DVL as an additional respondent in that Petition.

6.   Subsequent Events

(A) On April 30, 1997, DVL borrowed an additional $100,000 from NPM on the same terms as the $100,000 advance discussed in Note 3(D) above.

(B) On April 10 and April 30, 1997, DVL paid aggregate amounts of approximately $42,000 and $316,000, respectively, including principal and interest, in satisfaction of its subordinated debenture obligations, as required by the terms thereof.


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

Results of Operations
---------------------

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

      DVL realized a net loss of $364,000 for the three months ended March 31, 1997, compared to net income of $348,000 for the corresponding 1996 period, a change of $712,000. The loss in 1997 was a result of an operating loss of $817,000 offset by extraordinary gains realized upon the restructuring of indebtedness which aggregated $453,000. The income in 1996 was a result of the extraordinary gains realized upon DVL's prepayments to a creditor and the discount received upon the payoff of indebtedness to another creditor, partially offset by operating losses. The operating loss increased by $119,000 in 1997. The effects of these items and the other factors contributing to the net loss are as follows:

      Interest income on mortgage loans due from affiliates remained constant from 1996 to 1997. The reduction in the amount of interest income on loans to affiliated partnerships decreased due to the satisfaction of certain loans upon the sale of partnership properties. However, this decrease was offset by a corresponding decrease in interest expense on the underlying debt obligations.

      Management fees from partnerships decreased by $11,000. This decrease in fees is due to the liquidation of certain partnerships during 1996 and 1997.

       Transaction and other fees from partnerships aggregating $24,000 in 1997 and $94,000 in 1996 principally represent the fees received upon the sale of certain partnership properties.

      Rent income from affiliated partnerships remained constant from 1996 to 1997.

      Interest income on mortgage loans decreased by $31,000 due to the fact that as of December 31, 1996 the mortgage loan matured that generated this income.


     Other income in 1997 primarily represents a cash collection in the amount of $35,000 received from the settlement of a lawsuit in February 1997.

     General and administrative expenses decreased by $59,000, primarily as a result of a decrease in payroll and operating costs incurred in 1997. However, this decrease was offset by a $150,000 Asset Service Fee to NPO.

     Legal and professional fees increased by $11,000 as a result of increased legal, accounting and other professional costs as compared to the same period of the prior year.

     Interest expense for the quarter ended March 31, 1997 aggregated $702,000 compared to $709,000 for the same period in 1996. During 1997 and 1996, there was a significant amount of refinancings and restructurings of existing debt, which resulted in substantial reductions in long-term debt obligations. However, this is offset by $50,000 of amortization expense on the long-term debt discount, that arose from the issuance of the NPM warrants. Also, included in the other interest expense, is interest on the notes issued in connection with the shareholder class action litigation settlement of which interest expense was $275,000. All the interest on the litigation settlement is deferred.

    During the quarter ended March 31, 1997, no provision for losses was needed.

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

     DVL has the right to refinance a number of mortgage loans underlying its wrap-around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. During the quarter ended March 31, 1997, DVL refinanced four properties, which excess proceeds were used to partially repay DVL mortgages. DVL repaid the NPM loan in the amount of $821,000 from the refinancing proceeds. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished.

     In the quarter ended March 31, 1997, DVL entered into a new loan for an initial principal amount of $2,000,000. From the proceeds of this financing, DVL repaid an existing creditor at a discount which resulted in an extraordinary gain of $406,000. DVL repaid the NPM loan in the amount of $406,000 from the new loan proceeds.

      In the quarter ended March 31, 1997, DVL borrowed $100,000 from NPM and in April 1997, an additional $100,000 was borrowed from NPM. These advances were not required by the original NPM loan agreement.

    On April 10 and April 30, 1997, DVL paid aggregate amounts of approximately $42,000 and $316,000, respectively, including principal and interest, in satisfaction of its subordinated debenture obligations, as required by the terms thereof.



Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A) There were no reports on Form 8-K filed during the three months ended March 31, 1997.

(B)  Exhibits:

     11 - Computation of Per Share Data
     27 - Financial Data Schedule

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.


                                        By:  Alan E. Casnoff
                                             ---------------------------
                                             Alan E. Casnoff, President
                                             and Chief Executive Officer

May 19, 1997