Form 10-Q
period 1997-06-30
DVL INC /DE/
filed 1997-08-13
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                    FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                                 ---------------------------------------------

                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to_________________________

Commission file number:    1-8356


                                  DVL, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  13-2892858
-----------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)


    24 River Road, Bogota, New Jersey                        07603
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code      (201) 487-1300
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
                                                    ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                             Outstanding at August 13, 1997
-----------------------------                 ------------------------------
Common Stock, $.01 par value                           15,679,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.'s
                                                                    ----------

            Consolidated Balance Sheets -
            June 30, 1997 (unaudited) and December 31, 1996          1-2

            Consolidated Statements of Operations -
            Three Months Ended June 30, 1997 (unaudited)
             and 1996 (unaudited)                                     3
            Six Months Ended June 30, 1997 (unaudited)
             and 1996 (unaudited)                                     4

            Consolidated Statement of Shareholders' Equity
            for the period ended June 30, 1997 (unaudited)            5

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 (unaudited)
             and 1996 (unaudited)                                    6-7

            Notes to Consolidated Financial Statements               8-10

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations           11-15



Part II.    Other Information:

            Item 1 - Legal Proceedings                                16

            Item 4 - Submission of Matters to a Vote                  16
                     of Security Holders

            Item 6 - Exhibits and Reports on Form 8-K               16-17

Part I - Financial Information

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                       June 30, December 31,
                                                        1997        1996
                                                      --------- ------------
                                                    (unaudited)
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $47,338 and $49,749, respectively)      $ 36,937    $ 42,163
    Unearned interest                                  (10,552)    (12,325)
                                                      --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $3,862 and $5,104 of
      non-performing loans, respectively)               26,385      29,838

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners     2,773       3,066
                                                      --------    --------
   Total loans receivable                               29,158      32,904
Allowance for loan losses                              (11,554)    (12,854)
                                                      --------    --------

Net loans receivable                                    17,604      20,050

Cash (including restricted cash of $77 for 1997
 and 1996)                                                 364         355
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 for 1997 and 1996)                     137         114
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $208 for 1997 and 1996)                      289         289
 Real estate lease interests                             1,663       1,965
 Affiliated limited partnerships (net of an allowance
  for loss of $1,523 and $1,342, respectively)             968       2,221
 Other investments (net of an allowance for loss
  of $400 for 1997 and 1996)                               667         667
Other assets                                               991         973
                                                      --------    --------
       Total assets                                   $ 22,683    $ 26,634
                                                      ========    ========

See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                  June 30,     December 31,
                                                    1997           1996
                                                 -----------   ------------
                                                 (unaudited)
Liabilities:
  Long-term debt - NPM Capital LLC                  $ 6,181      $  7,502
  Long-term debt - Other                              3,745         6,203
  Notes payable - litigation settlement               7,196         6,635
  Convertible subordinated debentures                     5           334
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates                        -           115
  Accounts payable and accrued liabilities            1,883         1,942
                                                   --------      --------
     Total liabilities                               19,010        22,731
                                                   --------      --------
Deferred credits                                        321           321
                                                   --------      --------


Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares                          1             1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and to be issued -
   15,679,450 and 15,479,450, respectively              157           155
   Additional paid-in capital                        95,174        95,146
   Deficit                                          (91,980)      (91,720)
                                                   --------      --------
     Total shareholders' equity                       3,352         3,582
                                                   --------      --------

       Total liabilities and shareholders'
        equity                                     $ 22,683      $ 26,634
                                                   ========      ========






See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                    Three Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1997        1996
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      305   $      265
  Partnership management fees                            110          104
  Transaction and other fees from partnerships           242           75
  Rent income                                             32            9
  Other income                                             -           24
Income from others
  Interest on mortgage loans                               -           25
  Interest on loans to limited partners
   collateralized by limited partnership interests         -           10
  Other interest                                           2            5
  Other income                                             -           30
                                                  ----------   ----------
                                                         691          547
                                                  ----------   ----------
Operating expenses
  General and administrative                             366          607
  Asset servicing fee - NPO Management LLC               150            -
  Legal and professional fees                             62           97
Interest expense
  NPM Capital LLC                                        233            -
  Others                                                 427          608
                                                  ----------   ----------
                                                       1,238        1,312
                                                  ----------   ----------
(Loss) before extraordinary gain                        (547)        (765)
Extraordinary gain on the settlement of
 indebtedness                                            651          809
                                                  ----------   ----------
  Net income                                      $      104   $       44
                                                  ==========   ==========
Earnings (loss) per share:

   (Loss) before extraordinary gain               $     (.03)  $     (.05)
   Extraordinary gain on the settlement of
    indebtedness                                         .04          .06
                                                  ----------   ----------
  Net income                                      $      .01   $     . 01
                                                  ==========   ==========

Weighted average shares outstanding               15,679,450   14,279,287
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1997        1996
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      595   $      542
  Partnership management fees                            212          217
  Transaction and other fees from partnerships           266          169
  Rent income                                             41           18
  Other income                                             -           26
Income from others
  Interest on mortgage loans                               -           56
  Interest on loans to limited partners
   collateralized by limited partnership interests         -           14
  Other interest                                           4            8
  Other income                                            36           40
                                                  ----------   ----------
                                                       1,154        1,090
                                                  ----------   ----------
Operating expenses
  Provision for losses                                     -           56
  General and administrative                             744        1,044
  Asset servicing fee - NPO Management LLC               300            -
  Legal and professional fees                            112          136
Interest expense
  NPM Capital LLC                                        475            -
  Others                                                 887        1,317
                                                  ----------   ----------
                                                       2,518        2,553
                                                  ----------   ----------
(Loss) before extraordinary gain                      (1,364)      (1,463)
Extraordinary gain on the settlement of
 indebtedness                                          1,104        1,855
                                                  ----------   ----------
  Net (loss) income                               $     (260)  $      392
                                                  ==========   ==========
Earnings (loss) per share:

   (Loss) before extraordinary gain               $     (.09)  $     (.10)
   Extraordinary gain on the settlement of
    indebtedness                                         .07          .13
                                                  ----------   ----------
   Net (loss) income                              $     (.02)  $     . 03
                                                  ==========   ==========

Weighted average shares outstanding               15,679,450   14,022,137
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                      Preferred Stock       Common Stock       Additional
                                      ---------------   --------------------     paid-in
                                       Shares  Amount      Shares    Amount      capital    Deficit     Total
                                      -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1997                    100 $    1   15,479,450  $   155    $ 95,146    $(91,720)  $ 3,582

Issuance of common stock in satisfaction
 of certain claims                                          50,000        1           7                     8

Issuance of common stock in connection
 with the Loan from NPM Capital LLC                        150,000        1          21                    22

Net loss                                                                                       (260)     (260)
                                      -------- ------   ----------  -------    --------    --------   -------
Balance-June 30, 1997                      100 $    1   15,679,450  $   157    $ 95,174    $(91,980)  $ 3,352
                                      ======== ======   ==========  =======    ========    ========   =======















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                  Six Months Ended
                                                      June 30,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
Cash flows from operating activities
  Net (loss) before extraordinary gain         $ (1,364)    $ (1,463)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities
   Provision for losses                               -           55
   Accrued interest added to indebtedness           185          198
   Amortization of unearned interest on
    loan receivable                                (100)         (29)
   Amortization of deferred charges                 114          227
   Imputed interest on notes and debentures         561          481
   Amortization of debt discount                     98            -
   Net (increase) in other assets                  (132)        (123)
   Net (increase) in due from affiliated
    partnerships                                    (23)           -
   Net (decrease) in accounts payable
    and accrued liabilities                          (7)         (68)
                                               --------     --------
     Net cash (used in) operating activities       (668)        (722)
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  2,546        8,350
  Net reductions in real estate lease
   interests                                        302          160
  Distributions received on affiliated
   limited partnership interests and
   other investments                              1,253          186
                                               --------     --------
     Net cash provided by investing
       activities                              $  4,101     $  8,696
                                               --------     --------






See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                 Six Months Ended
                                                     June 30,
                                               --------------------
                                                 1997        1996
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $  2,537    $      -
  Repayment of indebtedness                      (5,517)     (7,897)
  Payments on subordinated debentures              (329)          -
  Payments on guaranteed indebtedness              (115)        (66)
                                               --------    --------
   Net cash (used in) financing activities       (3,424)     (7,963)
                                               --------    --------
  Net increase in cash                                9          11
  Cash - beginning of year                          355       1,042
                                               --------    --------
  Cash - end of period                         $    364    $  1,053
                                               ========    ========
Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $    370    $    529
                                               ========    ========
Supplemental disclosure of non-cash
 investing and financing activities:

   Investments in affiliated partnerships
    transferred to settle litigation claims    $      -    $    108
                                               ========    ========
   Net reduction in indebtedness pursuant
    to creditor settlements                    $  1,104    $  1,855
                                               ========    ========
   Reduction in accrued liabilities upon
    issuance of common stock                   $     22    $    160
                                               ========    ========
   Common stock issued in connection with
    a creditor settlement                      $      8    $      -
                                               ========    ========
   Increase in other assets upon issuance
    of common stock                            $      -    $     46
                                               ========    ========
   Prepaid extension fee added to
    indebtedness                               $      -    $    100
                                               ========    ========
   Reduction in loans due from limited partners
    upon receipt of investments in affiliated
    partnerships                               $      -    $      6
                                               ========    ========

See accompanying notes to consolidated financial statements.

                                         7
                            DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Financial Condition

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

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

      DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and mandatory debt payments, (2) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, (3) the return to profitable operations and (4) availability of additional borrowings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.   Loans Receivable/Long Term Debt

(A) In January 1997, DVL, refinanced four underlying mortgages and generated $821,000 in proceeds in excess of the existing underlying mortgage loans. The excess proceeds were used to repay the NPM Loan, as required by the NPM loan agreement.

(B) In February 1997, DVL repaid a creditor $1,474,000 in full satisfaction of a loan which had a principal amount due of $1,901,000. This repayment resulted in an extraordinary gain of approximately $406,000 in the first quarter of 1997. The payment was made by refinancing that creditor's collateral with a new unaffiliated lender in the principal sum of $2,000,000. The new loan requires monthly payments of principal and interest equal to cash flow, as defined, from the loan's collateral. Interest on the outstanding balance of the loan shall accrue at 12% per annum. The principal amount of the loan, and all accrued interest, is due February 27, 2000. The loan may be prepaid prior to maturity, with certain prepayment penalties. From this loan refinancing, DVL remitted approximately $406,000 to NPM to repay the NPM Loan, as required by the NPM loan agreement.



                                         8
(C) In February 1997, DVL settled a creditor claim, which resulted in an extraordinary gain of $47,000, in the quarter ended March 31, 1997.

(D) During the three months ended March 31 and June 30, 1997, NPM advanced aggregate amounts of approximately $250,000 and $87,500, respectively, to pay certain creditors of DVL, as required by the NPM loan agreement.

(E)  In March and April 1997, NPM advanced DVL an aggregate of $200,000.
These advances, which were not required under the original NPM loan documents, bear interest at 15% per annum and will be paid pari passu with the original NPM loan.

(F) In April 1997, DVL paid approximately $358,000, including principal and interest, in satisfaction of its subordinated debenture obligations, as required by the terms thereof.

(G) In May 1997, DVL, as the general partner of a certain limited partnership, negotiated the sale of the partnership's property which resulted in net proceeds of approximately $625,000 to DVL in satisfaction of the partnership's mortgage indebtedness. All of the proceeds were used to pay interest and principal on the NPM Loan, as required by the NPM loan agreement.

(H) In June 1997, DVL repaid a creditor $1,037,335 in cash and transferred its rights and economic interests in two mortgage loan receivables from affiliated limited partnerships, as well as its ownership interest in a limited partnership, in exchange for full satisfaction of its long-term debt obligation to this creditor in the amount of $2,173,000. This transaction resulted in an extraordinary gain of approximately $650,000 in the second quarter ended June 30, 1997. The source of the cash payment was the sale of a partnership property in which DVL held a 55% limited partnership interest.

3.   Shareholders' Equity

    In January 1997, DVL issued 150,000 shares of stock to an investment banker for services rendered in connection with the NPM loan transaction and issued 50,000 shares of stock to certain unrelated individuals in exchange for 100,000 warrants which such individuals received in connection with a prior transaction with DVL.

4.   Legal Proceedings

(A) A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. The defendants prevailed on a motion for summary judgment and plaintiffs filed an appeal. On appeal, the court reopened discovery for the plaintiffs. Plaintiffs in IN RE DEL-VAL, the shareholder class action case, which settled in 1995 permitted the Plaintiffs in LEVY to participate in their settlement with certain third party defendants. As of June 1997, the parties to the action agreed in principle as to the terms of a settlement pursuant to which DVL will deliver 500,000 shares of DVL common stock of which the company will issue approximately 228,000 shares of new stock. The settlement documents are now being circulated for signature.

                                         9
(B) Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY
ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision. DVL and the broker have agreed to the terms of a settlement pursuant to which DVL will receive after legal fees and other costs, of approximately $24,000. The settlement documents are now being circulated for signature.

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

5.   Subsequent Events

(A) In July 1997, DVL received net proceeds of approximately $210,000 in satisfaction of a partnership's mortgage indebtedness to DVL.

(B) In July 1997, DVL realized net cash proceeds of approximately $372,000 in full satisfaction of a certain limited partnership's mortgage indebtedness. In connection therewith, as a result of a prior settlement agreement, an affiliate of DVL released all of its rights under a certain master lease agreement. From these cash proceeds, DVL repaid a long-term creditor approximately $219,000.

(C) In July 1997, DVL as the general partner of a certain limited partnership, negotiated the sale of the partnership's property. The sale resulted in net cash proceeds of $1,075,000 to DVL in satisfaction of the partnership's mortgage indebtedness to DVL. All of these proceeds were paid to one of DVL's long-term creditors, as required.











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

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and mandatory debt payments; (2) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; (3) the return to profitable operations and (4) availability of additional borrowings.

Results of Operations
---------------------

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996
----------------------------------------------------------------------------

     DVL realized net income of $104,000 for the three months ended June 30, 1997, compared to net income of $44,000 for the corresponding 1996 period, a change of $60,000. The income in 1997 was a result of an operating loss of $547,000 offset by extraordinary gains realized upon the restructuring of indebtedness which aggregated $651,000. The income in 1996 was primarily a result of the extraordinary gains realized upon DVL's prepayments to a creditor principally offset by DVL's continued operating losses including a reduction in transaction fees. The operating loss decreased by $218,000 in 1997. The effects of these items and the other factors contributing to the net income are as follows:

     Interest income on mortgage loans due from affiliates increased from 1996 to 1997. The increase in income is attributable to adjustments to unearned interest resulting from loan payoffs, refinancings, etc. There was a reduction in the amount of interest income on loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties. However, this decrease was offset by a corresponding decrease in interest expense on the underlying debt obligations.

     Transaction and other fees from partnerships aggregating $242,000 in 1997 and $75,000 in 1996 principally represent the fees received upon the sale of certain partnership properties.


                                        11
    Rent income from affiliated partnerships increased from 1996 to 1997, primarily as a result of the collection of amounts due DVL that was not accrued for in the prior year.

     Interest income on non-affiliate mortgage loans decreased due to the fact that as of December 31, 1996 the mortgage loan matured that generated this income.

    General and administrative expenses decreased by $241,000, primarily as a result of a decrease in payroll and operating costs incurred in 1997. However, this decrease was partially offset by a $150,000 asset service fee to NPO.

     Legal and professional fees decreased by $35,000 as a result of decreased legal, accounting and other professional costs as compared to the same period of the prior year.

     Interest expense for the quarter ended June 30, 1997 aggregated $660,000 compared to $608,000 for the same period in 1996. During 1997 and 1996, there was a significant amount of refinancings and restructurings of existing debt, which resulted in substantial reductions in long-term debt obligations. However, this is offset by $48,000 of amortization expense on the long-term debt discount, that arose from the issuance of the NPM warrants. Also, included in the other interest expense, is interest on the notes issued in connection with the shareholder class action litigation settlement of approximately $286,000. All the interest on the litigation settlement is deferred.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

     DVL realized a net loss of $260,000 for the six months ended June 30, 1997, as compared to a net income of $392,000 for the corresponding 1996 period, a change of $652,000. The loss in 1997 was a result of an operating loss of $1,364,000 offset by extraordinary gains realized upon the restructuring of indebtedness which aggregated $1,104,000. The income in 1996 was primarily a result of the extraordinary gains realized upon DVL's prepayments to a creditor and the discount received upon the payoff of indebtedness to another creditor partially offset by DVL's continued operating losses including a reduction in transaction fees. The operating loss decreased by $99,000 in 1997. The effects of these items and the other factors contributing to the loss are as follows:

     Interest income on mortgage loans due from affiliates increased from 1996 to 1997. The increase in income is attributable to adjustments to unearned interest resulting from loan payoffs, refinancing, etc. There was a reduction in the amount of interest income on loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties. However, this decrease was offset by a corresponding decrease in interest expense on the underlying debt obligations.




                                        12
     Transaction and other fees from partnerships aggregating $266,000 in 1997 and $169,000 in 1996 principally represent the fees received upon the sale of certain partnership properties.

    Rent income from affiliated partnerships increased from 1996 to 1997, primarily as a result of the collection of old amounts due DVL that were not accrued for in the prior year.

     Interest income on non-affiliate mortgage loans decreased due to the fact that as of December 31, 1996 the mortgage loan matured that generated this income.

     Other income in 1997 primarily represents a cash collection in the amount of $35,000 received from the settlement of a lawsuit in February 1997.

     General and administrative expenses decreased by $300,000 primarily as a result of a decrease in payroll and operating costs incurred in 1997. However, this decrease was offset by a $300,000 asset service fee to NPO.

      Legal and professional fees decreased by $24,000 primarily as a result of decreased legal, accounting and other professional costs as compared to the same period of the prior year.

    Interest expense for the six months ended June 30, 1997 aggregated $1,362,000 compared to $1,317,000 for the same period in 1996. During 1997 and 1996, there was a significant amount of refinancings and restructurings of existing debt, which resulted in substantial reductions in long-term debt obligations. However, this is offset by $98,000 of amortization expense on the long-term debt discount, that arose from the issuance of the NPM warrants. Also, included in the other interest expense, is interest on the notes issued in connection with the shareholder class action litigation settlement of approximately $560,000. All the interest on the litigation settlement is deferred.

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

     DVL has the right to refinance a number of mortgage loans underlying its wrap-around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. During the quarter ended March 31, 1997, DVL refinanced four underlying mortgages and generated $821,000 in proceeds in excess of the existing underlying mortgage loans. The excess proceeds were used to repay the NPM loan as required by the NPM loan agreement. The amounts obtained from these refinancings were primarily based



                                        13
on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished. No additional mortgage loans were refinanced in the quarter ended June 30, 1997.

    In the quarter ended March 31, 1997, DVL entered into a new loan for an initial principal amount of $2,000,000. From the proceeds of this financing, DVL repaid an existing creditor $1,474,000 in full satisfaction of a loan which had a principal amount due of $1,901,000. This payment resulted in an extraordinary gain, net of other amounts, of approximately $406,000 in the first quarter of 1997. DVL used the $406,000 of excess proceeds to pay interest and principal on the NPM loan, as required by the NPM Loan Agreement.

    For the six months ended June 30, 1997, DVL borrowed $200,000 from NPM. These advances were not required by the original NPM loan agreement. In addition, NPM made advances, as required by the NPM Loan Agreement, in the amount of $337,500.

   In the quarter ended June 30, 1997, DVL paid aggregate amounts of approximately $358,000, including principal and interest, in satisfaction of its subordinated debenture obligations, as required by the terms thereof.

    In May 1997, DVL, as the general partner of a certain limited partnership, negotiated the sale of the partnership's property which resulted in net proceeds of approximately $625,000 to DVL in satisfaction of the partnership's mortgage indebtedness. All of the proceeds were used to pay interest and principal on the NPM loan to NPM, as required by the NPM loan agreement. In addition, DVL earned approximately $82,000 in fees on the sale transaction.

    In June 1997, DVL repaid a creditor $1,037,000 in cash and transferred its rights and economic interest in two mortgage loan receivables from affiliated limited partnerships, as well as its ownership interest in a limited partnership, in exchange for full satisfaction of its long-term debt obligation to this creditor. This transaction resulted in an extraordinary gain of approximately $651,000 in the second quarter ended June 30, 1997. The source of the cash payment was the sale of a partnership's property in which DVL held a 55% limited partnership interest. In addition, DVL realized fees on the sale of this property of approximately $153,000.

   The following three transactions occurred subsequent to the quarter ended June 30, 1997:

    In July 1997, DVL received net proceeds of approximately $210,000 in satisfaction of a partnership's mortgage indebtedness to DVL. In addition, DVL earned approximately $23,000 in fees from the sale.






                                        14


      In July 1997, DVL realized net cash proceeds of approximately $372,000 in full satisfaction of a certain limited partnership's mortgage indebtedness. In connection therewith, as a result of a prior settlement agreement, an affiliate of DVL released all its rights under a certain master lease agreement. From these cash proceeds, DVL repaid a long-term creditor approximately $219,000.

    In July 1997, DVL as the general partner of a certain limited partnership, negotiated the sale of the partnership's property. The sale resulted in net cash proceeds of $1,075,000 to DVL, in satisfaction of the partnership's mortgage indebtedness. All of these proceeds were paid to one of DVL's long-term creditors, as required. In addition, DVL earned approximately $45,000 in fees from this sale.









































                                        15
Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

          The information set forth in Note 4 [Legal Proceedings] of the Notes to the Financinal Statements included in Part I of this Report, regarding the settlement of LEVY and FEDERAL litigations, is incorporated by reference herein in response to this Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      The Annual Meeting of Stockholders of DVL, for the election of directors, was held on June 20, 1997. All of the incumbent directors were nominated for re-election, and were so elected. The votes cast were as follows:

        Nominee                     Votes For              Votes Withheld
-----------------------            -----------             --------------
Myron Rosenberg                    10,673,945                  245,377
Frederick E.  Smithline            10,675,753                  243,569
Allen Yudell                       10,678,581                  240,741

There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A) There were no reports on Form 8-K filed during the three months ended June 30, 1997.

(B)     Exhibits:

        11   -   Computation of Per Share Data
        10.1 -   Employment Agreement, and Indemnification Agreement
                 comprising Exhibit A thereto, between DVL and Daniel
                 Baldwin, dated March 14, 1997 (effective as of April
                 7, 1997)
        10.2 -   Employment Agreement, and Indemnification Agreement
                 comprising Exhibit A thereto, between DVL and Gary
                 Flicker, dated April 16, 1997 (effective as of said
                 date)
        10.3.1 - Amendment dated as of July 10, 1996, to Amended and
                 Restated Loan Agreement dated as of March 27, 1996
                 between DVL Inc.  and NPM Capital LLC
        10.3.2 - Second Amendment dated as of September 27, 1996,
                 to Amended and Restated Loan Agreement dated as of
                 March 27, 1996 between DVL Inc. and NPM Capital LLC
        10.3.3 - Third Amendment dated as of March 6, 1997, to
                 Amended and Restated Loan Agreement dated as of
                 March 27, 1996 between DVL Inc. and NPM Capital LLC
                 and Promissory Note dated as of March 6, 1997,
                 comprising Exhibit A-1 thereto.
        27     - Financial Data Schedule


                                        16



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.


                                        By:  /s/ Gary Flicker
                                             ------------------------------
                                             Gary Flicker, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Chief Accounting Officer)

August 13, 1997