Form 10-Q
period 1997-09-30
DVL INC /DE/
filed 1997-11-12
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                 ---------------------------------------------

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
                                                    ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                             Outstanding at November 12, 1997
-----------------------------               --------------------------------
Common Stock, $.01 par value                           16,232,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.'s
                                                                    ----------

            Consolidated Balance Sheets -
            September 30, 1997 (unaudited) and December 31, 1996     1-2

            Consolidated Statements of Operations -
            Three Months Ended September 30, 1997 (unaudited)
             and 1996 (unaudited)                                     3
            Nine Months Ended September 30, 1997 (unaudited)
             and 1996 (unaudited)                                     4

            Consolidated Statement of Shareholders' Equity for
            the nine months ended September 30, 1997 (unaudited)      5

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 (unaudited)
             and 1996 (unaudited)                                    6-7

            Notes to Consolidated Financial Statements (unaudited)   8-12

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations           13-18



Part II.    Other Information:

            Item 1 - Legal Proceedings                                19

            Item 2 - Changes in Securities                            19

            Item 5 - Other Information                                19

            Item 6 - Exhibits and Reports on Form 8-K                 19

Part I - Financial Information

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                  September 30, December 31,
                                                      1997          1996
                                                  ------------- ------------
                                                  (unaudited)
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $45,449 and $49,749, respectively)      $ 31,215    $ 42,163
    Unearned interest                                   (8,303)    (12,325)
                                                      --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $2,781 and $5,104 of
      non-performing loans, respectively)               22,912      29,838

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners     2,424       3,066
                                                      --------    --------
   Total loans receivable                               25,336      32,904
Allowance for loan losses                              (10,842)    (12,854)
                                                      --------    --------

Net loans receivable                                    14,494      20,050

Cash (including restricted cash of $77 for 1997
 and 1996)                                                 455         355
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 for 1997 and 1996)                     161         114
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $208 for 1997 and 1996)                      289         289
 Real estate lease interests                             1,609       1,965
 Affiliated limited partnerships (net of an allowance
  for loss of $1,528 and $1,342, respectively)             952       2,221
 Other investments (net of an allowance for loss
  of $400 for 1997 and 1996)                               667         667
Other assets                                               983         973
                                                      --------    --------
       Total assets                                   $ 19,610    $ 26,634
                                                      ========    ========

See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                               September 30,   December 31,
                                                    1997           1996
                                               -------------   ------------
                                                 (unaudited)
Liabilities:
  Long-term debt - NPM Capital LLC                  $ 5,245      $  7,502
  Long-term debt - Other                              2,117         6,203
  Notes payable - litigation settlement               7,493         6,635
  Convertible subordinated debentures                     -           334
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates                        -           115
  Accounts payable and accrued liabilities            1,837         1,942
                                                   --------      --------
     Total liabilities                               16,692        22,731
                                                   --------      --------
Deferred credits                                        321           321
                                                   --------      --------


Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares                          1             1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and outstanding -
   15,679,450 and 15,479,450, respectively              157           155
   Additional paid-in capital                        95,174        95,146
   Deficit                                          (92,735)      (91,720)
                                                   --------      --------
     Total shareholders' equity                       2,597         3,582
                                                   --------      --------

       Total liabilities and shareholders'
        equity                                     $ 19,610      $ 26,634
                                                   ========      ========






See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                    Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1997        1996
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      199   $      239
  Partnership management fees                             95          111
  Transaction and other fees from partnerships           157          114
  Rent income                                              9           10
  Other income                                             -            2
Income from others
  Interest on mortgage loans                               -           27
  Other interest                                           2            6
  Other income                                             2          220
                                                  ----------   ----------
                                                         464          729
                                                  ----------   ----------
Operating expenses
  Provision for losses                                     -            9
  General and administrative                             383          448
  Asset servicing fee - NPO Management LLC               150          156
  Legal and professional fees                             66           99
Interest expense
  NPM Capital LLC                                        229            -
  Others                                                 391          587
                                                  ----------   ----------
                                                       1,219        1,299
                                                  ----------   ----------
(Loss) before extraordinary gain                        (755)        (570)
Extraordinary gain on the settlement of
 indebtedness                                              -        6,419
                                                  ----------   ----------
  Net (loss) income                               $     (755)  $    5,849
                                                  ==========   ==========
Earnings (loss) per share:

   (Loss) before extraordinary gain               $     (.05)  $     (.04)
   Extraordinary gain on the settlement of
    indebtedness                                           -          .45
                                                  ----------   ----------
  Net (loss) income                               $     (.05)  $      .41
                                                  ==========   ==========

Weighted average shares outstanding               15,679,450   14,386,977
                                                  ==========   ==========


See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1997        1996
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      794   $      781
  Partnership management fees                            307          328
  Transaction and other fees from partnerships           423          283
  Rent income                                             50           28
  Other income                                             -           28
Income from others
  Interest on mortgage loans                               -           83
  Interest on loans to limited partners
   collateralized by limited partnership interests         -           14
  Other interest                                           6           14
  Other income                                            38          260
                                                  ----------   ----------
                                                       1,618        1,819
                                                  ----------   ----------
Operating expenses
  Provision for losses                                     -           65
  General and administrative                           1,127        1,342
  Asset servicing fee - NPO Management LLC               450          306
  Legal and professional fees                            178          235
Interest expense
  NPM Capital LLC                                        704            -
  Others                                               1,278        1,904
                                                  ----------   ----------
                                                       3,737        3,852
                                                  ----------   ----------
(Loss) before extraordinary gain                      (2,119)      (2,033)
Extraordinary gain on the settlement of
 indebtedness                                          1,104        8,274
                                                  ----------   ----------
  Net (loss) income                               $   (1,015)  $    6,241
                                                  ==========   ==========
Earnings (loss) per share:

   (Loss) before extraordinary gain               $     (.13)  $     (.14)
   Extraordinary gain on the settlement of
    indebtedness                                         .07          .58
                                                  ----------   ----------
   Net (loss) income                              $     (.06)  $      .44
                                                  ==========   ==========

Weighted average shares outstanding               15,679,450   14,126,052
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                      Preferred Stock       Common Stock       Additional
                                      ---------------   --------------------     paid-in
                                       Shares  Amount      Shares    Amount      capital    Deficit     Total
                                      -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1997                    100 $    1   15,479,450  $   155    $ 95,146    $(91,720)  $ 3,582

Issuance of common stock in satisfaction
 of certain claims                                          50,000        1           7                     8

Issuance of common stock in connection
 with the Loan from NPM Capital LLC                        150,000        1          21                    22

Net loss                                                                                     (1,015)   (1,015)
                                      -------- ------   ----------  -------    --------    --------   -------
Balance-September 30, 1997                 100 $    1   15,679,450  $   157    $ 95,174    $(92,735)  $ 2,597
                                      ======== ======   ==========  =======    ========    ========   =======















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
Cash flows from operating activities
  Net (loss) before extraordinary gain         $ (2,119)    $ (2,033)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities
   Provision for losses                               -           65
   Accrued interest added to indebtedness           284          289
   Amortization of unearned interest on
    loan receivable                                (104)         (10)
   Amortization of deferred charges                 146          299
   Imputed interest on notes and debentures         858          737
   Amortization of debt discount                    158            -
   Net (increase) in other assets                  (156)        (467)
   Net (increase) in due from affiliated
    partnerships                                    (47)           -
   Net (decrease) increase in accounts payable
    and accrued liabilities                         (53)         204
                                               --------     --------
     Net cash (used in) operating activities     (1,033)        (916)
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  5,660        8,572
  Net reductions in real estate lease
   interests                                        356          277
  Distributions received on affiliated
   limited partnership interests and
   other investments                              1,269          204
  Proceeds for common stock and preferred
   stock issues                                       -          201
                                               --------     --------
     Net cash provided by investing
       activities                              $  7,285     $  9,254
                                               --------     --------





See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                Nine Months Ended
                                                  September 30,
                                               --------------------
                                                 1997        1996
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $  2,625    $      -
  Repayment of indebtedness                      (8,328)     (8,509)
  Payments on subordinated debentures              (334)          -
  Payments on guaranteed indebtedness              (115)       (152)
                                               --------    --------
   Net cash (used in) financing activities       (6,152)     (8,661)
                                               --------    --------
  Net increase (decrease) in cash                   100        (323)
  Cash - beginning of year                          355       1,042
                                               --------    --------
  Cash - end of period                         $    455    $    719
                                               ========    ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $    488    $    758
                                               ========    ========

 Cash paid for income taxes                    $     11    $      -
                                               ========    ========
Supplemental disclosure of non-cash
 investing and financing activities:

   Investments in affiliated partnerships
    transferred to settle litigation claims    $      -    $    108
                                               ========    ========
   Net reduction in indebtedness pursuant
    to creditor settlements                    $  1,104    $  8,274
                                               ========    ========
   Reduction in accrued liabilities upon
    issuance of common stock                   $     22    $     49
                                               ========    ========
   Common stock issued in creditor settlement  $      8    $     50
                                               ========    ========
   Increase in other assets upon issuance
    of common stock                            $      -    $     46
                                               ========    ========
   Reduction in limited partners' loans upon
    receipt of investments in affiliated
    partnerships                               $      -    $     19
                                               ========    ========
   Net loans transferred to settle debts       $      -    $    250
                                               ========    ========

See accompanying notes to consolidated financial statements.

                                         7
                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation and Financial Condition

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the nine months ended September 30, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year. Certain amounts from the three and nine months ended September 30, 1996 have been reclassified to conform to the three and nine months ended September 30, 1997 presentation.

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

(B) In February 1997, DVL repaid a creditor $1,474,000 in full satisfaction of a loan which had a principal amount due of $1,901,000. This repayment resulted in an extraordinary gain of approximately $406,000 in the first quarter of 1997. The payment was made by refinancing that creditor's collateral with a new unaffiliated lender in the principal sum of $2,000,000. The new loan requires monthly payments of principal and interest equal to cash flow, as defined, from the loan's collateral. Interest on the outstanding balance of the loan shall accrue at 12% per annum. The principal amount of the loan, and all accrued interest, is due February 27, 2000. The loan may



                                        8
be prepaid prior to maturity, with certain prepayment penalties. From this loan refinancing, DVL remitted approximately $406,000 to NPM to repay the NPM Loan, as required by the NPM loan agreement. In July 1997, a portion of this loan was prepaid (See Note 2(k)).

(C) In February 1997, DVL settled a creditor claim, which resulted in an extraordinary gain of $47,000, in the quarter ended March 31, 1997.

(D) During the three months ended March 31, June 30 and September 30, 1997, NPM advanced aggregate amounts of approximately $250,000, $87,500 and $87,500, respectively, to pay certain creditors of DVL, as required by the NPM loan agreement.

(E)  In March and April 1997, NPM advanced DVL an aggregate of $200,000.
These advances, which were not required under the original NPM loan documents, bear interest at 15% per annum and will be paid pari passu with the original NPM loan.

(F) In April and September 1997, DVL paid approximately $358,000 and $7,000, respectively, including principal and interest, in satisfaction of its subordinated debenture obligations, as required by the terms thereof.

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

(I) In July 1997, DVL received net proceeds of approximately $210,000 in satisfaction of a partnership's mortgage indebtedness to DVL.

(J) In July 1997, DVL realized net cash proceeds of approximately $372,000 in full satisfaction of a certain limited partnership's mortgage indebtedness. In connection therewith, as a result of a prior settlement agreement, an affiliate of DVL released all of its rights under a certain master lease agreement. From these cash proceeds, DVL repaid a long-term creditor approximately $219,000.

(K) In July 1997, DVL as the general partner of a certain limited partnership, negotiated the sale of the partnership's property. The sale resulted in net cash proceeds of $1,075,000 to DVL in satisfaction of the partnership's mortgage indebtedness to DVL. All of these proceeds were paid to one of DVL's long-term creditors, as required.

(L) In September 1997, DVL, as the general partner of three separate limited partnerships, negotiated the sales of each of these partnerships' properties. From two of the sales, DVL received an aggregate amount of $1,168,500 in satisfaction of mortgage indebtedness to DVL. All of the proceeds were used to pay interest and principal on the NPM Loan, as required by the NPM loan agreement. There was no partnership mortgage indebtedness due DVL on the third partnership property sold.

3.   Shareholders' Equity

    In January 1997, DVL issued 150,000 shares of stock to an investment banker for services rendered in connection with the NPM loan transaction and issued 50,000 shares of stock to certain unrelated individuals in exchange for 100,000 warrants which such individuals received in connection with a prior transaction with DVL.

     See Notes 4(A) and 5(A) as to issuances of 500,000 shares of stock in the settlement of the LEVY litigation, and 325,000 shares of stock to the Lender in connection with the debt tender offer, which occurred in October 1997, subsequent to the quarter ended September 30, 1997. In an unrelated transaction, 272,000 shares were retired. Thus, the number of outstanding shares of common stock increased by the net amount of 553,000, and as of November 12, 1997, there are 16,232,450 shares outstanding. All of the shares of newly issued stock constitute "restricted securities", within the meaning of Rule 144 under the Securities Act of 1933, and were issued pursuant to the exemption afforded by Section 4(2) of said Act for transactions by an issuer not involving a public offering.

4.   Legal Proceedings

(A) A suit entitled DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), originally filed in New Castle County, Delaware on February 13, 1991, on behalf of certain individual shareholders alleged breaches of fiduciary duty of care and candor. As of June 1997, the parties to the action agreed to the terms of a settlement, and the implementing documents were executed in September 1997. Pursuant to the settlement, DVL delivered 500,000 shares of common stock to the plaintiffs and their attorneys in October 1997.

(B) Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY
ET AL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter has held that the Settling Defendants' insurance excluded coverage of these matters. DVL has filed a notice of appeal of that decision. DVL and the broker have agreed to the terms of a settlement pursuant to which DVL will receive, after legal fees and other costs, approximately $24,000.

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

5.   Subsequent Events

(A) On October 27, 1997, DVL commenced a cash tender offer (the "Offer") for any and all of its 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes"), at a price of $0.12 per $1.00 principal amount of Notes. The Offer is scheduled to expire on December 1, 1997. The Notes were originally issued in December 1995 in conjunction with the settlement of a shareholder class action. Approximately $11,425,000 aggregate face amount of Notes were outstanding as of the commencement of the Offer.

     The Offer is intended to retire the Notes, effecting a reduction in DVL's long-term debt, and eliminating the dilutive effect that would otherwise result from redemption of the Notes for shares of common stock. DVL has the option to redeem the Notes at any time after January 1, 1999 by issuing additional shares of common stock with a market value, as of the date of redemption, equal to 110% of the face value of the Notes.

     DVL has entered into a financing arrangement with an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000 (the "Loan") to fund the purchase of Notes, and to pay related costs and expenses. The financing arrangement is being implemented pursuant to an agreement dated as of October 20, 1997 (the "Fourth Amendment") among DVL, the Lender, and the NPM Parties (as defined below), which amends the Amended and Restated Loan Agreement dated as of March 27, 1996, as amended, between DVL and NPM Capital LLC (as amended by the Fourth Amendment, the "Amended Loan Agreement").

     Pursuant to the Fourth Amendment, DVL's obligations under the Loan are secured by all of the assets of DVL currently pledged to NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") under the Amended Loan Agreement and the other documents executed in connection therewith (NPM and NPO are collectively referred to as the "NPM Parties"). The Loan will be senior to all indebtedness of DVL other than indebtedness owing to the NPM Parties and, with respect to individual assets, the related secured lender. The Loan will mature on September 30, 2002 and will bear interest at the rate of 12% per annum. Interest payable in connection with the Loan will be payable in kind until DVL satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to DVL from the mortgage collateral held as security for the Loan.

     As further consideration for the Lender's providing DVL with the Loan, DVL (i) upon the execution of the Fourth Amendment issued to the Lender 325,000 shares of DVL common stock and (ii) agreed to issue to the Lender, at the expiration date of the Offer, additional shares of common stock, under certain circumstances.

(B) In November 1997, DVL, as the general partner of a certain limited partnership, refinanced an underlying mortgage and generated net proceeds of $136,000 in excess of the existing underlying mortgage loan. The excess proceeds were used to pay the expenses of the refinancing, and to repay the NPM Loan as required by the NPM Loan Agreement.

6.   New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued SFAS #128 Earnings Per Share. SFAS #128 is effective for the Company's fiscal year ended December 31, 1997 and provides for the restatement of the historical EPS. The Company believes that SFAS #128 will not have a material effect on its financial statements.

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

Results of Operations
---------------------

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996
----------------------------------------------------------------------------

     DVL realized a net loss of $755,000 for the three months ended September 30, 1997, compared to net income of $5,849,000 for the corresponding 1996 period, a change of $6,604,000. DVL had operating losses in both periods which increased by $185,000 in 1997. The income in 1996 was a result of the extraordinary gains realized upon DVL's prepayments to creditors, offsetting the continued operating losses. The effects of these items and the other factors contributing to the net income are as follows:

     Interest income on mortgage loans due from affiliates decreased from 1996 to 1997, due to the satisfaction of certain loans to affiliated partnerships upon the sale of partnership properties. This decrease was offset by a corresponding decrease in interest expense on the underlying debt obligations. Also, the income reflects adjustments to unearned interest resulting from loan payoffs, refinancings, etc.

     Transaction and other fees from partnerships aggregating $157,000 in 1997 and $114,000 in 1996 principally represent the fees received upon the sale of certain partnership properties.

     Interest income on non-affiliate mortgage loans decreased due to the fact that as of December 31, 1996 the mortgage loan matured that generated this income.

     Other income decreased from 1996 to 1997 primarily as a result of final monies collected by DVL from the sale of FMF during 1996.

    General and administrative expenses decreased by $65,000, primarily as a result of a decrease in payroll and operating costs incurred in 1997.

     Legal and professional fees decreased by $33,000 as a result of decreased legal, accounting and other professional costs as compared to the same period of the prior year.

     Interest expense for the quarter ended September 30, 1997 aggregated $620,000 compared to $587,000 for the same period in 1996. During 1997 and 1996, there was a significant amount of refinancings and restructurings of existing debt, which resulted in substantial reductions in long-term debt obligations. However, this is offset by $60,000 of amortization expense on the long-term debt discount, that arose from the issuance of the NPM warrants. Also, included in the other interest expense, is interest on the notes issued in connection with the shareholder class action litigation settlement of approximately $298,000. Interest is payable annually and, at the Company's option, may be paid by the issuance of additional notes.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996
-------------------------------------------------------------------------

     DVL realized a net loss of $1,015,000 for the nine months ended September 30, 1997, as compared to net income of $6,241,000 for the corresponding 1996 period, a change of $7,256,000. The loss in 1997 was a result of an operating loss of $2,119,000 offset by extraordinary gains realized upon the restructuring of indebtedness which aggregated $1,104,000. The income in 1996 was primarily a result of the extraordinary gains of $8,274,000 realized upon DVL's prepayments to a creditor and the discount received upon the payoff of indebtedness to another creditor partially offset by DVL's continued operating losses including a reduction in transaction fees. The operating loss increased by $86,000 in 1997. The effects of these items and the other factors contributing to the loss are as follows:

     Interest income on mortgage loans due from affiliates increased slightly from 1996 to 1997. The increase in income is attributable to adjustments to unearned interest resulting from loan payoffs, refinancing, etc. There was a reduction in the amount of interest income on loans to affiliated partnerships due to the satisfaction of certain loans upon the sale of partnership properties. However, this decrease was offset by a corresponding decrease in interest expense on the underlying debt obligations.

     Transaction and other fees from partnerships aggregating $423,000 in 1997 and $283,000 in 1996 principally represent the fees received upon the sale of certain partnership properties.

    Rent income from affiliated partnerships increased from 1996 to 1997, primarily as a result of the collection of old amounts due DVL that were not accrued for in the prior year.

                                        14
     Interest income on non-affiliate mortgage loans decreased due to the fact that as of December 31, 1996 the mortgage loan matured that generated this income.

     Other income decreased from 1996 to 1997 primarily as a result of final monies collected by DVL from the sale of FMF during 1996.

     General and administrative expenses decreased by $215,000 primarily as a result of a decrease in payroll and operating costs incurred in 1997.

     Asset Servicing fee increased by $144,000 from 1996 to 1997 since the NPO Management agreement began March 27, 1996.

      Legal and professional fees decreased by $57,000 primarily as a result of decreased legal, accounting and other professional costs as compared to the same period of the prior year.

    Interest expense for the nine months ended September 30, 1997 aggregated $1,982,000 compared to $1,904,000 for the same period in 1996. During 1997 and 1996, there was a significant amount of refinancings and restructurings of existing debt, which resulted in substantial reductions in long-term debt obligations. However, this is offset by $158,000 of amortization expense on the long-term debt discount, that arose from the issuance of the NPM warrants. Also, included in the other interest expense, is interest on the notes issued in connection with the shareholder class action litigation settlement of approximately $858,000. Interest is payable annually and, at the Company's option, may be paid by the issuance of additional notes.

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

     DVL has the right to refinance a number of mortgage loans underlying its wrap-around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. During the quarter ended March 31, 1997, DVL refinanced four underlying mortgages and generated $821,000 in proceeds in excess of the existing underlying mortgage loans. The excess proceeds were used to repay the NPM loan as required by the NPM loan agreement. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current refinancings, DVL's asset base available for future refinancings has diminished. No additional mortgage loans were refinanced in the quarters ended June 30 or September 30, 1997.




                                        15

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

    For the six months ended June 30, 1997, DVL borrowed $200,000 from NPM. These advances were not required by the original NPM Loan Agreement. In addition, NPM made aggregate advances, as required by the NPM Loan Agreement, in the amount of $425,000 during the nine months ended September 30, 1997.

    In the quarters ended June 30 and September 30, 1997, DVL paid aggregate amounts of approximately $358,000 and $7,000, respectively, including principal and interest, in satisfaction of its subordinated debenture obligations, as required by the terms thereof.

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

                                        16

   In September 1997, DVL, as the general partner of three separate limited partnerships, negotiated the sales of each of these partnerships' properties. From two of the sales, DVL received an aggregate amount of $1,168,500 in satisfaction of mortgage indebtedness to DVL. All of the proceeds were used to pay interest and principal on the NPM Loan, as required by the NPM loan agreement. There was no partnership mortgage indebtedness on the sale of the third partnership property. In addition, DVL earned approximately $89,000 in aggregate fees from these three sales.

  The following transactions occurred subsequent to the quarter ended September 30, 1997:

   On October 27, 1997, DVL commenced a cash tender offer (the "Offer") for any and all of its 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes"), at a price of $0.12 per $1.00 principal amount of Notes. The Offer is scheduled to expire on December 1, 1997. The Notes were originally issued in December 1995 in conjunction with the settlement of a shareholder class action. Approximately $11,425,000 aggregate face amount of Notes were outstanding as of the commencement of the Offer.

    The Offer is intended to retire the Notes, effecting a reduction in DVL's long-term debt, and eliminating the dilutive effect that would otherwise result from redemption of the Notes for shares of common stock. DVL has the option to redeem the Notes at any time after January 1, 1999 by issuing additional shares of common stock with a market value, as of the date of redemption, equal to 110% of the face value of the Notes.

   DVL has entered into a financing arrangement with an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000 (the "Loan") to fund the purchase of Notes, and to pay related costs and expenses. The financing arrangement is being implemented pursuant to an agreement dated as of October 20, 1997 (the "Fourth Amendment") among DVL, the Lender, and the NPM Parties (as defined below), which amends the Amended and Restated Loan Agreement dated as of March 27, 1996, as amended, between DVL and NPM Capital LLC (as amended by the Fourth Amendment, the "Amended Loan Agreement").

   Pursuant to the Fourth Amendment, DVL's obligations under the Loan are secured by all of the assets of DVL currently pledged to NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") under the Amended Loan Agreement and the other documents executed in connection therewith (NPM and NPO are collectively referred to as the "NPM Parties"). The Loan will be senior to all indebtedness of DVL other than indebtedness owing to the NPM Parties and, with respect to individual assets, the related secured lender. The Loan will mature on September 30, 2002 and will bear interest at the rate of 12% per annum. Interest payable in connection with the Loan will be payable in kind until DVL satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to DVL from the mortgage collateral held as security for the Loan.

     As further consideration for the Lender's providing DVL with the Loan, DVL (i) upon the execution of the Fourth Amendment issued to the Lender 325,000 shares of DVL common stock and (ii) agreed to issue to the Lender, at the expiration date of the Offer, additional shares of common stock, under certain circumstances.
                                        17
    In November 1997, DVL, as the general partner of a certain limited partnership, refinanced an underlying mortgage and generated $186,000 in proceeds in excess of the existing underlying mortgage loan. The excess proceeds were used to pay the expenses of the refinancing, and to repay the NPM Loan as required by the NPM Loan Agreement.

















































                                        18

Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

          The information set forth in Note 4(A) [Legal Proceedings] of the Notes to the Financial Statements included in Part I of this Report, regarding the completion of the settlement of the LEVY litigation, is incorporated by reference herein in response to this Item 1.

Item 2.  Change in Securities
         --------------------

         The information set forth in Note 3 [Shareholders' Equity], 4(A) [Legal Proceedings] and 5(A) [Subsequent Events] of the Notes to the Financial Statements, regarding issuances of stock in October 1997, in the settlement of the LEVY litigation, and to the Lender in connection with the debt tender offer, is incorporated by reference herein in response to this Item 2.

Item 5.  Other Information
         -----------------

         The information set forth in Note 5A [Subsequent Events] of the Notes to the Financial Statements, regarding the commencement by DVL, in October 1997, of a cash tender offer for its 10% Redeemable Promissory Notes due December 31, 2005, is incorporated by reference herein in response to this
Item 5.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A) There were no reports on Form 8-K filed during the three months ended September 30, 1997.

(B)     Exhibits:

        10.1 - Fourth Amendment, dated as of October 20, 1997, among DVL, Bridge Capital, LLC (the "Lender"), NPM Capital
               LLC ("NPM") and NPO Management LLC ("NPO"), to Amended and Restated Loan Agreement, dated as of March 27,
               1997, as amended, between DVL and NPM.
        10.2 - Promissory Note dated as of October 20, 1997, in the original principal amount of $1,760,000 from DVL to Lender.
        10.3 - Subordination Agreement, dated as of October 20, 1997, among DVL, the Lender, NPM and NPO.
        The Schedules to Exhibits 10.1 and 10.3, which are identified therein, have been omitted and will be furnished supplementally to the Commission upon request.
        27   - Financial Data Schedule










                                        19



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

November 12, 1997