Form 10-K
period 1997-12-31
DVL INC /DE/
filed 1998-03-31
CIK 215639

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997, OR
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 25, 1998 was $2,794,248.

The number of shares outstanding of Common Stock of the Registrant as of March 25, 1998 was 16,560,450.


                                     PART I

ITEM 1.  BUSINESS

A.   GENERAL DESCRIPTION
     -------------------

     DVL, Inc. ("DVL" or the "Company"), is a commercial finance company which manages numerous properties and partnerships and owns and services commercial mortgage loans all of which are secured by properties for which DVL or an affiliate serves as general partner. The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". The principal address of DVL is 24 River Road, P.O. Box 408, Bogota, New Jersey 07603; telephone number: (201) 487-1300.

     DVL's business has been to invest in and service mortgage loans to affiliated partnerships, which loans are secured principally by income-producing commercial, office and industrial properties. In addition, DVL purchased loans to limited partners of said partnerships. See "Mortgage Loans and Loans Secured by Limited Partner Interests". In 1993, pursuant to the settlement of litigation with limited partners, DVL succeeded to the position of Kenbee Management, Inc. ("Kenbee"), DVL's former manager as general partner in substantially all of the affiliated partnerships.

     Effective January 1, 1994 DVL revoked its election to be taxed as a real estate investment trust ("REIT") and elected to be treated as a "Sub-chapter C" corporation for tax purposes. Management's intent in making this change was to enable DVL to pursue new business activities which would generate income which is not qualified as REIT income.

     Currently, DVL lacks sufficient cash resources to develop a new business, and it is therefore focused on (1) managing, administering and servicing its existing real estate properties, the affiliated partnerships and the mortgages it holds on such properties, and (2) seeking to sell or refinance the assets of limited partnerships in those instances where this is deemed the most prudent means of maximizing the value of the assets.

   DVL is the general partner of approximately 100 affiliated limited partnerships from which it receives management, transaction and other fees. In addition, through Professional Service Corporation ("PSC"), a wholly-owned subsidiary, DVL is engaged in the management of certain properties located in New Jersey pursuant to master lease interests.

     DVL has implemented significant measures to reduce its operating expenses. However, in order to enable DVL to continue to meet its short term operating needs, DVL must continue to augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or borrowings.


B.   RECENT DEVELOPMENTS
     -------------------

     1.  DEBT TENDER OFFER
         -----------------

     From October 27, 1997 through February 27, 1998(the "Expiration Date"), the Company conducted a cash tender offer (the "Offer") for its 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes") at a price of $.12 per $1.00 principal amount of Notes. The Notes were originally issued in December


                                          1
1995 in conjunction with the settlement of a shareholder class action. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the Offer ($5,818,540 through December 31, 1997, and an additional $405,850 through the Expiration Date). An additional $392,892 principal amount ($322,796 through December 31, 1997, and $70,086 thereafter), representing 15% of the Notes tendered in excess of $3,998,000, were purchased by the Lender (see below) based on the Lender's commitment to participate in the Offer to that extent. A total of $6,166,381 principal amount of Notes remained outstanding as of December 31, 1997, and $5,760,531 are currently outstanding after taking into account all tenders through the Expiration Date. The outstanding Notes include those purchased by the Lender. The amounts stated for purchases after December 31, 1997, and for the Notes currently outstanding, are subject to minor adjustments based on final reconciliation of data between the depository agent and the transfer agent for the Offer.

     The Company has the option to redeem the outstanding Notes at any time after January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon, and not any cash. Because the applicable market value will be determined in the future, it is not possible to ascertain currently the precise number of shares that would be issued in redemption of the Notes. The Company's present intention is to exercise its redemption option.

     The Offer effected a reduction in the Company's long-term debt and resulted in an extraordinary gain for the year ended December 31, 1997 of $2,906,000, after costs of $211,000. Furthermore, the Offer reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect is still significant.

     DVL entered into a financing arrangement with Blackacre Bridge Capital, LLC, an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000 (the amount actually borrowed being referred to herein as the "BC Loan"), to fund the purchase of Notes, and to pay related costs and expenses.
A total of $810,000 had been borrowed as of December 31, 1997, and an additional $250,000 had been borrowed subsequently through March 31, 1998. The financing arrangement was implemented pursuant to an agreement dated as of October 20, 1997 (the "Fourth Amendment") among DVL, the Lender, and the NPM Parties (as defined below), which amends the Amended and Restated Loan Agreement dated as of March 27, 1996, as amended, between DVL and NPM Capital LLC (as amended by the Fourth Amendment, the "Amended Loan Agreement").

     Pursuant to the Fourth Amendment, DVL's obligations under the BC Loan are secured by all of the assets of DVL currently pledged to NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") under the Amended Loan Agreement and the other documents executed in connection therewith (NPM and NPO are collectively referred to as the "NPM Parties"). The BC Loan is senior to all indebtedness of DVL other than indebtedness owing to the NPM Parties and, with respect to individual assets, the related secured lender. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to DVL for financial reporting purposes, including DVL's costs associated with the BC Loan, and the value of the 653,000 shares issued to the Lender (see below) is approximately 15%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until DVL satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to DVL from the mortgage collateral held as security for the BC Loan.


                                          2
     As further consideration for the Lender's providing DVL with the BC Loan, DVL (i) upon the execution of the Fourth Amendment issued to the Lender 325,000 shares of Common Stock and (ii) issued to the Lender, at the Expiration Date of the Offer, 328,000 additional shares of Common Stock, based on a formula contained in the Fourth Amendment. For the year ended December 31, 1997, the Company recorded a cost of $29,000 for the 325,000 shares and accrued a cost of $52,000 for the 328,000 shares, based on the market value of such shares as of the respective dates of issuance, discounted to reflect the fact that they constitute "restricted securities" under applicable regulations.

     2.  OPPORTUNITY FUND
         ------------------

    The Company, an affiliate of the Lender (the "BC Party") and certain affiliates of the NPM Parties (the "NPM Affiliates") have agreed in principle to form a joint venture (the "Opportunity Fund") under the following terms: With respect to the Company's existing portfolio assets only (the "Existing Assets"), if the Company, due to then existing financial constraints, is unable to pursue a favorable business opportunity (an "Opportunity") as to any Existing Asset (as determined by the Board of Directors of the Company), then the Opportunity Fund would have the right of first refusal to finance such Opportunity. The necessary capital contributions would be provided by the BC Party and NPM Affiliates, who would be entitled to receive, from the proceeds generated from the Opportunity, a complete return of their investment plus a preferred return ranging from 12 % to 20% per annum. It is currently anticipated that the BC Party, the NPM Affiliates and the Company would receive, after the preferred return, 60%, 20% and 20%, respectively, of any profits from the Opportunity.
The NPM Affiliates would receive from the Fund, out of the proceeds generated from Opportunities, an aggregate annual fee of $100,000 in consideration for management services, of which $20,000 would be credited against the annual servicing fee payable by the Company to NPO pursuant to the Servicing Agreement (see below).

     The transactions in which the Opportunity Fund might engage include, for example, acquisition of partnership interests from existing limited partners of affiliated partners, and investment in certain properties, owned by the Company or said partnerships, where capital may be required to enhance value. There can be no assurance that the Fund's activities would generate profit distributions to the Company.

C.   NPM AND NPO TRANSACTIONS
     ------------------------

     As previously reported in the Report on Form 10-K for the fiscal year ended December 31, 1996, to better enable DVL to resolve its liquidity problems and to meet certain mandatory debt repayment requirements, on September 27, 1996, DVL and NPM closed a loan transaction under a certain Amended and Restated Loan Agreement dated as of March 27, 1996 (the "Original Loan Agreement"), pursuant to which NPM purchased three loans from three creditors, and agreed to make principal installment payments of up to $600,000 on DVL's obligation to two additional creditors. NPM has fulfilled this additional funding obligation.
The original principal amount of the Loan was $8,382,000 (the "Original Loan"). For financial reporting purposes, DVL recognized an extraordinary loss of $880,000 on this transaction in 1996.

     In March and April 1997, NPM advanced DVL an aggregate of $200,000 (the "Additional Advances"). These advances, which were not required under the Original Loan Agreement, bear interest at 15% per annum and will be paid pari passu with said loan. The Original Loan and the Additional Advances are referred to in the aggregate herein as the "NPM Loan".

                                          3

     Under the terms of the NPM Loan, the principal balance is payable over six years with interest at the rate of 10.25%. DVL is required to make certain mandatory payments towards the principal balance over the term of the loan. The first such payment (when combined with all prior principal reductions) must be sufficient to reduce the principal balance of the NPM Loan by 15%, and is due by March 31, 1998. The next such payment, which must be sufficient to cause cumulative principal reductions to aggregate 33% of the principal balance, is due by December 31, 1998. DVL's principal payments to date have exceeded these requirements; from September 27, 1996 through March 15, 1998, DVL made principal payments from the liquidation of collateral, refinancing activities and other sources totaling $4,025,000 which represents approximately 44% of the principal balance of the NPM Loan. DVL is required to pay NPM 100% of the cash flow generated from certain of NPM's collateral, but in no event less than accrued interest at a rate of 5% per annum.

     The internal rate of return to NPM on the NPM Loan, as currently computed, is approximately 34%. The effective interest rate to DVL for financial reporting purposes, as currently computed, including DVL's costs associated with the Loan and the value of the Warrants (described below) is 15%. These rates are based on payments made through March 15, 1998, and assume that remaining payments will be made according to the original payment terms of the Loan. In the event of prepayment, or of delays in payment or additional fundings under the Loan, the internal rate of return and the effective interest rate will increase or decrease, respectively.

     In connection with the transactions contemplated by the Original Loan Agreement, in March 1996 DVL and NPO (an affiliate of NPM) entered into an Asset Servicing Agreement, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1999) over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the first two years and to defer reduced amounts during the third year. DVL had accrued service fees of $925,000 as of December 31, 1997. NPO has waived any Event of Default which may exist under the Asset Servicing Agreement during the period through December 31, 1998, based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997, and may continue to do so. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 1998.

     In connection with the Original Loan, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock for $200,000. The Base Shares currently represent approximately 6% of the outstanding common stock of DVL.
An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the Base Shares, represent rights to acquire up to 49% of the outstanding Common Stock of DVL on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions. The Warrants expire on December 31, 2007. Except under certain circumstances, they are not exercisable prior to January 1, 1999 without the prior consent of the Board of Directors of the Company. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method.




                                          4
     The possibility that some or all of the Warrants may be exercised creates the potential for significant dilution of the current stockholders. The actual dilutive effect cannot be currently ascertained, since it depends on whether, and if so to what extent, the Warrants are exercised.

     Even after the NPO and NPM transactions described above, DVL continues to experience liquidity problems. DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position to meet operating expenses and mandatory debt payments; (2) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; (3) the return to profitable operations and (4) availability of additional borrowings.

D.   BUSINESS ACTIVITIES.
     -------------------

     DVL has been engaged in one line of business, finance (including the management of the assets which secure its loans), during the past three years. Its activities in this area are as follows:

       1.  OVERVIEW
           --------

       a.  MORTGAGE LOANS AND LOANS SECURED BY LIMITED PARTNER INTERESTS.
            -------------------------------------------------------------

     At December 31, 1997, DVL had investments in long-term mortgage loans to affiliated partnerships totaling $22,465,000 all of which are pledged to secure indebtedness of DVL. The mortgage debt service is currently used to pay liens senior to DVL's, and any excess is used to fund principal and interest payments on the NPM Loan, based on NPM's collateral interest in the mortgages. In addition, as part of the limited partnership settlement most of the mortgages were modified to reduce the payments and/or interest rates. The balance of DVL's long-term mortgage loans to affiliated partnerships were previously funded by DVL and bear interest at effective rates of up to 15% per annum. At December 31, 1997, $2,711,000 of DVL's mortgage loans were non- performing. DVL has established a loan loss reserve of approximately $8,802,000 in connection with its mortgage loan portfolio.

      The properties owned by affiliated partnerships provide the security for DVL's loans and are leased, typically on a long-term basis, to unaffiliated national tenants. For virtually all properties, the leases are current and the mortgages are being paid on a timely basis.

      In addition, DVL holds loans due from individual limited partners secured by limited partnership interests, aggregating $1,690,000 of which all were non-performing at December 31, 1997. Consequently, DVL has established a loan loss reserve of approximately $1,340,000 in connection with these loans. NPO on behalf of DVL has been aggressively attempting to collect these loans.

       b.  INVESTMENTS IN AFFILIATED PARTNERSHIPS.
           --------------------------------------

     DVL has acquired various interests in affiliated partnerships pursuant to
the terms of certain settlement agreements.   Management originally valued all
of these investments at 33% of the original investment amount (the expected recovery for such investments) except for interests acquired in one partnership with an original investment aggregating $2,450,000 which were assigned to one


                                          5
of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property. In 1994 and 1996, management provided for a general reserve on these investments to bring the net carrying value down to 25.2% and 14.5%, respectively, of the original investment amount, exclusive of the $2,450,000 discussed above, due to potential anticipated losses upon liquidation of these investments. During 1997, DVL recorded income of $360,000 from distributions received from these investments, including $270,000 of excess proceeds over the net carrying value on the one partnership investment, discussed above, carried at 40%.

     c. PARTNERSHIP AND PROPERTY MANAGEMENT.
        ------------------------------------

     As part of the limited partner settlement, DVL became general partner of more than 100 affiliated partnerships for which DVL has received management and other fees. As part of another settlement agreement, PSC acquired master lease positions for two industrial properties located in New Jersey, as to which it performs property management services.

     2.  DETAIL
         ------

     A more detailed description of DVL's business follows. Certain information in the description is incorporated herein by reference to the Notes to the Consolidated Financial Statements of DVL (the "Notes") included in Item 8 hereof.

      a.   LOAN PORTFOLIO
           --------------

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

     The following table sets forth the number of loans outstanding, aggregate loan balances, including accrued interest, and the allowances for loan losses, of the above investments at December 31, 1997. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan. Following the table is a brief description of each type of loan.











                                          6

                                                     Number     Aggregate     Allowance
                                                       of         Loan        for Loan
                 Type of Loan                         Loans      Amount         Losses
                 ------------                        ------     ---------     ---------
                                                            (dollars in thousands)
Long-term mortgages due from affiliated
 partnerships previously funded by DVL, net
 of underlying liens totaling $9,278,000                        $15,521
   Less unearned interest (1)                                     8,350
                                                                -------
Net long-term mortgages due from affiliated
 partnerships previously funded by DVL                 14         7,171        $ 1,571
Long-term mortgages due from affiliated partnerships
 acquired pursuant to the Limited Partner Settlement,
 net of underlying liens totaling $36,028,000          32        15,294          7,231
                                                      ---       -------        -------
      Total loans collateralized by mortgages          46        22,465          8,802
                                                      ---       -------        -------
Loans collateralized by limited partnership
 interests                                             82         1,690          1,340
                                                      ---       -------        -------

      Total loans                                     128       $24,155        $10,142
                                                      ===       =======        =======

------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.

    DVL's loans to affiliated partnerships are secured by mortgages on properties leased to various tenants. For a list of these tenants see Tables
1 and 2. The number of properties leased by any one company from affiliated partnerships in which DVL holds a mortgage loan does not exceed three except for Wal-Mart, which is the tenant of 35 properties.

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

       i.  LONG-TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS.
           -----------------------------------------------------

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

     Substantially, all of DVL's long-term mortgages due from affiliated partnerships are self-amortizing.
                                          7
     DVL's wrap-around mortgages are all collateralized by second or third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL is obligated to make principal and interest payments on the underlying mortgage loan or loans to the extent proceeds are received from the borrower and, in certain instances, has the right to refinance or pay off the underlying mortgage loans. Some of the underlying mortgages require that the tenants make their rental payments directly to the respective underlying lenders and DVL is crediting such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the difference. The Company ceased accruing interest on these loans for the year ended December 31, 1997.

     ii.  LOANS COLLATERALIZED BY LIMITED PARTNERSHIP INTERESTS.
          ------------------------------------------------------
     DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received additional limited partner loans from Kenbee in satisfaction of loans due from Kenbee collateralized by such limited partner loans. All of such loans due from limited partners ("Partners Notes") matured at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at variable rates of up to 2 1/2% over prime. Certain of the variable rate loans were payable at fixed interest rates, with interest accruing at variable rates subject to minimum and
maximum levels, payable upon the maturity of the loan.   All of the loans are
non-performing. DVL is attempting to collect these loans either through negotiation or litigation with borrowers.

      b.  REFINANCING RIGHTS
          ------------------

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

     In 1997, DVL refinanced five mortgages which generated approximately $957,000 in excess of the existing underlying mortgage loans. The excess funds were used to pay the expenses of the refinancings, and to repay the NPM Loan, as required by the applicable loan agreements. The amounts obtained from these refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of these refinancings, DVL's asset base available for future refinancings has diminished.

       c.  REAL ESTATE
           -----------

     DVL currently owns two properties located in Kearny, New Jersey. The parcels are leased under long-term leases to affiliated partnerships which own the buildings and improvements on the properties.

     The properties include 8.2 acres of land underlying approximately 134,800 square feet of manufacturing, warehousing and commercial buildings leased to (a) Toch Associates (2.6 acres) for an annual rent of $7,000 until 2074; and (b) 5.6 acres of land underlying a shopping center leased to Kearny Associates for an annual rent of $30,000 until 2079. DVL currently maintains a reserve of $208,000 on the value of the land.

     Toch has defaulted on its mortgage to DVL, encumbering the Toch property, and DVL has brought an action to foreclose on the mortgage.

       d.  EMPLOYEES
           ---------

     On March 31, 1998, DVL had fourteen (14) employees.

       e.  FOREIGN ACTIVITY
           ----------------

     DVL or its subsidiaries have not engaged in any business activity outside of the United States.

ITEM 2.  PROPERTIES

     A description of the properties owned by DVL, appears in "Real Estate" above.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

     The following is a summary of the status of the sole material case which is currently outstanding, as well as cases settled in 1997.

     A.  CONTINUING LITIGATION
         ---------------------

     DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD"), which was filed in 1994 in the Superior Court of the State of California, in which Vanguard sought to be indemnified for an investor's claim filed against it in said Court. The investor made a $350,000 investment in an affiliated limited partnership and alleged that her broker
sold her unsuitable investments.   DVL defended the case and Vanguard
voluntarily dismissed its action without prejudice. On March 22, 1996, the investor in the underlying matter against VANGUARD filed, in the Superior Court of Los Angeles, a motion to vacate an NASD Arbitration award made in July 1995 in favor of VANGUARD and has named DVL as an additional respondent in that Petition. There has been no further activity in this case since March 1996, and no determination can be made at this time as to the outcome.

     B.  SETTLED LITIGATION
         ------------------

     1. DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), filed in New Castle County, Delaware in February 1991, on behalf of certain individual shareholders, alleged breaches of fiduciary duty of care and candor. As of June 1997, the parties to the action agreed to the terms of a settlement, and the implementing documents were executed in September 1997. Pursuant to the settlement, DVL issued 500,000 shares of Common Stock to the plaintiffs and their attorneys in October 1997. For the year ended December 31, 1997, the Company recorded a cost of $50,000 for said shares, based on the market value as of the date of issuance, discounted to reflect the fact that they constitute "restricted securities" within the meaning of applicable regulations.

     2. Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ETAL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter held that the Settling Defendants' insurance excluded coverage of these matters. DVL filed a notice of appeal of that decision. DVL and the broker have agreed to the terms of a settlement pursuant to which DVL will receive approximately $24,000, after (i) legal fees and other costs, and (ii) a distribution required pursuant to the 1993 limited partnership settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II


ITEM 5.  MARKET FOR DVL'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock of DVL is traded on the over-the- counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 25, 1998, DVL stock was trading at $.185 based on the last sale price. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the
NASD for 1997 and 1996.   Such prices are inter-dealer prices without retail
mark-up, mark-down or commission, and do not represent actual transactions.

1997                                     High         Low
----                                    ------       -----
First Quarter . . . . . . . . . . . .   $ .23       $ .19
Second Quarter  . . . . . . . . . . .     .19         .15
Third Quarter . . . . . . . . . . . .     .16         .08
Fourth Quarter  . . . . . . . . . . .     .11         .05

1996                                     High         Low
----                                    ------       -----
First Quarter . . . . . . . . . . . .   $ 1/2       $ 1/16
Second Quarter  . . . . . . . . . . .     6/16        3/16
Third Quarter . . . . . . . . . . . .     9/32        5/32
Fourth Quarter  . . . . . . . . . . .     5/16        6/32

     At March 25, 1998, there were 3,916 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           Consolidated Statements of Operations Data
                                                            (In thousands except for per share data)
                                                                     Year Ended December 31

                                                  1993          1994           1995          1996          1997
                                                  ----          ----           ----          ----          ----
Revenues
  Affiliates                                   $  2,652       $  3,450       $  2,868      $  2,037      $ 2,171
  Other                                             414            334            369           399           70
                                               --------       --------       --------      --------     --------
          Total                                $  3,066       $  3,784       $  3,237      $  2,436        2,241
                                               ========       ========       ========      ========     ========

Loss from continuing operations                $ (6,163)      $(12,887)      $ (5,780)     $ (4,471)    $ (2,415)

Loss from discontinued operations                  (367)          (223)             -             -            -
                                               --------       --------       --------      --------     --------
Loss before extraordinary gain                   (6,530)       (13,110)        (5,780)       (4,471)      (2,415)
Extraordinary gain on the settlement of           7,991          1,935          7,900         8,349        4,011
 indebtedness                                  --------       --------       --------      --------     --------
          Net Income (loss)                    $  1,461       $(11,175)      $  2,120      $  3,878     $  1,596
                                               ========       ========       ========      ========     ========
Earnings (loss) per share - basic and diluted
  Loss from continuing operations              $   (.83)      $  (1.54)      $   (.58)     $   (.31)    $   (.15)
  Loss from discontinued operations                (.05)          (.03)             -             -            -
                                               --------       --------       --------      --------     --------

  Loss before extraordinary gain                   (.88)         (1.57)          (.58)         (.31)        (.15)
  Extraordinary gain on the settlement of          1.08            .23            .79           .58          .25
   indebtedness                                --------       --------       --------      --------     --------
   Net Income (loss)                           $    .20       $  (1.34)      $    .21      $    .27     $    .10
                                               ========       ========       ========      ========     ========

                                                        Consolidated Balance Sheet Data
                                                                 (In thousands)
                                                               As at December 31


                                         1993          1994         1995           1996         1997
                                         ----          ----         ----           ----         ----
Total assets                           $72,048       $54,085      $41,499        $26,634      $19,636
                                       =======       =======      =======        =======      =======

Long-term debt and notes payable       $37,270       $32,018      $32,290        $20,340      $12,143
                                       =======       =======      =======        =======      =======

Short-term debt                        $12,564       $ 9,657      $ 1,060        $     -      $     -
                                       =======       =======      =======        =======      =======
Shareholders' equity (capital
 deficiency)                           $ 5,660       $(5,131)     $(1,330)       $ 3,582      $ 5,279
                                       =======       =======      =======        =======      =======























                                                            13
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     DVL realized net income of $1,596,000 for the year ended December 31, 1997, compared to net income of $3,878,000 in 1996 and $2,120,000 in 1995. The net income in all three years was attributable to extraordinary gains realized upon settlements of indebtedness. In 1997, the extraordinary gains of $4,011,000 arose principally from gains realized upon DVL's purchase of promissory notes which were issued in connection with the 1995 settlement of the shareholder litigation ($2,906,000) and discounted pay-offs to two creditors.

     As a result of the factors described below, DVL continued to have operating losses in 1997 ($2,415,000), but at a reduced level from 1996 ($4,471,000) and 1995 ($5,780,000).

     Interest on mortgage loans from affiliates and partnership management fees decreased in 1997 and 1996 (in each case as compared to the prior year) due to a reduction in the size of the loan portfolio resulting from the repayment of DVL's mortgages by various partnerships which sold their real property. In connection with such sales, DVL receives transaction and other fees from partnerships. The relative levels of sale activity during the three year period resulted in a decrease in transaction and other fees in 1997 and 1996.

     In 1997, DVL recorded income of $360,000 from distributions received on unit investments, representing the excess proceeds over the net carrying value. No such income was recorded in prior years because distributions were applied to reduce carrying value. In 1997, the Company determined that no further reductions in carrying value were appropriate. Therefore, future cash distributions will also result in income.

     Other income decreased significantly from 1996 to 1997 because during 1996 DVL received the final amounts due on the sale of FMF.

    General and administrative expense ("G&A") combined with the NPO asset servicing fees decreased in 1997 as compared to 1996 primarily due to reductions in payroll and operating expenses. The 1996 combined amount was slightly higher than 1995 G&A. Legal and professional fees in 1997 were slightly lower than the amount for 1996, which was significantly reduced from 1995 as a result of the settlement of substantially all of DVL's litigation.

     Interest expense in 1997 and 1996 (exclusive of interest on notes issued in settlement of the shareholder litigation) declined due to the refinancing and restructuring of existing debt, which resulted in substantial reductions in long-term debt obligations. However, these reductions were partially offset by amortization expenses on the long-term debt that arose from the issuance of the NPM Warrants in connection with the September 1996 restructuring. Interest on notes issued in settlement of the shareholder litigation is paid in the form of additional notes, and does not represent a current cash obligation.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     DVL's cash flow for operations is generated principally from management fees from the operation of partnerships and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. DVL's portfolio of loans to affiliated partnerships currently does not produce cash flow for operations because the cash received from the mortgages is used to pay the debt service on liens on the properties senior to those held by DVL, with any excess being used to pay principal and interest on the NPM Loan based on the collateral interest in said mortgages held by NPM Capital LLC ("NPM"), and by certain other creditors.

     As a result of the above factors, DVL continues to experience liquidity problems. To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. There still remains some risk that DVL may not be able to raise the necessary funds with which to continue operations. Thus, DVL's ability to continue as a going concern is dependent upon (1) the sales and refinancings described above to meet operating expenses and mandatory debt payments; (2) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis; (3) the return to profitable operations; and (4) availability of additional borrowings.

     Under the restructured terms of the major portion of DVL's long-term debt which were implemented in the fourth quarter of 1996, DVL was able to meet and exceed its mandatory principal payments to NPM in 1997, thereby reducing such debt from $7,995,000 to $5,648,000 exclusive of the debt discount. Payments were made from funds obtained from (1) the repayment of affiliated partnerships' indebtedness upon the sale of partnership properties, (2) refinancings of the underlying mortgages on the partnership properties, (3) refinancings of certain DVL indebtedness and (4) other cash sources. DVL was also able to reduce its other long-term debt from $6,203,000 to $2,773,000 from distributions it received as a limited partner upon the sale of property of affiliated partnerships, and from the repayment of partnership mortgage debt.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES
-------------------------------------------------

     DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Management has restructured most of DVL's indebtedness to fixed rates. Therefore, increases or decreases in interest rates are generally not expected to have an effect on DVL's earnings. See Item 1 (c), "Business - NPM and NPO Transactions". Other than as manifested in interest rates, inflation has not had a significant effect on DVL's net income for the past three years.

YEAR 2000 ISSUE
---------------

     The Company does not anticipate that the cost of addressing the "Year 2000" issue will be material to its future operating results or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, together with the accountants' report thereon of Richard A. Eisner & Company, LLP, are set forth on pages F-1 through F-30, which follow. The financial statements are listed in Item 14(a)(1) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF DVL

     A. The following table sets forth the name of each director and executive office of the Company, and the nature of all positions and offices with the Company held by him at present. The term of all directors (other than the special purpose director) expires at the Company's next annual meeting of stockholders, which will be held later in 1998 on a date to be scheduled. The term of all executive officers expires at the next annual meeting of directors, to be held immediately thereafter.

           NAME                              POSITION
           ----                              --------
  Frederick E. Smithline       Chairman of the Board & Director
  Myron Rosenberg              Director
  Allen Yudell                 Director
  Alan E. Casnoff              President and Chief Executive Officer
  Gary Flicker                 Vice President and Chief Financial Officer
  Daniel Baldwin               Vice President, Secretary and General Counsel
  Keith B. Stein               Special Purpose Director

     In addition to three regular directors, who were elected by the holders of Common Stock and who have all of the powers normally granted to corporate directors, the Company has one special purpose director, who was elected in 1996 by the holder of the Class A Preferred Stock. The special purpose director has no right to vote at meetings of the Board, except as to Bankruptcy Matters (as such term is defined in the Certificate of Incorporation).

     B. The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission:

      FREDERICK E. SMITHLINE (age 66) has served as Chairman of the Board of the Company since 1990 and as a director since 1982. From September 1989 to May 1996, Mr. Smithline was of counsel to the law firm of Epstein, Becker & Green, P.C., New York, New York. He is currently in private practice as an attorney. Mr. Smithline also serves as a director of the Hungarian Broadcasting Corporation.

     MYRON ROSENBERG (age 69) has served as a director of the Company since 1973. Mr. Rosenberg is currently a financial consultant. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. He is currently also a director of Deotexis, Inc. and Magna-Lab, Inc.

    ALLEN YUDELL (age 59) has served as a director of the Company since September 1996. From 1967 to 1991, Mr. Yudell was President of Delco Development Corporation. From 1992 to 1996, Mr. Yudell was a Vice President of Unidell Realty Corp., and he is currently a consultant to Unidell. Delco and Unidell are shopping center development companies based in Boca Raton, Florida. Mr. Yudell is also a member of the International Council of Shopping Centers.

     ALAN E. CASNOFF (age 54) has served as President of the Company since November 1994, and was a director from October 1991 to September 1996. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to

November 1994. From June 1992 to June 1997, Mr. Casnoff had also been of counsel to the Philadelphia, Pennsylvania law firm of Fox, Rothschild, O'Brien & Frankel. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. From 1969 to October 1990, Mr. Casnoff was associated with the Philadelphia, Pennsylvania law firm of Saul, Ewing, Remick & Saul, previous legal counsel to the Company and Kenbee. In July 1997, Mr. Casnoff became of counsel to said law firm.

     GARY FLICKER (age 39) became Vice President and Chief Financial Officer of the Company in April 1997. Mr. Flicker is a Certified Public Accountant. From January 1996 to April 1997, he was a financial consultant, performing acquisition analysis and financial reporting consulting services. From November 1985 to November 1994, he was Vice President - Director of Real Estate Accounting and Financial Analysis with Integrated Resources, Inc. ("Integrated"), a publicly-held real estate investment company. In February 1990, Integrated filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code, and the proceeding was concluded in November 1994. Thereafter, until December 1995, Mr. Flicker served as Senior Real Estate Controller for Concurrency Management, Inc. which was engaged by Integrated's successor to perform management services. Mr. Flicker's principal responsibilities for Integrated involved the performance of accounting, tax and financial reporting services, as well as financial analysis for limited partnerships in which a subsidiary of Integrated was the general partner. From November 1983 to November 1985, Mr. Flicker was a Supervising Senior Accountant at Kenneth Leventhal & Company, C.P.A.s, and from September 1980 to November 1983 he was a Senior Accountant at Garnick, Mansfield, et al., C.P.A.s (formerly Lester Witte & Company).

     DANIEL BALDWIN (age 45) became Vice President, Secretary and General Counsel of the Company in April 1997. Prior thereto, Mr. Baldwin was a partner with Bressler, Amery & Ross, P.C., a law firm with offices in New York, New York and Morristown, New Jersey. Mr. Baldwin was an associate with the firm beginning in 1977, and became a partner in 1984. His practice was in the areas of commercial real estate, mergers and acquisitions, and securities, and involved the representation of public and privately held companies.

      KEITH B. STEIN (age 40) has been a special purpose director of the Company since September 1996. Mr. Stein has served as a Managing Director of National Financial Companies LLC since January 1995. Mr. Stein is also the Vice Chairman, Chief Financial Officer, Treasurer and a director of National Auto Finance Company, Inc. (NASDAQ/NMS: NAFI), a specialty automobile finance company. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP.

     NFC is an affiliate of NPM Capital LLC ("NPM") and NPO Management LLC ("NPO"). NPM, NPO and certain parties affiliated with said entities consummated a multi-faceted transaction with the Company in September 1996; for information regarding this transaction, see Item 1(C), "Business - NPO and NPM Transactions."




                                         18
(c)  Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance
     ------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to such persons were satisfied except that the Annual Statement of Beneficial Ownership on Form 5 for Allen Yudell, to report the grant to him on September 17, 1997, of an option to Purchase Common Stock, was filed late.

<CAPTION.
ITEM 11.    EXECUTIVE COMPENSATION


     A. SUMMARY COMPENSATION TABLE
        --------------------------

     The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 1997 and (if applicable) in 1996 and 1995:  (1) the person serving as the Company's chief executive officer during 1997; (2) those other persons who were serving as executive officers as of the end of 1997:


                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                        Annual Compensation               Long-Term Compensation Awards
                             ---------------------------------------     -------------------------------

                                                                           Securities
                                                       Other Annual        Underlying            LTIP
    Name              Year     Salary       Bonus      Compensation        Options/SAR         Payouts
    ----              ----   -----------   -------   ---------------     --------------      -----------
Alan E. Casnoff       1997   $186,500          -            -              75,000(5)              -
President and Chief   1996    300,000          -            -             300,000(6)              -
Executive Officer     1995    314,002          -       $15,000(3)             --             $7,500(7)

Gary Flicker          1997     84,549      $15,000      27,123(4)          75,000(5)              -
Vice President and
Chief Financial
Officer(1)

Daniel Baldwin        1997     87,437       15,000          -              50,000(5)              -
Vice President,
Secretary and
General Counsel(2)

----------------------

 (1) Mr. Flicker became Vice President and Chief Financial Officer of the Company on April 16, 1997.  The amounts shown as his salary and bonus for 1997 represent the amounts paid to him for services rendered from April 16,
     1997 through December 31, 1997.
 (2) Mr. Baldwin became Vice President, Secretary and General Counsel of the Company on April 7, 1997.  The amounts shown as his salary and bonus for 1997 represent amounts paid to him for services rendered from April 7, 1997 through December 31, 1997.
 (3) Represents the value of 100,000 shares of Common stock issued to Mr. Casnoff in 1995.
 (4) Represents consulting fees paid by the Company to Mr. Flicker for services during the period February 18, 1997 through April 15, 1997.
 (5) Consists of options to purchase shares of Common Stock under the 1996 Stock Options Plan, granted to Messrs.
     Casnoff and Baldwin on April 9, 1997 and Mr. Flicker on April 17, 1997 (50,000, 25,000 and 50,000, respectively), and options to purchase 25,000 shares granted to each of such persons on January 9, 1998 as a bonus in respect of services rendered in 1997.
 (6) Represents options to purchase shares of Common Stock, granted on September 17, 1996, in exchange for performance units (considered to be stock appreciation rights) previously granted under the Performance Plan, which was terminated concurrently with the ratification and approval of the 1996 Stock Option Plan on said date.
 (7) Mr. Casnoff surrendered 50,000 performance units in 1995 in consideration of the issuance to him of 50,000 shares of Common Stock, which shares the Company valued at $7,500.

                                                         20
     B. OPTION GRANTS IN LAST FISCAL YEAR
        ---------------------------------

     The following table sets forth information as to options granted in 1997 under the DVL, Inc. 1996 Stock Option Plan to the executive officers named in the Summary Compensation Table. The Plan provides for the grant of options to purchase up to 1,500,000 shares of Common Stock, to Employees and Non-Employee Directors (in each case as defined in the Plan).

     The plan provides that any Employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its "net operating loss carryforwards" (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions".

     Currently, options to purchase 975,131 shares are outstanding under the Plan and 524,869 shares are available for issuance upon exercise of options which may be granted in the future.






































                                     Individual Grants                                 Grant Date Value
                      -------------------------------------------------------------  -------------------

                                             Percentage of
                                             Total Options
                      Number of Securities     Granted to    Exercise
                       Underlying Options     Employees in     Price     Expiration      Grant Date
     Name(1)               Granted(1)        Fiscal Year(2)  ($/Sh)(3)      Date      Present Value (4)
-------------------   --------------------   --------------  ---------   ----------  -------------------
Alan E. Casnoff              50,000                34.7         0.16      04/08/07         $7,000
Gary Flicker                 50,000                34.7         0.16      04/16/07          7,000
Daniel Baldwin               25,000                17.4         0.16      04/08/07          3,500


(1)  Individual grants to employees become exercisable in whole or in installments, and at such times, and subject to the fulfillment of any conditions on exercisability (in addition to the Section 382
     Restrictions) as may be determined by the Compensation Committee of the Board of Directors (the
     "Committee") at the time of grant.  All options listed in the above table became exercisable upon grant, subject only to the Section 382 Restrictions.  The Committee also has the discretion to establish provisions relating to the forfeiture of an option in connection with the employee's termination of employment with the Company, or to grant any option without a forfeiture provision.
     Each of the options listed in the above table provides that the option will be forfeited upon termination of employment for "cause" (as therein defined).  In addition, the options granted to
     Messrs. Baldwin and Flicker limit the period of exercise after termination under other circumstances
     (except death or disability).
(2)  Total options granted to employees in fiscal year was 144,000.
(3)  Represents the fair market value of the underlying shares on the date of grant (determined in accordance with the Plan as the closing price of the Common Stock on the OTC Bulletin Board).
(4)  The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table.  The Company does not believe that the Black-Scholes model, or any other model, can accurately determine the value of an option.  Accordingly, there is no assurance that the value, if any, realized by an option holder will be at or near the value estimated by the
     Black-Scholes model.  Future compensation resulting from option grants is based solely on the per-
     formance of the Company's stock price.  The Black-Scholes ratio of .14 was determined using the following assumptions:  a volatility of 80%, an historic average dividend yield of 0%, a risk free interest rate of 6.9% and a 10 year projected exercise period.








     C.  FISCAL YEAR-END OPTION VALUES
         -----------------------------

     The following table sets forth information as to options held as of the end of 1997 by the executive offices named in the Summary Compensation Table. No options were exercised by said officers in 1997. All options held by said officers at fiscal year-end were immediately exercisable. None of such options was in the money at December 31, 1997.

                                  Number of Securities Underlying
                                  Unexercised Options At Fiscal
               Name                          Year End
               ----               -------------------------------
          Alan E. Casnoff                     350,000
          Gary Flicker                         50,000
          Daniel Baldwin                       25,000

     D. COMPENSATION OF DIRECTORS
        -------------------------

     Regular directors who are not officers or employees of the Company ("Non-Employee Directors") presently receive a director's fee of $1,500 per month, plus $500 for each Audit Committee meeting of the Board of Directors attended. Directors who are officers or employees of the Company receive no compensation for their services as directors or attendance at any Board of Directors or committee meetings. None of the current directors is an officer or employee. The special purpose director receives no compensation for his service as a director or attendance at any Board of Directors or committee meetings.

     On September 17, 1997, options to purchase 15,000 shares of Common Stock at a price of $.08 per share were granted to each of the three directors (Messrs. Rosenberg, Smithline and Yudell). The options were granted under the 1996 Stock Option Plan, which provides for automatic grants of options for 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vested immediately and are exercisable for a term of ten (10) years from the date of grant. The exercise price is equal to the fair market value on the date of grant.

     E.  EMPLOYMENT CONTRACTS AND ARRANGEMENTS
         -------------------------------------

     Alan E. Casnoff has agreed to serve as President of the Company through at least December 31, 1998, at a compensation level of $120,000.

     Daniel Baldwin entered into an Employment Agreement with the Company, effective as of April 7, 1997, providing for his employment as Vice President, Secretary and General Counsel for a one-year term at an annual salary of $125,000, and for the grant of 25,000 stock options under the 1996 Stock Option Plan upon commencement of employment.

    Gary Flicker entered into an Employment Agreement with the Company, effective as of April 16, 1997, providing for his employment as Vice President and Chief Financial Officer for a one-year term at an annual salary of $120,000, and for the grant of 50,000 stock options under the 1996 Stock Option Plan upon commencement of employment.

     Effective January 1, 1998, Mr. Baldwin's annual salary was increased to $130,000 and Mr. Flicker's annual salary was increased to $125,000.
                                         23

     The Company also entered into Indemnification Agreements with Messrs. Baldwin and Flicker, effective upon commencement of their employment, contractually obligating the Company to indemnify each of them, to the fullest extent permitted by applicable law, in connection with claims arising from their service to, and activities on behalf of, the company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        -----------------------------------------------

     Set forth below is information concerning persons known to the Company to be beneficial owners of more than 5% of the Common Stock as of March 25, 1998.

       Name and Address of    Amount and Nature of    Percentage
        Beneficial Owner      Beneficial Ownership     of Class
     ----------------------   --------------------    ----------
     The Shapiro Group            1,000,000 (1)          6.0%
     c/o Gary Shapiro
     700 S. Federal Highway
     Suite 200
     Boca Raton, FL 33432

     The Cohen Group              1,000,000 (2)          6.0%
     c/o Lawrence J. Cohen
     1325 Avenue of the Americas
     Suite 1200
     New York, NY 10019

NOTES TO TABLE
--------------

(1) As set forth in a joint schedule 13D filed with the Securities and Exchange Commission (the "Commission"), (a) the persons listed below are members of a group (the "Shapiro Group"), and said persons share dispositive power with each other and with the members of the Cohen Group (see footnote 2 to this table), as to 1,000,000 shares of the Company's Common Stock, and (b) each of the members of the Shapiro Group has sole voting power with respect to the number of shares (out of the total of 1,000,000 shares) set forth below opposite his name.

     The members of the Shapiro Group, and the number of shares as to which each of said persons has sole voting power, are as follows:














          Name of Person                      Number of Shares
          --------------                      ----------------
The SIII Associates Limited Partnership,           201,854
Third Addison Park Corporation,
and Gary L. Shapiro*

Keith B. Stein                                      68,343
Robert W. Barron                                    37,120
Adam Frieman                                        11,642
Stephen L. Gurba                                    90,712
Peter Offermann                                     11,642
Joseph Huston                                        7,761
Jan Sirota                                          11,642
Neal Polan                                          11,642
Michael Zarriello                                   11,642

     (*) The SIII Associates Limited Partnership has the sole power to vote 201,854 shares of Common Stock. Third Addison Park Corporation is the general partner of said partnership, and Gary L. Shapiro is the chief executive officer of said Corporation.

      (2) As set forth in joint Schedule 13D filed with the Commission, (a) the persons listed below are members of a group (the "Cohen Group"), and said persons share dispositive power with each other and with the members of the Shapiro Group (see footnote 1 to this table), as to 1,000,000 shares of the Company's Common Stock, and (b) each of the members of the Cohen Group has sole voting power with respect to the number of shares (out of the total of 1,000,000 shares) set forth below opposite his name.

     The members of the Cohen Group, and the number of shares as to which each of said persons has sole voting power, are as follows;

     Name of Person                          Number of Shares
     --------------                          ----------------
     Lawrence J. Cohen                            188,000
     Milton Neustadter                             38,500
     Jay Chazanoff                                121,300
     Ron Jacobs                                    94,100
     Stephen Simms                                 94,100

     B.  SECURITY OWNERSHIP OF MANAGEMENT
         --------------------------------

     The following table sets forth the beneficial ownership of Common Stock by each director, each of the executive officers named in the Summary Compensation Table set forth in Item 11(A), above, and all executive officers and directors as a group (7 persons), as of March 25, 1998.







          Name of            Amount and Nature of     Percentage
     Beneficial Owner(1)      Beneficial Ownership      of Class*
   ----------------------    --------------------     ----------
   Daniel Baldwin                    50,000(2)              **
   Alan E. Casnoff                  585,000(3)             3.5%
   Gary Flicker                      75,000(4)              **
   Myron Rosenberg                  203,854(5)             1.2%
   Frederick E. Smithline            72,550(6)              **
   Keith B. Stein                 1,000,000(7)             6.0%
   Allen Yudell                      30,000(8)              **
   All current directors
   and executive officers
   as a group (7 persons)         2,016,404(9)            11.8%

     * In each instance where a named individual is listed as the holder of a currently exercisable option, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note 9. An option is deemed to be currently exercisable if it may be exercised within 60 days.
    ** Less than 1%

(1) Messrs. Baldwin, Casnoff and Flicker are executive officers of the Company. Messrs. Rosenberg, Smithline and Yudell are the regular directors, and Mr. Stein is the special purpose director.

(2) Represents 50,000 shares which may be acquired upon the exercise of currently exercisable options.

(3) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 26,000 shares owned by a corporation, partially owned and controlled by Mr. Casnoff, and 375,000 shares which may be acquired upon the exercise of currently exercisable options.

(4) Represents 75,000 shares which may be acquired upon the exercise of currently exercisable options.

(5) Includes 4,300 shares held by Mr. Rosenberg's wife, of which 4,300 shares he disclaims beneficial ownership, and 15,000 shares which may be acquired upon the exercise of currently exercisable options.

(6) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common and 6,000 shares held by Mr. Smithline's wife, of which 6,000 shares Mr. Smithline disclaims beneficial ownership. Also includes 15,000 shares which may be acquired upon the exercise of currently exercisable options.

(7) Mr. Stein is a member of the Shapiro Group and shares dispositive power as to 1,000,000 shares with the members of said group, and with the members of the Cohen Group. Mr. Stein has sole voting power as to 68,343 of said shares.

(8) Represents 30,000 shares which may be acquired upon the exercise of currently exercisable options.

(9) Number of shares and percentage owned includes 560,000 shares which may be acquired through exercise of currently exercisable options held by certain of the named persons. Number of outstanding shares for purpose of computation of percentage of ownership by the group includes such shares.
                                         26


     C. CHANGES IN CONTROL
        ------------------

     As set forth in Item 1(C) above, in connection with the Original Loan by NPM Capital LLC ("NPM") in September 1996, the Company issued to, or for the benefit of, the members of the Shapiro Group and the Cohen Group (who are affiliates of NPM, and of NPO Management LLC), warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the 1,000,000 shares listed in the table in Item 12(A) above, represent rights to acquire up to 49% of the outstanding Common Stock on a full diluted basis. Except under certain circumstances, the Warrants are not exercisable prior to January 1, 1999 without the prior consent of the Company's Board of Directors. If and at such time as any or all of the Warrants are exercised, it is possible that a "change in control" of the Company, within the meaning of applicable rules and regulations under the Securities and Exchange Act of 1934, may be deemed to occur, depending upon the extent of exercise.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A. As described in Item 1(C) above, the Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM Capital LLC ("NPM"), under an Amended and Restated Loan Agreement dated as of March 27, 1996 (the "Original Loan Agreement") pursuant to which the Company became indebted to NPM in the original principal amount of $8,382,000; (ii) 1,000,000 shares of Common Stock (representing 6.0% of the Common Stock now outstanding) were issued to, and purchased by, the members of the Shapiro Group and the Cohen Group (see Item 12(A) above), who are affiliates of NPM and NPO; (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) warrants to purchase additional shares of Common Stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the members of the Shapiro Group and the Cohen Group; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO Management LLC ("NPO"), an affiliate of NPM, to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an Asset Servicing Agreement dated March 27, 1996.

     In March and April 1997, NPM advanced the Company an additional $200,000. These advances were not required under the Original Loan Documents. As of March 15, 1998, the amount of the Company's indebtedness to NPM was approximately $5,200,000, and the Company had accrued service fees to NPO in the amount of approximately $1,050,000 (in each case net of payments made from the inception of these arrangements through March 15, 1998).

     The members of the Shapiro Group and of the Cohen Group are affiliates of NPM and NPO, and therefore have a material interest in the transactions between the Company and NPM, and between the Company and NPO, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company and a member of the Shapiro Group, is an affiliate of NPM and NPO, and therefore has a material interest in said transactions.


     B. Alan E. Casnoff (President of the Company, and a director until September 1996) became President and the sole director of Kenbee Management, Inc. by virtue of certain voting trust agreements which were entered into because Kenbee was the Company's largest debtor, and the Company needed to obtain control of Kenbee. Mr. Casnoff acquired sole voting power over the shares of capital stock of R&M Holding, a Delaware corporation and the sole stockholder of Kenbee, pursuant to the terms of a Voting Trust Agreement dated May 15, 1991, between R&M Holding and Mr. Casnoff, as trustee. The shares subject to the Agreement are owned by Roger D. Stern and Martin Wright, each a 50% owner of the shares of capital stock of R&M Holding, and each a former officer and director of the Company. The term of the Voting Trust Agreement expires on January 1, 2000 as to 50% of the shares of capital stock owned by Mr. Stern and on February 28, 2001 as to 50% of the shares of capital stock owned by Mr. Wright.














































                                         28
                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                 Item 8
                                                              Page No.
                                                              --------

          Independent Auditors' Report                          F- 1

          Consolidated Balance Sheets -
          December 31, 1997 and 1996                            F- 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 1997                               F- 4

          Consolidated Statements of Shareholders'
          Equity (Deficiency) for each of the years
          in the three year period ended December
          31, 1997                                              F- 5

          Consolidated Statements of Cash Flows for
          each of the years in the three year period
          ended December 31, 1997                               F- 6

          Notes to Consolidated Financial Statements            F- 9

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

     (3)  INDEX OF EXHIBITS

     The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):

     3.   ARTICLES OF INCORPORATION AND BY-LAWS.

     (a) DVL's Certificate of Incorporation, filed March 28, 1977 (Incorpo-rated by reference to Exhibit 6(d) to DVL's Form S-1. Registra-tion Statement No. 2-58847 dated April 28, l977.)

     (b) DVL's Certificate of Amendment to Certificate of Incorporation, filed July 13, 1977 (Incorporated by reference to Exhibit 6(e) to Amendment No. 1. to DVL's Form S-1. Registration Statement No. 2-58847 dated August 25, l977.)

     (c) DVL's Certificate of Amendment to Certificate of Incorporation, filed August 3, 1982. (Incorporated by reference to Exhibit 3(c) to DVL's Form 10-K for the fiscal year ended December 31, 1982.)

     (d) DVL's Certificate of Amendment to Certificate of Incorporation, filed May 27, 1983. (Incorporated by reference to Exhibit 3(d) to DVL's Form 10-K for the fiscal year ended December 31, 1983.)

     (e) DVL's Certificate of Amendment to Certificate of Incorporation, filed July 24, 1987. (Incorporated by reference to Exhibit 3(e) to DVL's Form 10-K for the fiscal year ended December 31, 1987).

     (f) DVL's Certificate of Amendment to Certificate of Incorporation, filed December 20, 1993. (Incorporated by reference to DVL's Form 10-K for fiscal year ended December 31, 1993.)

     (g) DVL's Certificate of Amendment to Certificate of Incorporation, filed December 4, 1995 (Incorporated by reference to DVL's proxy statement dated October 13, 1995 - Exhibit A).

     (h) DVL's Certificate of Amendment to Certificate of Incorporation adding new Articles Fourth and Eleventh, filed September 17, 1996. (Incorporated by reference to DVL's proxy statement dated July 31, 1996 - Exhibit I.)

     (i) DVL's By-Laws, as in full force and effect at all times since March 28, l977. (Incorporated by reference to Exhibit 3(c) to DVL's Form 10-K for the fiscal year ended December 31, 1980.)

     (j) DVL's First Amendment to By-Laws dated as of January 1, 1994. (In-corporated by reference to Exhibit 3(d) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

     (k) DVL's Second Amendment to By-Laws, effective September 17, 1996 (Incorporated by reference to DVL's proxy statement dated July 31, 1996 - Exhibit J.)

    10.   MATERIAL CONTRACTS.

    10.1 Voting Trust Agreement between R&M Holding Company and Alan Casnoff dated May 15, 1991. (Incorporated by reference to Exhibit 10(a)(18) to DVL's Form 10-K for the fiscal year ended December 31, 1991.)

    10.2 Stipulation of Settlement of IN RE KENBEE LIMITED PARTNERSHIP LITIGATION dated August 12, 1992. (Incorporated by reference to
          Exhibit 10(b)(25) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.3 Stipulation of Partial Settlement and Order in IN RE DEL-VAL FINANCIAL CORPORATION SECURITIES LITIGATION Master File #MDL872. (Incorporated by reference to Exhibit 10(b)(28) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.4 Amended and Restated Loan Agreement between DVL and NPM Capital LLC, dated as of March 27, 1996. (Incorporated by reference to Exhibit 10(b)(33) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.5 Asset Servicing Agreement between DVL, PSC, Kenbee Realty and NPO Management LLC dated as of March 27, 1996. (Incorporated by reference to Exhibit 10(b)(34) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.6 Third Voting Trust Extension between R&M Holding Company and Alan Casnoff dated March 7, 1996. (Incorporated by reference to Exhibit 10(b)(35) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.7 Amended and Restated Loan Agreement between DVL, Inc and NPM Capital LLC, dated March 27, 1996 (Incorporated by reference to Proxy Statement dated July 31, 1996 - Exhibit A.)

    10.8 Amended and Restated Negotiable Promissory Note from DVL, Inc. to NPM Capital LLC (Incorporated by reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit B.)

    10.9 Asset Servicing Agreement between DVL, Inc. and NPO Management LLC (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit C.)

    10.10 Stock Purchase Agreement between DVL, Inc and NPM Capital LLC (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit D.)

    10.11 Securities Purchase Agreement between DVL, Inc. and NPM Capital LLC (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit E.)

    10.12 Common Stock Warrant issued by DVL, Inc. to NPO Holdings LLC (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit F.)

    10.13 DVL, Inc. 1996 Stock Option Plan (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit K.)

    10.14 Employment Agreement and Indemnification Agreement comprising Exhibit A thereto, between DVL and Daniel Baldwin, dated March 14, 1997 (effective as of April 7, 1997) (Incorporated by reference to Exhibit 10.1 to DVL's Form 10-Q for the quarter ended June 30,
          1997).

    10.15 Employment Agreement and Indemnification Agreement comprising Exhibit A thereto, between DVL and Gary Flicker, dated April 16, 1997 (effective as of said date) (Incorporated by reference to to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended June 30,
          1997).

    10.16 Amendment dated as a July 10, 1996, to Amended and Restated Loan Agreement dated as of March 27, 1996 between DVL, Inc. and NPM Capital LLC. (Incorporated by reference to Exhibit 10.3.1 to DVL's Form 10-Q for the quarter ended June 30, 1997.)

    10.17 Second Amendment dated as of September 27, 1996, to Amended and Restated Loan Agreement dated as of March 27, 1996 between DVL, Inc. and NPM Capital LLC. (Incorporated by reference to Exhibit 10.3.2 to DVL's Form 10-Q for the quarter ended June 30, 1997.)

    10.18 Third Amendment dated as of March 6, 1997, to Amended and Restated Loan Agreement dated as of March 27, 1996 between DVL, Inc. and NPM Capital LLC and Promissory Note dated as of March 6, 1997, com-prising Exhibit A-1 thereto. (Incorporated by reference to Exhibit
          10.3.3 to DVL's Form 10-Q for the quarter ended June 30, 1997.)

    10.19 Fourth Amendment dated as of October 20, 1997, among DVL, Blackacre Bridge Capital, LLC (the "Lender"), NPM Capital LLC and NPO Manage-ment LLC, to Amended and Restated Loan Agreement, dated as of March 27, 1997, as amended, between DVL and NPM. (Incorporated by reference to Exhibit 10.1 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

    10.20 Promissory Note dated as of October 20, 1997, in the original principal amount of $1,760,000 from DVL to Lender. (Incorporated by reference to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

    10.21 Subordination Agreement, dated as of October 20, 1997, among DVL, the Lender, NPM and NPO. (Incorporated by reference to Exhibit 10.3 to DVL's Form 10-Q for the quarter ended September 30, 1997).

   15.    SUBSIDIARIES OF DVL.

          The Company's only significant subsidiary is Professional Service Corporation (a Delaware corporation).

  *27.    FINANCIAL DATA SCHEDULE

(b)  No reports on Form 8-K were filed during the quarter ended December
     31, 1997.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: March 31, 1998             By: Alan E. Casnoff
                                     ___________________________
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----


Alan E. Casnoff
______________________
Alan E. Casnoff              President and Chief Executive    March 31, 1998
                             Officer (Principal Executive
                             Officer)

Gary Flicker
______________________
Gary Flicker                 Vice President and Chief         March 31, 1998
                             Financial Officer (Principal
                             Financial and Accounting
                             Officer)

Frederick E. Smithline
______________________
Frederick E. Smithline       Director                         March 31, 1998


Allen Yudell
______________________
Allen Yudell                 Director                         March 31, 1998


Myron Rosenberg
______________________
Myron Rosenberg              Director                         March 31, 1998

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: March 31, 1998             By: /s/ Alan E. Casnoff
                                     ___________________________
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

/s/ Alan E. Casnoff
__________________________
Alan E. Casnoff              President and Chief Executive    March 31, 1998
                             Officer (Principal Executive
                             Officer)

/s/ Gary Flicker
__________________________
Gary Flicker                 Vice President and Chief         March 31, 1998
                             Financial Officer (Principal
                             Financial and Accounting
                             Officer)

/s/ Frederick E. Smithline
__________________________
Frederick E. Smithline       Director                         March 31, 1998


/s/ Allen Yudell
__________________________
Allen Yudell                 Director                         March 31, 1998


/s/ Myron Rosenberg
__________________________
Myron Rosenberg              Director                         March 31, 1998

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------



            Consolidated Financial Statements of DVL, Inc.
           and Subsidiaries and Independent Auditors Report




                                                                  Page
                                                                  ----

Independent Auditors' Report                                      F- 1

Consolidated Balance Sheets-December 31, 1997 and 1996            F- 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 1997          F- 4

Consolidated Statements of Shareholders' Equity
 (Deficiency) for each of the years in the three year
  period ended December 31, 1997                                  F- 5

Consolidated Statements of Cash Flows for each of the
  years in the three year period ended December 31, 1997          F- 6

Notes to Consolidated Financial Statements                        F- 9

























                         RICHARD A. EISNER & COMPANY, LLP
                                575 Madison Avenue
                              New York, NY 10022-2597
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
DVL, Inc.
Bogota, New Jersey

     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

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


RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 19, 1998

                            DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                 December 31,
                                                           ----------------------
                                                              1997        1996
                           ASSETS                          ----------  ----------
                           ------
Loans receivable, including amounts maturing after one
 year - principally pledged
  Affiliates:
     Wrap-around and other mortgages due from affiliated
      partnerships (net of underlying liens of $45,306
      and $49,749, respectively)                           $ 30,815    $ 42,163
     Unearned interest                                       (8,350)    (12,325)
                                                           --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $2,711 and $5,104 of
      non-performing loans, respectively)                    22,465      29,838


  Others:
     Non-performing loans collateralized by limited
     partnership interests due from limited partners          1,690       3,066
                                                           --------    --------
  Total loans receivable                                     24,155      32,904
  Allowance for loan losses                                  10,142      12,854
                                                           --------    --------
  Net loans receivable                                       14,013      20,050

Cash (including restricted cash of $77 for 1997 and 1996)       496         355
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 for 1997 and 1996)                          142         114
Investments
  Real estate at cost - pledged (net of an allowance for
   loss of $208 for 1997 and 1996)                              289         289
  Real estate lease interests                                 1,621       1,965
  Affiliated limited partnerships (net of an allowance for
   loss of $1,246 and $1,342, respectively)                   1,461       2,221
  Other investments (net of an allowance for loss of $400
   for 1997 and 1996)                                           648         667
Other assets                                                    966         973
                                                           --------    --------
    Total assets                                           $ 19,636    $ 26,634
                                                           ========    ========



See accompanying accountants' report and notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)


                                                                 December 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Long-term debt - NPM Capital LLC                          $ 5,310     $  7,502
  Long-term debt - Other                                      2,773        6,203
  Notes payable - litigation settlement                       4,060        6,635
  Convertible subordinated debentures                             -          334
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates                                -          115
  Accounts payable and accrued liabilities                    1,918        1,942
                                                           --------     --------
     Total liabilities                                       14,061       22,731
                                                           --------     --------
Deferred credits                                                296          321
                                                           --------     --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized - 100
   shares, issued - 100 shares at December 31, 1997               1            1
  Common stock, $.01 par value authorized - 40,000,000
   shares at 1997 and 1996, issued - 16,232,450 shares
   and 15,479,450 shares at December 31, 1997 and 1996,
   respectively                                                 162          155
  Additional paid-in capital                                 95,240       95,146
  Deficit                                                   (90,124)     (91,720)
                                                           --------     --------
     Total shareholders' equity                               5,279        3,582
                                                           --------     --------
     Total liabilities and shareholders' equity            $ 19,636     $ 26,634
                                                           ========     ========











See accompanying accountants' report and notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except share data)

                                                 Year Ended December 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
Income from affiliates:
  Interest on mortgage loans               $      900  $      962  $    1,287
  Partnership management fees                     411         449         484
  Transaction and other fees from
   partnerships                                   435         561         881
  Distributions from investments                  360           -           -
  Rent income                                      59          35          30
  Other income                                      6          30          52
Income from others:
  Interest on mortgage loans                        -         109         134
  Interest on loans to limited partners
   collateralized by limited partnership
   interests                                        -          15         210
  Other interest                                    4          15          30
  Other income                                     66         260         129
                                           ----------  ----------  ----------
                                                2,241       2,436       3,237
                                           ----------  ----------  ----------
Operating expenses:
  Provision for losses                              -       1,810       2,222
  General and administrative                    1,459       1,877       2,234
  Asset Servicing Fee - NPO Management LLC        600         464           -
  Legal and professional fees                     184         195         810
Interest expense
  NPM Capital LLC                                 849         242           -
  Litigation Settlement                         1,010         993         224
  Others                                          554       1,326       3,492
Claim settlement and other litigation
 losses                                             -           -          35
                                           ----------  ----------  ----------
                                                4,656       6,907       9,017
                                           ----------  ----------  ----------
Loss before extraordinary gain                 (2,415)     (4,471)     (5,780)
Extraordinary gain on the settlements
 of indebtedness                                4,011       8,349       7,900
                                           ----------   ---------  ----------
      Net income                           $    1,596  $    3,878  $    2,120
                                           ==========  ==========  ==========

Earnings per share - basic and diluted:

    (Loss) before extraordinary gain       $     (.15) $     (.31) $     (.58)
    Extraordinary gain on the settlements
     of indebtedness                              .25         .58         .79
                                           ----------  ----------  ----------
      Net income                           $      .10  $      .27  $      .21
                                           ==========  ==========  ==========




   Weighted average shares outstanding     15,788,535  14,339,905   9,980,565
                                           ==========  ==========  ==========



See accompanying accountants' report and notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                   (in thousands except share data)

                                                           Preferred Stock      Common Stock     Additional
                                                           ---------------  --------------------   paid-in
                                                            Shares  Amount     Shares    Amount    capital   Deficit    Total
                                                           -------- ------  ----------- -------- ---------- --------- --------
Balance-January 1, 1995                                           -  $   -   8,513,200  $  8,513   $84,074   $(97,718) $(5,131)

Issuance of common stock in payment of accounts payable           -      -       5,068         5         2          -        7
Issuance of common stock to directors, employees and
 consultants                                                      -      -     725,000       725      (531)         -      194
Recapitalization of $1 par common stock for $.01 par common
 stock                                                            -      -           -    (9,150)    9,150          -        -
Issuance of common stock in connection with a settlement of
 shareholder litigation                                           -      -   4,017,582        40     1,440          -    1,480

Net income                                                                           -         -         -      2,120    2,120
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1995                                         -      -  13,260,850       133    94,135    (95,598)  (1,330)

Issuance of common stock in satisfaction of certain claims        -      -     290,000         3        46          -       49
Issuance of common stock in connection with the modification
 of the convertible subordinated debentures                       -      -     728,600         7       151          -      158
Issuance of common stock in connection with creditor settlement   -      -     200,000         2        48          -       50
Issuance of common stock in connection with the Loan from
 NPM Capital LLC                                                  -      -   1,000,000        10       190          -      200
Issuance of preferred stock in connection with the Loan
 from NPM Capital LLC                                           100      1           -         -         -          -        1
Issuance of warrants in connection with the Loan from
 NPM Capital LLC                                                  -      -           -         -       516          -      516
Issuance of compensatory stock options                            -      -           -         -        60          -       60

Net income                                                        -      -           -         -         -      3,878    3,878
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1996                                       100      1  15,479,450       155    95,146    (91,720)   3,582

Issuance of common stock in satisfaction of certain claims        -      -     550,000         6        44          -       50
Issuance of common stock in connection with the loan from
 NPM Capital LLC                                                  -      -     150,000         1        21          -       22
Issuance of common stock in connection with the loan from
 Blackacre Bridge Capital, LLC                                    -      -     325,000         3        26          -       29
Retirement of Shares of Common Stock                              -      -    (272,000)       (3)        3          -        -

Net income                                                        -      -           -         -         -      1,596    1,596
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1997                                       100  $   1  16,232,450  $    162   $95,240   $(90,124) $ 5,279
                                                            =======  =====  ==========  ========   =======   ========  =======

See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                 --------   --------   --------
Cash flows from operating activities:
  Net loss before extraordinary gain             $ (2,415)  $ (4,471)  $ (5,780)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities
    Provision for losses                                -      1,810      2,222
    Accrued interest added to indebtedness            394        885      1,711
    Cancellation of subordinated debentures             -       (133)         -
    Claim settlement losses added to accrued
     expenses                                           -          -         35
    Amortization of unearned interest on loans
     receivable                                       (57)        63        (58)
    Amortization of debt discount                     154         24          -
    Amortization of deferred charges                  217        357         84
    Stock issued for services and settlements         101          -        194
    Issuance of compensatory stock options              -         60          -
    Imputed interest on notes and debentures        1,010      1,002        888
    Amortization of deferred credits                  (25)         -          -
    Net (increase) decrease in other assets          (210)      (650)       335
    Net (decrease) in accounts payable and
     accrued liabilities                               (2)      (617)      (191)
    Net (increase) in due from affiliated
     partnerships                                     (28)         -          -
                                                 --------   --------   --------
      Net cash (used in) operating activities        (861)    (1,670)      (560)
                                                 --------   --------   --------
Cash flows from investing activities:
  Collections on loans receivable (net of
   payments on underlying loans)
    Affiliates                                      6,094      9,924      5,104
    Others                                              -      2,144        393
  Net reductions in real estate lease interests       344        335        257
  Net collections on amounts due from affiliated
   partnerships                                         -          -         94
  Distributions received on affiliated limited
   partnership interests and other investments        779        280        562
                                                 --------   --------   --------
      Net cash provided by investing activities  $  7,217   $ 12,683   $  6,410
                                                 --------   --------   --------

                                      (continued)




See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1997       1996       1995
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from new borrowings                   $  3,522   $  4,749   $  1,060
  Repayment of indebtedness                        (8,610)   (16,412)    (6,986)
  Payments related to debt tender offer              (678)         -          -
  Proceeds from the issuance of common and
   preferred stock                                      -        201          -
  Payments on guaranteed indebtedness                (115)      (238)      (232)
  Payments on subordinated debentures                (334)         -          -
                                                 --------   --------   --------

     Net cash (used in) financing activities       (6,215)   (11,700)    (6,158)
                                                 --------   --------   --------

Net increase (decrease) in cash                       141       (687)      (308)
Cash, beginning of year                               355      1,042      1,350
                                                 --------   --------   --------

Cash, end of year                                $    496   $    355   $  1,042
                                                 ========   ========   ========

Supplemental disclosure of cash flow
 information:
  Cash paid during the year for interest,
   excluding amounts paid on underlying
   loans                                         $    571   $  1,111   $  1,151
                                                 ========   ========   ========


                                      (continued)














See accompanying accountants' report and notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   1997      1996      1995
                                                 -------   -------   -------

Supplemental disclosure of non-cash investing and financing activities:

  Net loans and other assets transferred to
   settle indebtedness and satisfy loan
   guarantees                                    $     -   $   250   $ 3,115
                                                 =======   =======   =======
  Deferred credit recognized in connection
   with creditor settlements                     $     -   $     -   $ 1,075
                                                 =======   =======   =======
  Net reduction in indebtedness pursuant
   to creditor settlements                       $ 1,104   $ 8,374   $ 6,825
                                                 =======   =======   =======
  Net reduction of Notes Payable - Debt
   Tender Offer                                  $ 2,907   $     -   $     -
                                                 =======   =======   =======
  Reduction in accrued liabilities upon
   issuance of Common Stock                      $    22   $   257   $ 1,487
                                                 =======   =======   =======
  Investments in affiliated partnerships
   transferred to settle litigation claims       $     -   $   108   $     -
                                                 =======   =======   =======
  Common stock issued in connection with a
   creditor settlement                           $    50   $    50   $     -
                                                 =======   =======   =======
  Increase in other assets upon issuance
   of common stock                               $     -   $    46   $     -
                                                 =======   =======   =======














See accompanying accountants' report and notes to consolidated financial statements.

                        DVL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL") is a Delaware corporation headquartered in Bogota, New Jersey. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of commercial mortgage loans due from affiliated partnerships, loans due from limited partners collateralized by their interests in affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL's sole active subsidiary is Professional Service Corporation ("PSC"). DVL has two inactive subsidiaries; Del- Val Capital Corp. (DVCC) and RH Interests Inc. (RH). DVL acquired RH from Kenbee Management, Inc. ("Kenbee"), DVL's former manager, on January 1, 1994 (Note 3). RH held interests in several real estate development projects. The accounts of DVCC, RH and PSC have been consolidated in these financial statements. All material intercompany transactions and accounts are eliminated in consolidation. DVCC was organized in 1989 to acquire, make and service full recourse loans due from unaffiliated borrowers collateralized by consumer receivables. PSC was organized in 1991 and holds certain master lease positions acquired by DVL through a creditor settlement (Note 5).

     Kenbee was DVL's largest debtor and served as DVL's manager through October, 1990. DVL's management assumed operational control of Kenbee during 1991 and all of Kenbee's remaining unencumbered assets were transferred to DVL in 1992. DVL replaced Kenbee as the general partner of certain limited partnerships, which are treated as affiliates in these financial statements. DVL has operational control over the limited partnerships; however, significant transactions are subject to limited partner approval.

b. EFFECT OF ADOPTED AND NEW PRONOUNCEMENTS

     The Company adopted SFAS No. 128 "Earnings Per Share" in the period ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted income per share. The impact on the per share amounts previously reported was not significant.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company believes that the above pronouncements will not have a significant effect on the information presented in the financial statements.

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

f. DEFERRED CHARGES: Deferred charges applicable to debt financing are amortized using the effective interest rate method.

g. INCOME RECOGNITION: Interest income is not recognized on the non-performing portion of DVL's loan portfolio. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on DVL's restructured mortgage loan portfolio is recognized using an imputed interest rate based upon the anticipated future cash flow and yield to maturity (Note 3). Gains on sales of real estate to affiliates are recognized in income generally under the installment method, whereby the gain on the portion of the sales price which is not received in cash is deferred at the time of sale and recognized proportionately as cash is subsequently collected. Any cash received on the collection of the note or debenture obtained from the sale of FMF, subsequent to March 30, 1995, has been recognized into income when received.

h. FEDERAL INCOME TAXES: DVCC, PSC and RH are included in DVL's consolidated federal income tax return. DVL revoked its election to be taxed as a real estate investment trust ("REIT") under Sections 856-860 of the Internal Revenue Code ("Code"), effective January 1, 1994.

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

     At December 31, 1997, DVL had net operating loss carryforwards for income tax purposes of approximately $60 million available to offset future taxable income, if any, expiring through 2012, with approximately $55 million expiring through 2007. Temporary differences arise from differences between financial reporting and income tax reporting relating primarily to provisions for loan and other losses and remaining notes outstanding of the notes payable pursuant to the shareholder litigation settlement, which are currently not deductible for income tax purposes. DVL's deferred tax asset of approximately $31 million, which is comprised of the tax benefit of net operating loss carryforwards of approximately $24 million and temporary differences represented primarily by non-deductible loan reserves and the issuance of the notes payable pursuant to the shareholder litigation is fully reserved for due to the uncertainty of
realizing taxable income in the future (Notes 2 and 11).   DVL's total deferred
tax asset decreased by approximately $2,000,000 in 1997 from 1996. DVL believes that its ability to utilize its tax loss carryforward will not be adversely affected by the issuance of stock, stock options and warrants, pursuant to existing agreements with various lenders and with its shareholders, nor the issuance of convertible debentures.

2.   Basis of Presentation and Financial Condition

     The accompanying financial statements were prepared on a going concern basis, which assumes that the realization of assets and repayment of liabilities will be in the normal course of business.

      During 1997, DVL continued to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is currently used to pay liens senior to DVL's, and any excess is used to fund principal and interest payments on the NPM Loan (as herein after defined), based on the collateral interest of NPM Capital LLC in the mortgages (Note 6), and to pay certain other creditors. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its operating cash flow deficiency. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies or future mandatory debt repayments.

   In 1996, DVL entered into a loan agreement with a new lender that considerably extends DVL's mandatory debt repayments (Note 6). In December 1995, DVL reached an agreement with its final unsettled creditor (Note 6). That settlement resulted in an extraordinary gain on the settlement of indebtedness of $7.4 million and $6 million in 1996 and 1995, respectively.

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

     In the aggregate, DVL issued notes with a face value of $10,386,851. Commencing January 1994, interest on the initial $9 million of notes was imputed based upon DVL's carrying costs of such notes resulting in an effective interest rate of approximately 19%. Beginning October 1, 1995, interest on all of the notes is being imputed based upon an effective interest rate of approximately 16.325%. The settlement resulted in a loss of $6.4 million which was fully provided for in 1992. See Debt Tender Offer (Note 7).

     In November 1992, DVL, Kenbee and the limited partners of certain affiliated partnerships reached a settlement in the limited partnership class action litigation ("Limited Partner Settlement") and, concurrently with this settlement, DVL reached settlements with a number of its creditors providing for the restructuring of a substantial portion of DVL's defaulted indebtedness and loan guarantees. The Limited Partner Settlement and the related settlements with DVL's creditors, resulted in a) the reaffirmation and the restructuring of the terms of certain of DVL's mortgage loans receivable from affiliated partnerships and similar such partnership mortgages collateralizing DVL's loans due from affiliates, including reductions in payment amounts and interest rates, as well as discounts on the payoff of such loans prior to maturity, b) the replacement of DVL's loans to affiliates collateralized by partnership mortgage loans with the restructured mortgage loans due directly from the partnerships,
c) the cancellation of certain of DVL's interim mortgage loans receivable due from affiliated partnerships and a related reduction to DVL's indebtedness through the transfer of substitute assets to certain creditors, d) a restructuring of the payment terms on DVL's indebtedness to other creditors, e) the elimination of DVL's and Kenbee's contingent liabilities to certain partnerships, f) the elimination of certain obligations between Kenbee or DVL and the partnerships, g) the ratification of the validity and enforceability of loans to limited partners collateralized by limited partnership interests, h) the transfer to DVL of the management of the affiliated partnerships as the general partner (Note 3) and i) the establishment of an independent oversight committee to monitor the management of the affiliated partnerships. In addition, the Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of its cash flow received from affiliated partnership mortgages and other loans receivable from affiliated partnerships, as well as a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 to 2012. Although the Limited Partner Settlement resulted in the reclassification of a substantial portion of DVL's mortgage loan portfolio from non-performing to performing, this reclassification has not resulted, nor is it expected to result in significant income or cash flow on the majority of the restructured mortgages until liens senior to DVL's are fully repaid, as the mortgage debt service is currently used to pay liens senior to DVL's.

     DVL's ability to continue as a going concern is dependent upon (1) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and mandatory debt payments, (2) the realization of the estimated value of its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis, (3) the return to profitable operations and (4) availability of additional borrowings. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     DVL has implemented significant measures to reduce its operating expenses. However, in order to enable DVL to continue to meet its short term operating needs, DVL intends to continue to augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or borrowings.

3.   Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions previously arranged by Kenbee in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an affiliated partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated partnerships; interim second mortgage loans due from affiliated partnerships;
a loan due from an unaffiliated party; and loans due from limited partners collateralized by their interests in affiliated partnerships ("Partners' Notes") and are principally pledged to collateralize DVL's indebtedness to NPM (Note 6). DVL's mortgage portfolio includes 35 loans with a net carrying value of $16,266,000 which are due from affiliated partnerships that own properties leased to Wal- Mart Stores, Inc.

     As a result of the Limited Partner Settlement and other settlements, the validity of all of DVL's mortgage portfolio was reaffirmed and virtually all of DVL's loans to Kenbee collateralized by loans due from affiliated partnerships were replaced by the restructured mortgage loans due directly from the partnerships. In many cases, the restructuring of the partnership mortgages called for a reduction in payment terms and interest rates, in order to attempt to assure that the partnerships' restructured mortgages are serviced on a current basis from the base rents generated by the properties, and, in all cases, mandatory discounts on the payoffs of the loans prior to maturity. The Limited Partner Settlement also ratified the validity and enforceability of the Partners' Notes and resulted in the replacement of certain loans due from Kenbee collateralized by Partners' Notes with the loans receivable directly from the limited partners (Note 2).

     In 1997, DVL refinanced five mortgages which generated approximately $957,000 in excess of the underlying mortgage loans. The excess funds were used to pay the expenses of the refinancings and repay the NPM Loan (see note 6(i)), as required by the NPM loan agreement. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably.

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from affiliated partnerships which bore interest at effective rates of up to 15% per annum, aggregating $1,623,000 and $1,466,000 at December 31, 1997 and 1996, respectively, and mature through 2027. The effect of the modification on these mortgages on DVL's interest income for 1997 was not material.

     In addition, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. These loans, at the time of the restructuring, bore interest at 3% over DVL's average interest rate for short-term borrowings and matured through 1996. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2031. As of December 31, 1997, the modified loans due directly from the partnerships aggregated $15,294,000 net of underlying mortgages of $36,028,000. Management currently does not anticipate realizing a material amount of interest income over the remaining terms of these modified loans. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $4,400,000 in 1997 and $5,000,000 in 1996 and 1995.

     Pursuant to certain settlement agreements, DVL replaced certain mortgage loans and loans collateralized by limited partnership interests due from affiliates with similar loans due from unaffiliated parties in 1992.

     DVL's mortgage and other loans due from affiliated partnerships, an unaffiliated entity and limited partners are as follows:

                                                                   1997                                   1996
                                                 ------------------------------------   ----------------------------------------
                                                                  Accrued                                   Accrued
                                                                  Interest  Allowance                       Interest   Allowance
                                                 Number           Included  For Loan    Number              Included   For Loan
(dollar amounts in thousands)                      of     Loan    In Loan    Losses       of      Loan      In Loan     Losses
Mortgage Loans Due From Affiliated Partnerships  Loans   Balance  Balance   (Note 4)    Loans    Balance    Balance    (Note 4)
-----------------------------------------------  ------ --------  --------  ---------   ------  --------    --------   ---------
Long-term wrap-around mortgage loans (net of
  underlying loans) ranging from $208 to
  $3,140 in 1997 and from $110 to $3,138 in
  1996, maturing at various dates through
  August 2027 (a)                                  10   $ 10,676  $ 204     $ 1,352       13    $ 13,867    $ 215      $ 2,531

Other long-term mortgage loans ranging from
  $909 to $1,454 in 1997 and from $179 to
  $2,476 in 1996, maturing at various dates
  through December 2029 (b)                         4      4,845      7         219        8       9,013        7          219

Long-term wrap-around and other mortgage
  loans (net of underlying loans) acquired
  from Kenbee pursuant to the Limited
  Partner Settlement ranging from $2 to
  $1,845 in 1997 and from $2 to $1,844
  in 1996, maturing at various dates through
  June 2031 (c)                                    32     15,294      -       7,231       34      18,242        -        7,354

Interim second mortgage loans ranging from
  $56 to $1,108 in 1995, maturing on demand
  at December 1996 (d)                              -          -      -           -        1       1,041        -          515
                                                  ---   --------  -----     -------      ---    --------   ------      -------
Total mortgage loans                               46     30,815    211       8,802       56      42,163      222       10,619

Loans Collateralized By Limited Partnership Interests
-----------------------------------------------------
Loans ranging from $2 to $336 in 1997 and
  1996, maturing at various dates through
  December 1995 (e)                                82      1,690      -       1,340      139       3,066        -        2,235
                                                  ---   --------  -----     -------      ---    --------   ------      -------
Total loans receivable                            128     32,505  $ 211     $10,142      195      45,229   $  222      $12,854
Less unearned interest on partnership mortgage    ===             =====     =======      ===               ======      =======
  loans                                                    8,350                                  12,325
                                                        --------                                --------
Net loans receivable                                    $ 24,155                                $ 32,904
                                                        ========                                ========






                                                                      F-14
     (a) DVL previously funded certain wrap-around mortgages due from affiliated partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through August 2027, bear interest at effective rates of up to 15% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are reflected net of underlying mortgage loans of $9,278,000 in 1997 and $10,947,000 in 1996, which bear interest at rates ranging from 7.5% to 13.125%, are payable to unaffiliated lenders in monthly installments, mature on various dates through August 2011 and are collateralized by liens senior to DVL's
liens.   See Note 6 for the five year maturities of such underlying loans.
These wrap- around loans include two non-performing loans with a net investment aggregating $1,682,000 at December 31, 1997 and three non- performing loans with a net investment aggregating $2,944,000 at December 31, 1996.

     (b) DVL's other long-term mortgage loans to affiliated partnerships mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. One loan of $1,029,000 in 1997 and two loans aggregating $1,201,000 in 1996 arose from DVL's sales of real estate prior to 1980 to Kenbee and affiliated partnerships in which Kenbee was a general partner.

     (c) DVL acquired long-term wrap-around and other mortgage loans to affiliated partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223,000 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5%, interest, if any, will be imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL subordinated its second mortgage position on sixteen of these loans as part of a refinancing in 1994. The wrap-around loans are reflected net of senior liens of $36,028,000 in 1997 and $38,802,000 in 1996, which bear interest at rates ranging from 7.5% to 14%, are payable to unaffiliated lenders on a zero coupon basis and in monthly installments, mature on various dates through January 2012 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages is also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

     (d) An interim second mortgage loan to an affiliated partnership generally was equal to the difference between the partnership's purchase price for its property and the amount of a first mortgage provided by an unaffiliated lender. As a result of the creditor settlement referred to in Note 6(d), DVL's interest in the second mortgage has terminated.

     (e) DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. All such partner loans matured at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at a variable rates up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, subject to additional interest charges payable upon the maturity of the loan, based on variable interest rates, which are further subject to minimum and maximum levels. All of these loans were non-performing at December 31, 1997 and December 31, 1996.

     DVL's commercial mortgage loans, exclusive of its wrap-around mortgages, are collateralized by four first mortgages aggregating $4,845,000 at December 31, 1997 and by seven first mortgages aggregating $7,918,000 and three second mortgages aggregating $2,566,000 at December 31, 1996. The commercial mortgage loans have prior first or second mortgage liens, principally on a nonrecourse basis, of approximately $0 and $3,500,000 at December 31, 1997 and 1996, respectively. The principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $97,000 in 1998, $103,000 in 1999, $111,000 in 2000, $117,000 in 2001 and
$122,000 in 2002. All such commercial mortgage loans and the wrap-around mortgages are collateralized by liens on commercial and industrial properties located in various states.

Activity on all collateralized loans is as follows:

                                            1997       1996       1995
                                          --------   --------   --------
                                                   (in thousands)
Balance, beginning of year                $ 45,229   $ 59,703   $ 74,840
Collections on loans to affiliates          (6,094)    (9,924)    (5,104)
Collections on loans to others                   -     (2,144)      (393)
Loans transferred to satisfy indebtedness
 and guarantees                                  -       (250)    (3,110)
Loans reduced in connection with
 acquisition of the assets collateralizing
 such loans                                      -        (19)       (50)
Unearned interest offset against loans
 satisfied, sold and written off            (3,918)    (1,528)    (3,559)
Loans written-off and written down          (2,712)      (620)    (2,885)
Other                                            -         11        (36)
                                          --------   --------   --------
Balance, end of year                      $ 32,505   $ 45,229   $ 59,703
                                          ========   ========   ========

Unearned interest activity is as follows:

                                            1997       1996       1995
                                          --------   --------   --------
                                                   (in thousands)
Balance, beginning of year                $ 12,325   $ 14,411   $ 18,028
Amortization to income                         (57)        63        (58)
Decrease in connection with the
 satisfaction or write-off of loans         (3,918)    (1,528)    (3,559)
Decrease in connection with
 restructuring of mortgage loans                 -       (621)         -
                                          --------   --------   --------
Balance, end of year                      $  8,350   $ 12,325   $ 14,411
                                          ========   ========   ========

4.   Allowance for Losses and Other Reserves

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

     The allowance for losses on DVL's mortgage loan portfolio was calculated by first comparing the appraised value of the property collateralizing a mortgage loan, net of liens senior to DVL's liens, to DVL's net investment in the mortgage loan. For those mortgages which were modified, further losses were provided for by then comparing DVL's net investment in the mortgage loan, less any allowance necessary based upon the appraised value of the property, to the anticipated cash flow to be generated by the terms of the mortgage or the amount anticipated to be received through the liquidation of the mortgage. The partnership properties were valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes that, generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalued the property as it reasonably believed appropriate. The value of the partnership properties which are subject to percentage rents was based upon internally generated appraisals. Such appraisals valued the future percentage rents utilizing assumed sales growth percentages of up to 6% annually, based upon each individual store's recent sales history through January 31, 1993. Such appraisals were updated if there were any significant changes in the status of the existing tenancy. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures. In addition, management provided for a reserve on certain of its mortgages and partnership investments (Note 6) for anticipated losses to be realized as certain of such assets are liquidated to meet DVL's mandatory repayment obligations (Note 6) and its operating cash flow deficiency.

     Based upon the ratification of the enforceability and validity of DVL's portfolio of Partners' Notes by the Limited Partner Settlement and the payment experience on such notes, management re-evaluated each note in its portfolio for specific loss reserves. As of December 31, 1997 and 1996, the notes deemed uncollectible were provided for assuming an estimated residual value of the related partnership investment of approximately 14% of the original investment, which reflects management's estimate of the investment's net realizable value.

Allowance for loan loss activity is as follows:

                                                 1997         1996
                                               --------     --------
                                                    (in thousands)
Balance, beginning of year                     $ 12,854     $ 12,225
Net provision for loan losses                         -        1,249
Loans written-off and written-down               (2,712)        (620)
                                               --------     --------
Balance, end of year                           $ 10,142     $ 12,854
                                               ========     ========

     Management provided for losses of $35,000 in 1995, in connection with certain litigation and the settlements of claims against it and Kenbee originating from Kenbee's indebtedness to certain creditors.

     DVL sold First Mechanics Finance Company ("FMF") in December 1994 for $837,000 of which $825,000 was financed by DVL with a secured promissory note and subordinated debenture. DVL incurred a $1,181,000 (including $353,000 of overhead allocated by DVL to FMF) loss on its temporary investment in FMF which represents the start-up and operating costs funded by DVL, less the cash received through March 30, 1995 from the sale of FMF. The loss provision included a full reserve for the remaining payments due under the note and debenture as their collectibility was uncertain and DVL had placed no value on the note or debenture. DVL received $290,000 from the sale of FMF from March 31, 1995 through December 31, 1996 which has been recorded as income and the remaining balance due was canceled in 1996. In December 1995, DVL agreed to issue 250,000 shares of common stock in January 1996 to the prior president of FMF in consideration of an assignment of loans to FMF of approximately $112,000 and his release of all potential claims against DVL. The value of such stock ($31,000) has been offset against the income received from FMF.

5.   Investments

     Real Estate
     -----------

     At December 31, 1997, DVL's remaining real estate, which is principally pledged to collateralize indebtedness to NPM (Note 6), is leased to two affiliated partnerships under long-term leases at aggregate annual rents of approximately $37,000. At December 31, 1995, one of such leases was in default and DVL provided for a loss of $208,000 based upon the current value of the property. No additional provision was made at December 31, 1996 or 1997. During 1993, DVL reached an agreement with one of its creditors under which DVL assigned its interest in three of its land leases and the related building improvements to affiliated partnerships. The carrying value of the transferred real estate assets aggregated $1,274,000. As part of the agreement, PSC acquired the master lease positions for these properties, which were pledged to the creditor as additional collateral. Information for DVL's remaining properties is as follows:

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
  Encumbrances                              (a)           N/A


(a)  Pledged to collateralize indebtedness to a financial institution (Note
     6).


     Affiliated Limited Partnerships
     -------------------------------

     DVL acquired various interests in affiliated partnerships pursuant to the terms of certain settlement agreements. Management originally valued all of these investments at 33% of the original investment amount, the expected recovery for such investments, except for interests acquired in one partnership with an original investment aggregating $2,450,000 which were assigned to one of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property. In 1994 and 1996, management provided for a general reserve on these investments to bring the net carrying value down to 25.2% and 14.5%, respectively, of the original investment amount, exclusive of the $2,450,000 discussed above, due to potential anticipated losses upon liquidation of these investments (Notes 2, 3, 4, and 6). During 1997, DVL recorded income of $360,000 from distributions received from these investments, including $270,000 of excess proceeds over the net carrying value on the one partnership investment, discussed above, carried at 40%.

The activity on DVL's investments in affiliated partnerships is as follows:

                                                      1997       1996
                                                     ------     ------
                                                       (in thousands)
Balance, beginning of year                           $2,221     $3,310
Various interests acquired through
 purchases and defaulted partner notes                  261         44
Distributions received                               (1,345)      (250)
Income from distributions                               360          -
Write-offs and reserves                                 (36)      (883)
                                                      -----     ------
Balance, end of year                                 $1,461     $2,221
                                                     ======     ======

     At December 31, 1997, all DVL's investments in affiliated partnerships are pledged to collateralize indebtedness (Note 6).

     Other Investments
     -----------------

     In connection with a 1993 litigation settlement with three related partnerships that opted out of the Limited Partner Settlement, DVL received majority limited partnership interests in three new partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three partnerships which opted out. These investments were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans (Notes 3(c) and 4). Management has reserved a total of $400,000 as of December 31, 1997 primarily resulting from a decrease in the value of the underlying collateral of one of the three partnership mortgage loans. As distributions are received or the investments are disposed of, the carrying value is reduced. No income will be recognized until the anticipated cash flow exceeds the carrying value.

6.   Long-Term Debt and Loans Payable Underlying Wrap-around Mortgages

     DVL's long-term debt is comprised of the following loans payable to unaffiliated lenders:

                                                      1997      1996
                                                     -------   -------
                                                       (in thousands)
Restructured and other long-terms loans:
  Restructured indebtedness bearing interest
   at variable rates of 1/2% to 1% over prime,
   subject to minimum and maximum rates,
   collateralized by commercial mortgages and
   real estate, maturing through January 1999 (c)    $     -   $     -
  Restructured indebtedness bearing interest at
   varying fixed rates of up to 7% for one loan
   and variable rates based upon prime for the
   other loan, collateralized by Partners' Notes,
   commercial mortgages and real estate interests
   maturing through May 1999 (c)                           -         -
  Non-interest bearing restructured indebtedness,
   collateralized by commercial mortgages and
   limited partnership interests, satisfied in
   1997 (d)                                                -     2,246
  9% to 13 3/4% fixed rate mortgages satisfied
   in 1997 (e)                                             -     2,150
  8% over prime rate loan collateralized by
   commercial mortgages, matured in September
   1997 (f)                                                -       221
  Loan collateralized by investments in limited
   partnerships currently bearing interest at 10%,
   maturing in May 1998                                  226       226
  Indebtedness restructured in 1995 collateralized
   by commercial mortgages maturing in 2001 (b)        1,010     1,360
  Non interest bearing restructured indebtedness
   payable in quarterly installments through
   June 1997 (a)                                           -         -
  New Loan collateralized by commercial mortgages
   currently bearing interest at 12% per annum,
   maturing February 27, 2000 (e) (g)                    727         -
  New Loan collateralized by commercial mortgages
   and real estate bearing interest at 12% per
   annum, maturing October 2002 (h)                      810         -
                                                     -------   -------
                                                       2,773     6,203
                                                     -------   -------
  Loan indebtedness due NPM bearing interest at
   10.25% maturing in September 2002, collater-
   alized by commercial mortgages and real estate
   (net of debt discounts of $338,667) (i)             5,310     7,502
                                                     -------   -------
   Total long-term                                   $ 8,083   $13,705
                                                     =======   =======

     (a) In December 1995, DVL reached a settlement with its final unsettled creditor and recognized a gain on the settlement of indebtedness of approximately $6.1 million in 1995. Such debt had been undercollateralized and the settlement eliminated such undercollateralization. The restructured indebtedness required a $400,000 payment at closing and required five quarterly payments totaling $600,000. All of the payments have been made, and DVL recognized gains of $7,400,000 and $6,000,000 in 1996 and 1995, respectively.

                                        F-21
   (b) During 1995, DVL reduced the portion of its indebtedness which was in default for non-payment of scheduled interest and/or principal by approximately $3.6 million. This reduction resulted from the restructuring of the principal balance, payment terms and interest rate with one creditor. The restructuring agreement was signed in the first quarter of 1995 and closed in the second quarter of 1995. Such restructuring resulted in a gain on the settlement of indebtedness of approximately $1.81 million in the first quarter of 1995.

   (c) DVL obtained extensions from two creditors to whom DVL failed to meet various mandatory repayment requirements since December 31, 1994. These loans were repaid from the September 1996 refinancing.

    (d) During 1997, DVL repaid this creditor $1,037,335 in cash and transferred certain mortgage and property interests affecting property owned by certain affiliated limited partnerships, in exchange for full satisfaction of its long-term debt obligation to this creditor. This transaction resulted in an extraordinary gain of approximately $650,000 in the second quarter of 1997. The source of the cash payment was the sale of a partnership property in which DVL held a 55% limited partnership interest.

    (e) During 1997, DVL repaid this creditor $1,474,000 in full satisfaction of a loan which had a current principal balance due of $1,901,000. This repayment resulted in an extraordinary gain of approximately $406,000 in the first quarter of 1997. The payment was made by refinancing the asset held by the creditor as collateral with a new unaffiliated lender in the principal sum of $2,000,000(g).

    (f) During 1997, this debt obligation was repaid in full.

    (g) This new loan requires monthly payments of principal and interest equal to cash flow, as defined, from the loan's collateral (e). Interest on the outstanding balance of the loan shall accrue at 12% per annum. The principal amount of the loan, and all accrued interest, is due February 27, 2000. The loan may be prepaid prior to maturity, with certain prepayment penalties. From the proceeds, DVL remitted approximately $406,000 to NPM to repay the NPM Loan, as required by the NPM loan agreement. During 1997, one of the properties that is collateral for this loan was sold, and the principal amount was partially repaid.

    (h) See Debt Tender Offer (Note 7) for description of financing agreement with Blackacre Bridge Capital, LLC.

    (i) To better enable DVL to resolve its liquidity problems and to meet its certain mandatory repayment requirements, on September 27, 1996, DVL and NPM Capital, LLC ("NPM") closed a loan transaction under a certain Loan Agreement dated March 27, 1996 (the "Original Loan Agreement"), pursuant to which NPM purchased three loans from three creditors, and agreed to make principal installment payments of up to $600,000 on DVL's obligation to two additional creditors (the "Original Loan"). NPM has fulfilled this additional funding obligation. The three purchased loans represented an aggregate outstanding balance of $7,501,000. Two of the five loans had negotiated discounts of $2,773,000. The actual amount loaned by NPM at the closing, which included the balances due to the above mentioned creditors, less the realized discount, plus NPM's costs, equaled $5,232,000. Included in the loan balance were NPM's costs (in excess of $175,000) incurred in connection with this transaction, such excess totaled approximately $503,000. In consideration of NPM's loan enabling DVL to avail itself of discounts to existing lenders, and for providing DVL with the extended payment schedule, the principal amount of the loan was increased by $3,150,000. All such funds advanced at the closing were consolidated into a single note with NPM in the amount of $8,382,000. For financial reporting purposes, DVL recognized an extraordinary loss of $880,000 on this transaction in 1996.

     In March and April 1997, NPM advanced DVL an aggregate of $200,000 (the "Additional Advances"). These advances, which were not required under the Original Loan Agreement, bear interest at 15% per annum and will be paid pari passu with said loan. The Original Loan and the Additional Advances are referred to in the aggregate herein as the "NPM Loan".

     Under the terms of the NPM Loan, the principal balance is payable over six years with interest at the rate of 10.25%. DVL is required to make certain mandatory payments towards the principal balance over the term of the loan. The first such payment (when combined with all prior principal reductions) must be sufficient to reduce the principal balance of the NPM Loan by 15%, and is due by March 31, 1998. The next such payment, which must be sufficient to cause cumulative principal reductions to aggregate 33% of the principal balance, is due by December 31, 1998. DVL's principal payments to date have exceeded these requirements; from September 27, 1996 through March 15, 1998, DVL made principal payments from the liquidation of collateral, refinancing activities and other sources totaling $4,025,000 which represents approximately 44% of the original principal balance, plus additional funds advanced. DVL is required to pay NPM 100% of the cash flow generated from certain of NPM's collateral, but in no event less than accrued interest at a rate of 5% per annum.

     The internal rate of return to NPM on the NPM Loan, as currently computed, is approximately 34%. The effective interest rate to DVL for financial reporting purposes, as currently computed, including DVL's costs associated with the Loan and the value of the Warrants (described below) is 15%. These rates are based on payments made through March 15, 1998, and assume that remaining payments will be made according to the original payment terms of the Loan. In the event of prepayment, or of delays in payment or additional fundings under the Loan, the internal rate of return and the effective interest rate will increase or decrease, respectively.

     In connection with the transactions contemplated by the Original Loan Agreement in March 1996, DVL and NPO Management LLC ("NPO") (an affiliate of
NPM) entered into an Asset Servicing Agreement, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1999) over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the first two years and to defer reduced amounts during the third year. DVL had accrued service fees of $925,000 as of December 31, 1997. NPO has waived any Event of Default which may exist under the Asset Servicing Agreement during the period through December 31, 1998, based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997, and may continue to do so. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 1998.

     In connection with the Original Loan, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock for $200,000. The Base Shares currently represent approximately 6% of the outstanding common stock of DVL.
An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the Base Shares, represent rights to acquire up to 49% of the outstanding Common Stock of DVL on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions. The Warrants expire on December 31, 2007. Except under certain circumstances, they are not exercisable prior to January 1, 1999 without the prior consent of the Board of Directors of the Company. The limitations on exercise are intended primarily to help preserve the utilization of DVL's carry forwards of net operating losses and credits for federal income tax purposes. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method.

     During 1997, 1996 and 1995, DVL's settlement and restructuring agreements with certain creditors resulted in net extraordinary gains on the restructuring of indebtedness of $4,011,000, $8,349,000 and $7,900,000, respectively.

     The aggregate amount of restructured and other long-term debt and loans payable underlying wrap-around mortgages (Note 4) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)
        1998                              $   866           $ 2,802
        1999                                1,671             2,276
        2000                                2,371             2,513
        2001                                1,084             2,780
        2002                                2,091             3,065
     Thereafter                                 -            31,870
                                          -------           -------
                                          $ 8,083           $45,306
                                          =======           =======

     DVL's weighted average short-term borrowing rate for the years ended December 31, 1996 and 1995 were 16.4% and 9.7%, respectively. After February 1996, DVL had no further short-term borrowings.

     7.  Debt Tender Offer

     From October 27, 1997 through February 27, 1998(the "Expiration Date"), the Company conducted a cash tender offer (the "Offer") for its 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes") at a price of $.12 per $1.00 principal amount of Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a shareholder class action. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the Offer ($5,818,540 through December 31, 1997, and an additional $405,850 through the Expiration Date). An additional $392,892 principal amount ($322,796 through December 31, 1997, and $70,086 thereafter), representing 15% of the Notes tendered in excess of $3,998,000, were purchased by the Lender (see below) based on the Lender's commitment to participate in the Offer to that extent. A total of $6,166,381 principal amount of Notes remained outstanding as of December 31, 1997, and $5,760,531 are currently outstanding after taking into account all tenders through the Expiration Date. The outstanding Notes include


                                        F-24
those purchased by the Lender. The amounts stated for purchases after December 31, 1997, and for the Notes currently outstanding, are subject to minor adjustments based on final reconciliation of data between the depository agent and the transfer agent for the Offer.

     The Company has the option to redeem the outstanding Notes at any time after January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon, and not any cash. Because the applicable market value will be determined in the future, it is not possible to ascertain currently the precise number of shares that would be issued in redemption of the Notes. The Company's present intention is to exercise its redemption option.

     The Offer effected a reduction in the Company's long-term debt and resulted in an extraordinary gain for the year ended December 31, 1997 of $2,906,000, after costs of $211,000. Furthermore, the Offer reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect is still significant.

     DVL entered into a financing arrangement with Blackacre Bridge Capital, LLC, an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000 (the amount actually borrowed being referred to herein as the "BC Loan"), to fund the purchase of Notes, and to pay related costs and expenses.
A total of $810,000 had been borrowed as of December 31, 1997, and an additional $250,000 had been borrowed subsequently through March 31, 1998. The financing arrangement was implemented pursuant to an agreement dated as of October 20, 1997 (the "Fourth Amendment") among DVL, the Lender, and the NPM Parties (as defined below), which amends the Amended and Restated Loan Agreement dated as of March 27, 1996, as amended, between DVL and NPM Capital LLC (as amended by the Fourth Amendment, the "Amended Loan Agreement").

     Pursuant to the Fourth Amendment, DVL's obligations under the BC Loan are secured by all of the assets of DVL currently pledged to NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") under the Amended Loan Agreement and the other documents executed in connection therewith (NPM and NPO are collectively referred to as the "NPM Parties"). The BC Loan is senior to all indebtedness of DVL other than indebtedness owing to the NPM Parties and, with respect to individual assets, the related secured lender. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to DVL for financial reporting purposes, including DVL's costs associated with the BC Loan, and the value of the 653,000 shares issued to the Lender (see below), is approximately 15%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until DVL satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to DVL from the mortgage collateral held as security for the BC Loan.

     As further consideration for the Lender's providing DVL with the BC Loan, DVL (i) upon the execution of the Fourth Amendment issued to the Lender 325,000 shares of Common Stock and (ii) issued to the Lender, at the expiration date of the Offer, 328,000 additional shares of Common Stock, based on a formula contained in the Fourth Amendment. For the year ended December 31, 1997, the Company recorded a cost of $29,000 for the 325,000 shares, and accrued a cost of $52,000 for the 328,000 shares, based on the market value of such shares as of the respective dates of issuance, discounted to reflect the fact that they constitute "restricted securities" under applicable regulations.


8.   Deferred Credits

     DVL's deferred credits at December 31, 1997 and 1996 are comprised of deferred gains on the sales of real estate to affiliates. Under the terms of a settlement agreement with one of DVL's creditors, certain of these mortgage loans were canceled upon the restructuring of DVL's indebtedness with a different creditor which was completed in the second quarter of 1995 (Note 6). As a result of this restructuring, a substantial portion of the deferred gain on sales of real estate was realized in 1995.

Activity on deferred credits is as follows:

                                          1997       1996       1995
                                         ------     ------     ------
                                                (in thousands)
  Balance, beginning of year             $  321     $  321     $1,396
  Amortization to income                     25          -          -
  Deferred gain on sale recognized upon
   cancellation of mortgage loans             -          -      1,075
                                         ------     ------     ------
  Balance, end of year                   $  296     $  321     $  321
                                         ======     ======     ======

 9.  Convertible Subordinated Debentures

     During 1993, DVL completed a $421,000 private placement of units consisting of one convertible subordinated promissory note and two common stock purchase warrants. The notes bore interest at 12% per annum and matured on April 30, 1997 and were convertible, including accrued interest, into shares of common stock at a price of $1.00 per share at any time prior to maturity. In addition, DVL issued $51,000 of similar such units primarily in connection with the settlement of claims of certain limited partners, which included DVL's acquisition of certain limited partnership interests. The convertible notes included in these units bore interest at 10% per annum and matured on April 12, 1997. In March 1996, 282,000 of the $472,000 of the 12% and 10% convertible subordinated debenture holders agreed to waive the payment of interest in cash on the debentures, to eliminate the convertibility feature of the existing debentures and to surrender their existing warrants. In consideration of the above, each debenture holder received shares of DVL stock equal to the number of shares purchasable by the warrants plus shares in payment of interest to be accrued through the maturity of the debenture. The principal balance of these modified debentures was repaid in April 1997. In addition, during 1996 the holder of $130,000 of these notes redeemed his notes for 200,000 shares of DVL common stock.

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






     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1996 and 1997 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) The vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income in 1996 and 1997 would have been approximately $3,790,000 and $.24 per share and $1,596,000 and $.10 per share, respectively.

     DVL's 1996 stock option plan (the "Plan") provides for the grant of options to purchase up to 1,500,000 shares of Common Stock to officers and key employees of DVL. It includes automatic grants of 15,000 options to individuals upon their becoming Non-employee Directors, as well as automatic annual grants of 15,000 options to each Non-employee Director.

     All options are non-qualified stock options.

     During 1996, employees and a former employee of DVL exchanged 673,131 performance units (considered to be Stock Appreciation Rights) for 673,131 non-qualified stock options in conjunction with the termination of the performance plan and the adoption of the Stock Option Plan. Each of the options was granted at an exercise price of $.21 for a ten year term. The company recorded a charge of $60,000 in connection with this transaction in 1996. There are no performance shares outstanding as of December 31, 1997 and 1996.

     As of December 31, 1997, there were outstanding 892,131 ten (10) year options. Under the Plan, the Company had 607,869 options remaining for future grants. An additional 83,000 options were granted in January 1998.

     The following table summarizes the activity under the Plan:

                                       Year Ended December 31,
                            -----------------------------------------
                                   1997                    1996
                            -----------------       -----------------
                                     Weighted                Weighted
                                     Average                 Average
                                     Exercise                Exercise
                            Shares    Price         Shares    Price
                            -------  --------       -------  --------
Options Outstanding at
 Beginning of Year          688,131   $0.21            -        -
Granted                     204,000    0.15         688,131   $0.21
                            -------   -----         -------   -----
Options Outstanding at
 End of Year                892,131    0.20         688,131    0.21
                            =======   =====         =======   =====
Options Exercisable at
 End of Year                892,131    0.20         688,131    0.21
                            =======   =====         =======   =====



               Options Outstanding                     Options Exercisable
--------------------------------------------------     --------------------
                                         Weighted
                            Weighted      Average                  Weighted
  Range of                  Average      Remaining                 Average
  Exercise                  Exercise      Life In                  Exercise
   Price        Shares       Price         Years       Shares       Price
-----------     -------     --------     ---------     -------     --------
$      0.21     688,131      $0.21         8.25        688,131      $0.21
 .08 - 0.21     204,000       0.15         9.61        204,000       0.15
-----------     -------     --------     ---------     -------     --------
      TOTAL     892,131      $0.20         8.56        892,131      $0.20
                =======     ========     =========     =======     ========

     The weighted-average fair value at date of grant for options granted during the year ended December 31, 1997 and December 31, 1996 was $.13 and $.18 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                               December 31,
                                     --------------------------------
                                          1997               1996
                                     -------------      -------------
Risk-free interest rates             6.09% - 6.90%           6.73%
Expected option life in years             10                  10
Expected stock price volatility           80%                 80%
Expected divided yield                    0%                  0%

11.  Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities
--------------------------------------

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on its mortgage loans from affiliated partnerships net of repayment to existing creditors, 50% of DVL's receipts from certain loans to and general partnership investments in affiliated partnerships and a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 through 2012. DVL has not provided for losses on such contingencies.

     With regard to the repayment to a creditor in June 1997, referred in Note 6(d), the creditor has asserted that certain post-closing conditions must be fulfilled in order for the creditor to consider the Company's indebtedness to have been fully satisfied. The Company disagrees with this assertion, but is attempting to work out a reasonable accommodation.








                                        F-28
Legal and Administrative Proceedings
------------------------------------

     The following is a summary of the status of the sole material case which is currently outstanding, as well as cases settled in 1997.

     A.  CONTINUING LITIGATION
         ---------------------

     DVL was named in an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL. ("VANGUARD"), which was filed in 1994 in the Superior Court of the State of California, in which Vanguard sought to be indemnified for an investor's claim filed against it in said Court. The investor made a $350,000 investment in an affiliated limited partnership and alleged that her broker
sold her unsuitable investments.   DVL defended the case and Vanguard
voluntarily dismissed its action without prejudice. On March 22, 1996, the investor in the underlying matter against VANGUARD filed, in the Superior Court of Los Angeles, a motion to vacate an NASD Arbitration award made in July 1995 in favor of VANGUARD and has named DVL as an additional respondent in that Petition. There has been no further activity in this case since March 1996, and no determination can be made at this time as to the outcome.

     B.  SETTLED LITIGATION
         ------------------

     1. DONALD LEVY, ET AL. V. ROGER D. STERN, ET AL. ("LEVY"), filed in New Castle County, Delaware in February 1991, on behalf of certain individual shareholders, alleged breaches of fiduciary duty of care and candor. As of June 1997, the parties to the action agreed to the terms of a settlement, and the implementing documents were executed in September 1997. Pursuant to the settlement, DVL issued 500,000 shares of Common Stock to the plaintiffs and their attorneys in October 1997. For the year ended December 31, 1997, the Company recorded a cost of $50,000 for said shares, based on the market value as of the date of issuance, discounted to reflect the fact that they constitute "restricted securities" within the meaning of applicable regulations.

     2. Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, declined to cover DVL for any legal costs or liability. DVL commenced an action against its insurance broker and Federal entitled DEL-VAL FINANCIAL CORPORATION, ET AL. V. FEDERAL INSURANCE COMPANY ETAL. ("FEDERAL INSURANCE") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleged negligence against its broker and sought declaratory and injunctive relief against Federal. The New York Court in this matter held that the Settling Defendants' insurance excluded coverage of these matters. DVL filed a notice of appeal of that decision. DVL and the broker have agreed to the terms of a settlement pursuant to which DVL will receive approximately $24,000, after (i) legal fees and other costs, and (ii) a distribution required pursuant to the 1993 limited partnership settlement.

12.  Shareholders' Equity (Deficiency)

     As a result of the shareholder class action settlement, DVL issued 4,017,582 shares of common stock in December 1995 (Note 2).

     DVL issued warrants to purchase 944,000 shares of common stock in connection with the issuance of $472,000 of 12% and 10% convertible subordinated debentures (Note 9). The Company recorded a debt discount and allocated $47,000 of the proceeds to the value of the detachable stock warrants. The accumulated amortization of the debt discount aggregated $42,000 and $0 at December 31, 1996 and 1997, respectively. The warrants entitled the holder to purchase the Company's Common Stock at an exercise price of $1.00 at any time through their expiration in 1997. In addition, there was $30,000 and $0 of accrued interest on the debentures outstanding at December 31, 1996 and 1997, respectively. At December 31, 1996, approximately 1,605,000 shares of the Company's Common Stock were reserved for the conversion of subordinated debentures and exercise of warrants. During 1997, all subordinated debentures were repaid.

     In January 1997, DVL issued 150,000 shares of stock to an investment banker for services rendered in connection with the NPM loan transaction and issued 50,000 shares of stock to certain unrelated individuals in exchange for 100,000 warrants which such individuals received in connection with a prior transaction with DVL.

     See Notes 11 and 7 as to the issuances of 500,000 shares of stock in the settlement of the LEVY litigation and 325,000 shares of stock to the Lender in connection with the debt tender offer in October 1997. In an unrelated transaction, 272,000 shares were retired in October 1997. On February 27, 1998, 328,000 additional shares were issued to the Lender.

13.  Subsequent Events

     In January 1998, DVL as the general partner of a certain partnership, negotiated the sale of the partnership's property. The sale resulted in net cash proceeds of $619,000 to DVL, in satisfaction of the partnership's mortgage indebtedness. All of these proceeds were paid to NPM, as required by the NPM loan agreement.

                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (6)

                                      DECEMBER 31, 1997  (In Thousands)

                                             Under-
                 Location of                 lying                                                 Security
Affiliated        Property       Mortgage    Loan    Unearned    Net            Monthly            [mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield   Amort.   Maturity   upon]          Tenant(s)
-----------------------------------------------------------------------------------------------------------------------------------
Alma            Alma, AR         $ 2,090   $ 1,013  $   746  $   331    15%     $12      March      Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Brent           Brent, AL          1,551       762      535      254    15%     $ 9      February   Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Checotah        Checotah, OK       1,639       774      617      248    15%     $ 9      February   Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Fairbury        Fairbury, NE       1,868       893      736      239    15%     $10      August     Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Fort Edward     Fort Edward, NY    1,453         0       76    1,377    12%     $14      May        Land and a     Grand Union
Associates                                                                               2029       supermarket    Stores, Inc.
Hoosick Falls   Hoosick Falls, NY  1,454         0      709      745    15%     $10      August     Land and a     Grand Union
Associates                                                                               2021       supermarket    Stores, Inc.
Kearny          Kearny, NJ         5,211     2,071    2,095    1,045    (2)     Varying  March      A shopping     Various
Associates                                                                               2020       center   (1)   unaffiliated
                                                                                                                   companies
Orange Park     Jacksonville, FL   1,501       863      619       19    12%     $9 with  January    Land and       Toys "R" Us,
Associates                                                                      a final  2020       a commercial   Inc.
                                                                                pmt. of             building (1)
                                                                                $672
Port Isabel     Port Isabel, TX    2,254     1,098      778      378    15%     $12      February   Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Progress        Windsor, CT          512       304       35      173    (3)     $ 5      June       Industrial     Vacant
Associates                                                                               2022       building (1)
Salisbury       Salisbury, MD        909         0      324      585    15%     $ 7      February   Land and a     Eastern Shore
Associates                                                                               2022       supermarket    Markets, Inc.
Tilton          Tilton, NH         2,060       644      779      637    (3)     $13      September  Land and a     Various
Associates                                                                               2020       shopping       unaffiliated
                                                                                                    center   (1)   companies
Toch            Kearny, NJ         1,029         0        0    1,029    (2)     $10      December   An industrial  Various
Associates                                                                               2009       building       unaffiliated
                                                                                                                   companies
Watseka         Watseka, IL        1,268       856      301      111    12%     Varying  December   Land and a     K Mart
Associates                                                                               2015       commercial     Corporation (5)
                                                                                                    building (1)
                                 -------   -------  -------  -------
                                 $24,799   $ 9,278  $ 8,350  $ 7,171

------------------------------------

(1)  These loans are wrap-around loans.
(2)  These loans are non-performing and DVL does not anticipate any yield in the future.
(3)  These loans are expected to be liquidated in the future and DVL does not anticipate any yield on these loans.
(4)  These loans were restructured as part of the Limited Partner Settlement.  The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(5)  Building is currently vacant, however, tenant is obligated under under the terms of the lease to continue to pay rent.
(6)  DVL's net investment in these mortgages was $10,555 at December 31, 1996 and $7,171 at December 31, 1997.
     The decrease resulted from satisfaction of certain mortgage indebtedness (eg. Boulevard, Milford, Ossipee,
     Rockingham, Trio and WHS) and collections on certain mortgages.  In addition, the net investment reflects the refinancing of the Orange Park underlying loan.



                                             DVL, INC. -- TABLE 2
                           LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS

                                      DECEMBER 31, 1997  (In Thousands)

                                                    Partner-  Under-   Net Amt.
                             Location               ship      lying    of Col-  DVL's
                             of Property            Mortgage  Loan     lateral  Loan
Affiliated Partnership       Securing Loan          Balance   Balance  Pledged  Balance    Maturity        Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Aledo Associates LP          Aledo, IL (2)(5)        $2,167   $1,144   $1,023   $   242    November 2018   Wal-Mart Stores, Inc.
Ava Associates               Ava, MO (2)              2,865      980    1,885       181    October 2028    Wal-Mart Stores, Inc.
Caldwell Associates          Caldwell, TX (2)         1,903    1,088      815       265    May 2019        Wal-Mart Stores, Inc.
Camilla Associates LP        Camilla, GA (2)          1,929    1,228      701       236    December 2019   Wal-Mart Stores, Inc.
Canton Associates            Canton, GA (2)(5)        4,237    1,255    2,982     1,569    November 2029   Wal-Mart Stores, Inc.
Carthage Associates          Carthage, TN (2)         1,793    1,010      733       277    March 2021      Wal-Mart Stores, Inc.
Cherokee Associates          Woodstock, GA (2)        3,259    3,024      235        14    July 2023       Wal-Mart Stores, Inc.
Clanton Associates LP        Clanton, AL (2)          1,884      952      932       809    June 2020       Wal-Mart Stores, Inc.
                                                                                                            subleased - Fantasy
                                                                                                            Land Flea Market
Clinton Associates           Clinton, IL (2)(5)       3,423      981    2,442     1,094    June 2029       Wal-Mart Stores, Inc.
Columbus Associates          Columbus, TX (2)(5)      3,874    1,134    2,740       921    December 2029   Wal-Mart Stores, Inc.
Covington Associates         Covington, GA (2)(5)     4,561    1,500    3,061       614    January 2030    Wal-Mart Stores, Inc.(4)
Cynthiana Associates         Cynthiana, KY (2)        2,140    1,188      952       506    July 2021       Wal-Mart Stores, Inc.
Douglas Associates           Douglas, GA (2)(5)       2,393    1,120    1,273     1,189    December 2023   Wal-Mart Stores, Inc.
                                                                                                            operating as - Buds
Douglasville Associates      Douglasville, GA (2)(5)  5,648    1,676    3,972     1,845    June 2031       Wal-Mart Stores, Inc.
Elmira Associates            Elmira, NY (2)             714        0      714       193    November 2021   Fays Drug Company, Inc.
Floresville Associates       Floresville, TX (2)(5)   2,792      813    1,979       933    February 2029   Wal-Mart Stores, Inc.
Gatesville Associates        Gatesville, TX (2)       3,624    1,324    2,300       283    December 2028   Wal-Mart Stores, Inc.
Iowa Park Associates LP      Iowa Park, TX (2)        1,919      955      964       281    March 2021      Wal-Mart Stores, Inc.
Jamestown Road Associates    Columbia, KY (2)         1,935    1,079      856       404    April 2023      Wal-Mart Stores, Inc.
Lawrenceburg Associates      Lawrenceburg, KY (2)     2,976      999    1,977       304    December 2029   Wal-Mart Stores, Inc.
Macon Associates LP          Macon, MO (2)(5)         2,347    1,227    1,120       310    March 2018      Wal-Mart Stores, Inc.
Madisonville Associates      Madisonville, TX (2)     1,888    1,058      830       313    August 2021     Wal-Mart Stores, Inc.
Marlow Associates            Marlow, OK (2)(5)        2,532      745    1,787       215    December 2029   Wal-Mart Stores, Inc.
Marshall Associates LP       Marshall, IL (2)(5)      1,836    1,022      814       211    November 2018   Wal-Mart Stores, Inc.
Mt. Pleasant Associates LP   Mt. Pleasant, IA (2)(5)  2,664    1,364    1,300       308    November 2019   Wal-Mart Stores, Inc.
Mustang Associates           Mustang, OK (2)          2,999    1,027    1,972       365    June 2029       Wal-Mart Stores, Inc.
Robstown Associates LP       Robstown, TX (2)         2,137    1,105    1,032        74    October 2020    Wal-Mart Stores, Inc.(4)
Sonya Associates LP          Boonville, MO (2)        1,821    1,177      644       252    June 2018       Wal-Mart Stores, Inc.
Southfield Associates        Southfield, MI (3)       3,232      742    2,499       285    July 2026       Pitney-Bowes, Inc.
Van Buren Associates LP      Clinton, AR (2)          1,526      964      562       224    April 2020      Wal-Mart Stores, Inc.
Waynesboro Associates LP     Waynesboro, MS (2)(5)    2,008    1,068      940         2    January 2019    Wal-Mart Stores, Inc.(4)
Winder Associates            Winder, GA (2)           2,032    1,079      953       575    March 2021      Wal-Mart Stores, Inc.
                                                   --------  -------  -------   -------
                                                   $ 83,058  $36,028  $46,989   $15,294
-------------------------------------------------

(1)  These loans were acquired pursuant to the Limited Partner Settlement from Kenbee or R & M.  DVL's loan balance equals it's net investment in the related loan due previously from Kenbee or R & M, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2)  The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3)  The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4)  Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(5)  Underlying loan balances include second mortgages from 1994 refinancing.
(6)  DVL's total loan balances of these mortgages were $18,242 at December 31, 1996 and $15,294 at December 31, 1997.  The
     decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Brownsville and Elmira - MO) and collections on certain mortgages.