Form 10-Q
period 1998-03-31
DVL INC /DE/
filed 1998-05-15
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               ---------------------------------------------

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
                                               ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                             Outstanding at May 14, 1998
-----------------------------                 ---------------------------
Common Stock, $.01 par value                           16,560,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.'s
                                                                    ----------

            Consolidated Balance Sheets -
            March 31, 1998 (unaudited) and December 31, 1997         1-2

            Consolidated Statements of Operations -
            Three Months Ended March 31, 1998 (unaudited)
             and 1997 (unaudited)                                     3

            Consolidated Statement of Shareholders' Equity for
            the three months ended March 31, 1998 (unaudited)         4

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1998 (unaudited)
             and 1997 (unaudited)                                    5-6

            Notes to Consolidated Financial Statements (unaudited)   7-9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations           10-11



Part II.    Other Information:

            Item 2 - Changes in Securities                            11

            Item 5 - Other Information                                11

            Item 6 - Exhibits and Reports on Form 8-K                 11

Part I - Financial Information

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                     March 31, December 31,
                                                       1998        1997
                                                     --------- ------------
ASSETS                                             (unaudited)
------
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $43,508 and $45,306, respectively)      $ 29,229    $ 30,815
    Unearned interest                                   (8,380)     (8,350)
                                                      --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $1,441 and $2,711 of
      non-performing loans, respectively)               20,849      22,465

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners       966       1,690
                                                      --------    --------
   Total loans receivable                               21,815      24,155
   Allowance for loan losses                            (8,589)    (10,142)
                                                      --------    --------

Net loans receivable                                    13,226      14,013

Cash (including restricted cash of $77 for 1998
 and 1997)                                                 422         496
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 for 1998 and 1997)                     295         142
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $208 for 1998 and 1997)                      289         289
 Real estate lease interests                             1,587       1,621
 Affiliated limited partnerships (net of an allowance
  for loss of $1,246 for 1998 and 1997)                  1,587       1,461
 Other investments (net of an allowance for loss
  of $400 for 1998 and 1997)                               648         648
Other assets                                               912         966
                                                      --------    --------
       Total assets                                   $ 18,966    $ 19,636
                                                      ========    ========

See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                 March 31,     December 31,
                                                    1998           1997
                                                 ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY             (unaudited)
------------------------------------
Liabilities:
  Long-term debt - NPM Capital LLC                  $ 4,896      $  5,310
  Long-term debt - Other                              2,866         2,773
  Notes payable - litigation settlement               3,722         4,060
  Accounts payable and accrued liabilities            1,947         1,918
                                                   --------      --------
     Total liabilities                               13,431        14,061
                                                   --------      --------
Deferred credits                                        281           296
                                                   --------      --------


Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares                          1             1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and outstanding -
   16,560,450 and 16,232,450, respectively              166           162
   Additional paid-in capital                        95,288        95,240
   Deficit                                          (90,201)      (90,124)
                                                   --------      --------
     Total shareholders' equity                       5,254         5,279
                                                   --------      --------

       Total liabilities and shareholders'
        equity                                     $ 18,966      $ 19,636
                                                   ========      ========









See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1998        1997
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      144   $      290
  Partnership management fees                             90          102
  Transaction and other fees from partnerships           181           24
  Distributions from investments                           9            -
  Rent income                                              8            9
  Other income                                             2            -
Income from others
  Rent Income                                             80            -
  Other interest                                           -            2
  Other income                                            17           36
                                                  ----------   ----------
                                                         531          463
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                      (131)           -
  General and administrative                             324          378
  Asset servicing fee - NPO Management LLC               150          150
  Legal and professional fees                             32           50
Interest expense
  NPM Capital LLC                                        156          242
  Litigation Settlement                                  137          275
  Others                                                 142          185
                                                  ----------   ----------
                                                         810        1,280
                                                  ----------   ----------
Loss before extraordinary gain                          (279)        (817)
Extraordinary gain on the settlement of
 indebtedness                                            202          453
                                                  ----------   ----------
  Net loss                                        $      (77)  $     (364)
                                                  ==========   ==========
Loss per share - basic and diluted:

   Loss before extraordinary gain                 $     (.02)  $     (.05)
   Extraordinary gain on the settlement of
    indebtedness                                         .01          .03
                                                  ----------   ----------
  Net loss                                        $     (.01)  $     (.02)
                                                  ==========   ==========

Weighted average shares outstanding               16,262,105   15,679,450
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                      Preferred Stock       Common Stock       Additional
                                      ---------------   --------------------     paid-in
                                       Shares  Amount      Shares    Amount      capital    Deficit     Total
                                      -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1998                    100 $    1   16,232,450  $   162    $ 95,240    $(90,124)  $ 5,279

Issuance of common stock in connection
 with the Loan from Blackacre Bridge
 Capital, LLC                                              328,000        4          48                    52

Net loss                                                                                        (77)      (77)
                                      -------- ------   ----------  -------    --------    --------   -------
Balance-March 31, 1998                     100 $    1   16,560,450  $   166    $ 95,288    $(90,201)  $
5,254
                                      ======== ======   ==========  =======    ========    ========
 =======


















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                 1998         1997
                                               --------     --------
Cash flows from operating activities
  Net loss before extraordinary gain           $   (279)    $   (817)
  Adjustments to reconcile net loss to
   net cash (used in) operating activities
   Recovery of provision for losses                (131)           -
   Accrued interest added to indebtedness            89           74
   Amortization of unearned interest on
    loan receivable                                  30          (45)
   Amortization of real estate lease interests       34            -
   Net (decrease) in deferred charges               (15)           -
   Imputed interest on notes and debentures         137          275
   Amortization of debt discount                     26           50
   Net decrease (increase) in other assets           54          (56)
   Net (increase) in due from affiliated
    partnerships                                   (153)         (58)
   Net increase in accounts payable and
    accrued liabilities                              81           29
                                               --------     --------
     Net cash (used in) operating activities       (127)        (548)
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                    762          860
  Net reductions in real estate lease
   interests                                          -          143
  Distributions received on affiliated
   limited partnership interests and
   other investments                                  -            7
                                               --------     --------
     Net cash provided by investing
       activities                              $    762     $  1,010
                                               --------     --------





See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1998        1997
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $    338    $  2,350
  Repayment of indebtedness                        (774)     (2,740)
  Payments related to debt tender offer            (273)          -
  Payments on guaranteed indebtedness                 -        (115)
                                               --------    --------
   Net cash (used in) financing activities         (709)       (505)
                                               --------    --------
  Net (decrease) in cash                            (74)        (43)
  Cash - beginning of period                        496         355
                                               --------    --------
  Cash - end of period                         $    422    $    312
                                               ========    ========


Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $     73    $    218
                                               ========    ========

Supplemental disclosure of non-cash
 investing and financing activities:

   Net reduction in indebtedness pursuant
    to creditor settlements                    $      -    $    453
                                               ========    ========
   Reduction in accrued liabilities upon
    issuance of common stock                   $     52    $     22
                                               ========    ========
   Common stock issued in creditor settlement  $      -    $      8
                                               ========    ========
   Net reduction of Notes Payable - Debt
    Tender Offer                               $    202    $      -
                                               ========    ========


See accompanying notes to consolidated financial statements.

                                         6
                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation and Financial Condition

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year. Certain amounts from the three months ended March 31, 1997 have been reclassified to conform to the three months ended March 31, 1998 presentation.

(B) DVL continues to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is currently used to pay liens senior to DVL's, and any excess is used to fund principal and interest payments on the NPM Loan (as defined in Note 6(B) below), based on the collateral interest of NPM Capital LLC ("NPM") in the mortgages, and to pay certain other creditors. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its operating cash flow deficiency. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies or future mandatory debt repayments.

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

2.   Loans Receivable/Long Term Debt

     During the first quarter of 1998, DVL as the general partner of a certain limited partnership, negotiated the sale of the partnership's property which resulted in net proceeds of approximately $619,000 to DVL in satisfaction of the partnership's mortgage indebtedness. All of the proceeds were used to pay interest and principal on the NPM Loan, as required by the NPM loan agreements.

3.   Debt Tender Offer

     From October 27, 1997 through February 27, 1998(the "Expiration Date"), the Company conducted a cash tender offer (the "Offer") for its 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes") at a price of $.12 per $1.00 principal amount of Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a shareholder class action. The Company purchased and retired a total of $6,224,532 principal amount of Notes

                                         7
in the Offer ($5,818,540 through December 31, 1997, and an additional $405,992 through the Expiration Date). An additional $392,750 principal amount ($322,796 through December 31, 1997, and $69,954 thereafter), representing 15% of the Notes tendered in excess of $3,998,000, were purchased by the Lender (see below) based on the Lender's commitment to participate in the Offer to that extent. A total of $6,166,381 principal amount of Notes remained outstanding as of December 31, 1997, and $5,760,389 were outstanding at March 31, 1998 after taking into account all tenders through the Expiration Date. The outstanding Notes include those purchased by the Lender.

     The Offer effected a reduction in the Company's long-term debt and resulted in an extraordinary gain for the year ended December 31, 1997 of $2,906,000, after costs of $211,000, and an extraordinary gain of $202,000 for the quarter ended March 31, 1998, after costs of $17,000.

     DVL entered into a financing arrangement with Blackacre Bridge Capital, LLC, an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000, to fund the purchase of Notes, and to pay related costs and expenses. A total of $810,000 had been borrowed as of December 31, 1997, and an additional $250,000 had been borrowed subsequently through March 31, 1998.

4.   Shareholders' Equity

     As part of the consideration for the Lender's providing DVL with the loan referred to in Note 3, DVL issued to the Lender on February 27, 1998 (the Expiration Date of the Offer) 328,000 shares of Common Stock, based on a formula contained in the applicable loan documents, resulting in an increase from 16,232,450 to 16,560,450 in the number of shares of outstanding Common Stock. For the year ended December 31, 1997, the Company had recorded a cost of $52,000 for the 328,000 shares (together with a cost of $29,000 for the 325,000 shares issued to the Lender upon execution of the loan documents in October 1997), based on the market value of such shares as of the respective dates of issuance, discounted to reflect the fact that they constitute "restricted securities", within the meaning of Rule 144 under the Securities Act of 1933, as amended. The shares were issued pursuant to the exemption afforded by Section 4(2) of said Act, for transactions by an issuer not involving a public offering.

5.   Legal Proceedings

     The sole case which is currently outstanding arises from an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL., which was filed in 1994 in the Superior Court of the State of California, and, included DVL as a defendant. Vanguard sought to be indemnified for an investor's claim filed against it in said Court. The investor made a $350,000 investment in an affiliated limited partnership and alleged that her broker sold her unsuitable
investments.   DVL defended the case and Vanguard voluntarily dismissed its action without prejudice. On March 22, 1996, the investor in the underlying matter against VANGUARD filed, in the Superior Court of Los Angeles, a motion to vacate an NASD Arbitration award made in July 1995 in favor of VANGUARD and has named DVL as an additional respondent in that Petition. There has been no further activity in this case since March 1996, and no determination can be made at this time as to the outcome.

                                         8
6.   Subsequent Events

     The following events occurred in April 1998:

     (A) DVL, as the general partner of a certain limited partnership, negotiated the sale of the partnership's property. The sale resulted in net cash proceeds of $500,000 to DVL in satisfaction of the partnership's mortgage indebtedness. All of these proceeds were paid to one of DVL's long-term creditors, as required.

     (B) NPM Capital LLC ("NPM") advanced to DVL the sum of $87,500 to fund a quarterly payment to a DVL creditor. This advance was not required under the original loan transaction with NPM, in the principal amount of $8,382,000, consummated in September 1996 (the "Original Loan"). The advance bears interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the 1997 and 1998 advances, are referred to in the aggregate herein as the "NPM Loan".

     (C) The Opportunity Fund (a joint venture previously reported in DVL's Report on Form 10-K for the fiscal year ended December 31, 1997) entered into its first transaction, consisting of the purchase of the leasehold interest of the anchor tenant (which had filed a petition for reorganization under Chapter 11 of the Bankruptcy Code) of a shopping center property owned by a partnership in which DVL is the general partner.

      The members of the Fund are DVL, an affiliate of Blackacre Bridge Capital Group LLC, and affiliates of NPM.


























                                         9
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-----------------------------------------------------------------------------

     DVL realized a net loss of $77,000 for the three months ended March 31, 1998, compared to a net loss of $364,000 for the corresponding 1997 period. The net loss in both years was attributable to operating losses partially offset by extraordinary gains realized upon settlements of indebtedness. In 1997, the extraordinary gain of $453,000 was a result of the restructuring of certain indebtedness. In 1998, the extraordinary gains of $202,000 arose from gains realized upon DVL's purchase of promissory notes which were issued in connection with the 1995 settlement of the shareholder litigation.

     As a result of the factors described below, DVL continued to have operating losses in 1998 ($279,000), but at a reduced level from 1997 ($817,000).

     Interest on mortgage loans from affiliates and partnership management fees decreased in 1998 from 1997 due to a reduction in the size of the loan portfolio resulting from the repayment of DVL's mortgages by various partnerships which sold their real property. In connection with such sales and with refinancings of underlying mortgages on Partnership Properties, DVL receives transaction and other fees from partnerships. Increased sales and refinancing activities resulted in an increase in transaction and other fees in 1998 compared to 1997.

     Rental income increased in 1998 from 1997, primarily as a result of the Company's re-evaluation of the amounts to be realized from its real estate lease interests and a higher occupancy level at the properties.

     In 1998, the Company finalized settlement agreements that allow DVL to realize cash proceeds that exceed the carrying value on previously reserved limited partner notes receivable. As a result, in the first quarter of 1998, DVL has reflected a recovery in the provision for losses of $(131,000).

    General and administrative expense ("G&A") combined with the NPO asset servicing fees decreased in 1998 as compared to 1997 primarily due to reductions in consulting costs, partially offset by increases in payroll and payroll related costs. Legal and professional fees in 1998 were lower than the amount for 1997, as a result of the settlement of substantially all of DVL's litigation.

     Interest expense in 1998 declined from 1997 (exclusive of interest on notes issued in settlement of the shareholder litigation) due to paydowns and settlements of long-term debt obligations. Interest on notes issued in settlement of the shareholder litigation is paid in the form of additional notes, and does not represent a current cash obligation.

                                        10
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     As a result of the above factors, DVL continues to experience liquidity problems. To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. There still remains some risk that DVL may not be able to raise the necessary funds with which to continue operations. Thus, DVL's ability to continue as a going concern is dependent upon the four factors referred to in Note 1(B) of the Notes to Consolidated Financial Statements (unaudited) included in Part I of this Report.


Part II - Other Information

Item 2.  Change in Securities
         --------------------

         The information set forth in Note 4 [Shareholders' Equity] of the Notes to the Financial Statements, regarding the issuance of stock in February 1998, in connection with the debt tender offer, is incorporated by reference herein in response to this Item 2.

Item 5.  Other Information
         -----------------

         The information set forth in Note 3 [Debt Tender Offer] of the Notes to the Financial Statements, regarding the completion by DVL, in February 1998, of a cash tender offer for its 10% Redeemable Promissory Notes due December 31, 2005, is incorporated by reference herein in response to this Item 5.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A) There were no reports on Form 8-K filed during the three months ended March 31, 1998.

(B)      Exhibits:

        27   - Financial Data Schedule




                                        11


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.


                                        By:  /s/ GARY FLICKER
                                             ______________________________
                                             Gary Flicker, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Chief Accounting Officer)

May 14, 1998