Form 10-Q
period 1998-06-30
DVL INC /DE/
filed 1998-08-12
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               ---------------------------------------------

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
                                                    ----           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            Class                           Outstanding at August 12, 1998
-----------------------------               ------------------------------
Common Stock, $.01 par value                          16,560,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.'s
                                                                    ----------

            Consolidated Balance Sheets -
            June 30, 1998 (unaudited) and December 31, 1997          1-2

            Consolidated Statements of Operations -
            Three Months Ended June 30, 1998 (unaudited)
             and 1997 (unaudited)                                     3
            Six Months Ended June 30, 1998 (unaudited) and
             1997 (unaudited)                                         4

            Consolidated Statement of Shareholders' Equity for
            the six months ended June 30, 1998 (unaudited)            5

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1998 (unaudited)
             and 1997 (unaudited)                                    6-7

            Notes to Consolidated Financial Statements (unaudited)   8-11

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations           12-16



Part II.    Other Information:

            Item 6 - Exhibits and Reports on Form 8-K                16

Part I - Financial Information

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                     June 30,  December 31,
                                                       1998        1997
                                                    ---------- ------------
ASSETS                                             (unaudited)
------
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $42,257 and $45,306, respectively)      $ 28,051    $ 30,815
    Unearned interest                                   (8,017)     (8,350)
                                                      --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $1,178 and $2,711 of
      non-performing loans, respectively)               20,034      22,465

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners       948       1,690
                                                      --------    --------
   Total loans receivable                               20,982      24,155
   Allowance for loan losses                            (8,303)    (10,142)
                                                      --------    --------

Net loans receivable                                    12,679      14,013

Cash (including restricted cash of $77 for 1998
 and 1997)                                                 385         496
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 for 1998 and 1997)                     202         142
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $208 for 1998 and 1997)                      289         289
 Real estate lease interests                             1,553       1,621
 Affiliated limited partnerships (net of an allowance
  for loss of $1,246 for 1998 and 1997)                  1,609       1,461
 Other investments (net of an allowance for loss
  of $400 for 1998 and 1997)                               648         648
Other assets                                               852         966
                                                      --------    --------
       Total assets                                   $ 18,217    $ 19,636
                                                      ========    ========

See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                  June 30,     December 31,
                                                    1998           1997
                                                 ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY             (unaudited)
------------------------------------
Liabilities:
  Long-term debt - NPM Capital LLC                  $ 4,681      $  5,310
  Long-term debt - Other                              2,092         2,773
  Notes payable - litigation settlement               3,842         4,060
  Accounts payable and accrued liabilities            1,896         1,918
  Deferred Income                                       299             -
                                                   --------      --------
     Total liabilities                               12,810        14,061
                                                   --------      --------
Deferred credits                                        265           296
                                                   --------      --------


Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares                          1             1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and outstanding -
   16,560,450 and 16,232,450, respectively              166           162
   Additional paid-in capital                        95,288        95,240
   Deficit                                          (90,313)      (90,124)
                                                   --------      --------
     Total shareholders' equity                       5,142         5,279
                                                   --------      --------

       Total liabilities and shareholders'
        equity                                     $ 18,217      $ 19,636
                                                   ========      ========









See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                    Three Months Ended
                                                         June 30,
                                                  -----------------------
                                                     1998        1997
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      374   $      305
  Partnership management fees                             97          110
  Transaction and other fees from partnerships           143          242
  Distributions from investments                          90            -
  Rent income                                              7           32
Income from others
  Rent Income                                             67            -
  Other interest                                           4            2
  Other income                                            40            -
                                                  ----------   ----------
                                                         822          691
                                                  ----------   ----------
Operating expenses
  General and administrative                             250          366
  Asset servicing fee - NPO Management LLC               150          150
  Legal and professional fees                             31           62
Interest expense
  NPM Capital LLC                                        236          258
  Litigation Settlement                                  143          286
  Others                                                 124          116
                                                  ----------   ----------
                                                         934        1,238
                                                  ----------   ----------
Loss before extraordinary gain                          (112)        (547)
Extraordinary gain on the settlement of
 indebtedness                                                         651
                                                  ----------   ----------
  Net (loss) income                               $     (112)  $      104
                                                  ==========   ==========
Loss per share - basic and diluted:

   Loss before extraordinary gain                 $     (.01)  $     (.03)
   Extraordinary gain on the settlement of
    indebtedness                                                      .04
                                                  ----------   ----------
  Net (loss) income                               $     (.01)  $      .01
                                                  ==========   ==========

Weighted average shares outstanding               16,560,450   15,679,450
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1998        1997
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      518   $      595
  Partnership management fees                            187          212
  Transaction and other fees from partnerships           324          266
  Distributions from investments                          99            -
  Rent income                                             15           41
  Other income                                             2            -
Income from others
  Rent Income                                            147            -
  Other interest                                           4            4
  Other income                                            57           36
                                                  ----------   ----------
                                                       1,353        1,154
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                      (131)           -
  General and administrative                             574          744
  Asset servicing fee - NPO Management LLC               300          300
  Legal and professional fees                             63          112
Interest expense
  NPM Capital LLC                                        392          526
  Litigation Settlement                                  280          560
  Others                                                 266          276
                                                  ----------   ----------
                                                       1,744        2,518
                                                  ----------   ----------
Loss before extraordinary gain                          (391)      (1,364)
Extraordinary gain on the settlement of
 indebtedness                                            202        1,104
                                                  ----------   ----------
  Net loss                                        $     (189)  $     (260)
                                                  ==========   ==========
Loss per share - basic and diluted:

   Loss before extraordinary gain                 $     (.02)  $     (.09)
   Extraordinary gain on the settlement of
    indebtedness                                         .01          .07
                                                  ----------   ----------
  Net loss                                        $     (.01)  $     (.02)
                                                  ==========   ==========

Weighted average shares outstanding               16,343,880   15,679,450
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                      Preferred Stock       Common Stock       Additional
                                      ---------------   --------------------     paid-in
                                       Shares  Amount      Shares    Amount      capital    Deficit     Total
                                      -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1998                    100 $    1   16,232,450  $   162    $ 95,240    $(90,124)  $ 5,279

Issuance of common stock in connection
 with the Loan from Blackacre Bridge
 Capital, LLC                                              328,000        4          48                    52

Net loss                                                                                       (189)    (189)
                                      -------- ------   ----------  -------    --------    --------   -------
Balance-June 30, 1998                      100 $    1   16,560,450  $   166    $ 95,288    $(90,313)  $ 5,142
                                      ======== ======   ==========  =======    ========    ========   =======














See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                 Six Months Ended
                                                     June 30,
                                               ---------------------
                                                 1998         1997
                                               --------     --------
Cash flows from operating activities
  Net loss before extraordinary gain           $   (391)    $ (1,364)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Recovery of provision for losses                (131)           -
   Accrued interest added to indebtedness           247          185
   Amortization of unearned interest on
    loan receivable                                  (9)        (100)
   Amortization of real estate lease interests       68            -
   Net (decrease) in deferred charges               (31)           -
   Imputed interest on notes and debentures         280          561
   Amortization of debt discount                     47           98
   Net increase in unearned income                  299            -
   Net decrease (increase) in other assets          114          (18)
   Net (increase) in due from affiliated
    partnerships                                    (60)         (23)
   Net increase (decrease) in accounts payable
    and accrued liabilities                          30           (7)
                                               --------     --------
     Net cash provided by (used in)
     operating activities                           463         (668)
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  1,349        2,546
   Investments in limited partnerships              (23)
   Net reductions in real estate lease
   interests                                          -          302
  Distributions received on affiliated
   limited partnership interests and
   other investments                                  -        1,253
                                               --------     --------
     Net cash provided by investing
       activities                              $  1,326     $  4,101
                                               --------     --------

See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                 Six Months Ended
                                                     June 30,
                                               --------------------
                                                 1998        1997
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $    425    $  2,537
  Repayment of indebtedness                      (2,029)     (5,517)
  Payments related to debt tender offer            (296)          -
  Payments on subordinated debentures                 -        (329)
  Payments on guaranteed indebtedness                 -        (115)
                                               --------    --------
   Net cash (used in) financing activities       (1,900)     (3,424)
                                               --------    --------
  Net (decrease) increase in cash                  (111)          9
  Cash - beginning of period                        496         355
                                               --------    --------
  Cash - end of period                         $    385    $    364
                                               ========    ========


Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $    137    $    370
                                               ========    ========

Supplemental disclosure of non-cash
 investing and financing activities:

   Net reduction in indebtedness pursuant
    to creditor settlements                    $      -    $  1,104
                                               ========    ========
   Reduction in accrued liabilities upon
    issuance of common stock                   $     52    $     22
                                               ========    ========
   Common stock issued in creditor settlement  $      -    $      8
                                               ========    ========
   Net reduction of Notes Payable - Debt
    Tender Offer                               $    202    $      -
                                               ========    ========

See accompanying notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Financial Condition

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the six months ended June 30, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year. Certain amounts from the three and six months ended June 30, 1997 have been reclassified to conform to the three and six months ended June 30, 1998 presentation.

(B) DVL continues to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is currently used to pay liens senior to DVL's, and any excess is used to fund principal and interest payments on the NPM Loan, based on the collateral interest of NPM Capital LLC ("NPM") in the mortgages, and to pay certain other creditors. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its operating cash flow deficiency. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies or future mandatory debt repayments.

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

    During the second quarter of 1998, DVL, as the general partner of a certain limited partnership, negotiated the sale of the partnership's property which resulted in net proceeds of approximately $500,000 to DVL in satisfaction of the partnership's mortgage indebtedness. All of the proceeds were used to pay interest and principal to one of DVL's long-term creditors, as required.
                                         8
     In April and July of 1998, NPM Capital LLC ("NPM") advanced to DVL the aggregate sum of $175,000 to fund two quarterly payments to a DVL creditor. These advances were not required under the original loan transaction with NPM, in the principal amount of $8,382,000, consummated in September 1996 (the "Original Loan"). These advances bear interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the 1997 and 1998 advances, are referred to in the aggregate herein as the "NPM Loan".

     During the second quarter of 1998, DVL as the mortgagee of various real estate properties, received an aggregate amount of approximately $425,000 as additional debt service from tenant percentage rent payments. All of these proceeds were paid to NPM and were applied to interest and principal, as required.

     In May 1998, DVL repaid at maturity a loan which had been collaterized by the Company's limited partner interests in certain partnerships for which it also serves as general partner. The total payment, including principal and accrued interest, was $227,111.

3.   Debt Tender Offer

     From October 27, 1997 through February 27, 1998(the "Expiration Date"), the Company conducted a cash tender offer (the "Offer") for its 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes") at a price of $.12 per $1.00 principal amount of Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a shareholder class action. The Company purchased and retired a total of $6,224,532 principal amount of Notes in the Offer ($5,818,540 through December 31, 1997, and an additional $405,992 through the Expiration Date). An additional $392,750 principal amount ($322,796 through December 31, 1997, and $69,954 thereafter), representing 15% of the Notes tendered in excess of $3,998,000, were purchased by the Lender (see below) based on the Lender's commitment to participate in the Offer to that extent. A total of $6,166,381 principal amount of Notes remained outstanding as of December 31, 1997, and $5,760,389 were outstanding at March 31, 1998 after taking into account all tenders through the Expiration Date. The outstanding Notes include those purchased by the Lender.

     The Offer effected a reduction in the Company's long-term debt and resulted in an extraordinary gain for the year ended December 31, 1997 of $2,906,000, after costs of $211,000, and an extraordinary gain of $202,000 for the quarter ended March 31, 1998, after costs of $17,000.

     DVL entered into a financing arrangement with Blackacre Bridge Capital, LLC, an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000, to fund the purchase of Notes, and to pay related costs and expenses. A total of $810,000 had been borrowed as of December 31, 1997, and an additional $250,000 had been borrowed through March 31, 1998. There were no additional borrowings subsequent to March 31, 1998.



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

6.  Other Transactions.

     (A) In May 1998, PBD Holdings, LP ("PBD"), a limited partnership controlled by certain affiliates of NPM and NPO, and of Blackacre Capital Group, LLC, acquired Major Realty Corporation ("MAJR") through a merger transaction. The assets of MAJR, which had been a public company prior to the merger, consist primarily of land for development located in Orlando, Florida.


     PBD and the Company have entered into a Management Agreement under which the Company will render financial, consulting and other administrative services to PBD. The Company will receive a base fee of $5,000 per month, plus additional compensation in an amount equal to 25% of all profits after the members of PBD have received the return of their capital contributions and a 20% internal rate of return. There can be no assurance as to the amount or timing of any such additional compensation.




     (B) In June 1998, the Opportunity Fund purchased certain wraparound mortgages encumbering properties owned by limited partnerships for which DVL serves as general partner. The seller of the mortgages is a party unaffiliated with any member of the Opportunity Fund.

     As previously reported in DVL's Report on Form 10-K for the fiscal year ended December 31, 1997, the Opportunity Fund is a joint venture whose members are DVL and certain affiliates of NPM and NPO, and of Blackacre Capital Group, LLC.

7.   Subsequent Events

     The following events occurred subsequent to June 30, 1998:

     (A) In July 1998, DVL, as the general partner of two separate limited partnerships, negotiated the sale of these partnerships' properties which resulted in aggregate net proceeds of $715,000 to DVL in satisfaction of the partnerships' mortgage indebtedness. All of these proceeds were paid to NPM, as required.

     (B) In July 1998, DVL refinanced a mortgage obligation which generated approximately $31,000 of cash proceeds in excess of the underlying mortgage loan. These proceeds were paid to NPM, as required.

      (C) In August, 1998, DVL entered into a lease of premises comprising 5,679 square feet at 70 East 55th Street, New York, New York. It is anticipated that, on or about October 1, 1998, DVL will move its corporate headquarters from their current location in Bogota, New Jersey to the new space.

     The term of the new lease commenced as of August 1, 1998, and terminates on February 7, 2003. The base rent is $227,160 per annum, after an initial 90-day free rent period, and there are real estate tax and operating expense escalation clauses. The New Jersey space is master leased to a subsidiary of DVL, and is occupied without charge by the Company. After the move to New York, the Company will retain a small portion of the New Jersey space, but intends to lease out the remainder; the revenue from these leases will partially offset the rental expense at the new location.

     The new lease is a sublease to DVL by the original tenant, and is cancelable by either party if the overlandlord's consent has not been obtained by August 31, 1998.











                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

    DVL continued to have operating losses in the second quarter of 1998 ($112,000), but at a reduced level from the second quarter of 1997 ($547,000).

     DVL realized a net loss of $112,000 for the three months ended June 30, 1998, compared to net income of $104,000 for the corresponding 1997 period. The 1997 losses of $547,000 were offset by extraordinary gains of $651,000 realized upon settlements of indebtedness. In 1998, there were no extraordinary gains.

     Interest income on mortgage loans from affiliates increased in 1998 from 1997 primarily due to the Company's re-evaluation of several mortgage loans in its portfolio. Previously, DVL was not recognizing interest income on certain loans in its mortgage portfolio. Interest on loans was applied to reduce the carrying value of assets, to the extent of cash payments received. The Company has determined that no further reductions in carrying value are appropriate. Therefore, commencing in the second quarter of 1998, interest income is being recognized to the extent of said cash payments ratably over the fiscal year. This increase was partially offset by decreases in mortgage interest income as a result of a reduction in the size of the loan portfolio which resulted from the repayment to DVL of mortgages by various partnerships.

     Partnership management fees decreased in 1998 from 1997 due to a reduction in the number of limited partnerships under management resulting from sales of these partnerships' properties. In connection with sales of partnership properties and with refinancings of underlying mortgages on said properties, DVL receives transaction and other fees from partnerships. Decreased sales and refinancing activities resulted in a decrease in transaction and other fees in 1998 compared to 1997.

     In 1998, DVL recorded income of $90,000 from distributions received on limited partnership unit investments, representing the excess proceeds over the net carrying value. No income was recorded prior to December 31, 1997 from such distributions because the distributions were applied to reduce the Company's carrying value. At December 31, 1997, the Company determined that no further reductions in carrying value were appropriate.

     Rental income from others increased in 1998 from 1997, as a result of the Company's re-evaluation of the amounts to be realized from its real estate lease interests and a higher occupancy level at the properties. Previously,

                                      12
the Company's leasehold interests were amortized at a rate that would have fully amortized the asset prior to the termination of the lease. Amortization will now be over the remaining term of the lease.

    General and administrative expense ("G&A") decreased in 1998 as compared to 1997 primarily due to reductions in consulting costs, partially offset by increases in payroll and payroll related costs. Legal and professional fees in 1998 were lower than the amount for 1997, as a result of the settlement of substantially all of DVL's litigation.

     Interest expense in 1998 declined from 1997 (exclusive of interest on notes issued in the settlement of the shareholder litigation) due to paydowns and settlements of long-term debt obligations. Interest on notes issued in settlement of the shareholder litigation is paid in the form of additional notes, and does not represent a current cash obligation.





































Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

    DVL continued to have operating losses in the six months ended June 30, 1998 ($391,000), but at a reduced level from the six months ended June 30, 1997 ($1,364,000).

     DVL realized a net loss of $189,000 for the six months ended June 30, 1998, compared to a net loss of $260,000 for the corresponding 1997 period.
In both years there were operating losses offset by extraordinary gains realized upon settlements of indebtedness. In 1997, the extraordinary gain of $1,104,000 was a result of the restructuring of certain indebtedness. In 1998, the extraordinary gains of $202,000 arose from gains realized upon DVL's purchase of promissory notes which were issued in connection with the 1995 settlement of the shareholder litigation.

     Interest income on mortgage loans from affiliates decreased in 1998 from 1997 as a result of a reduction in the size of the loan portfolio which resulted from the repayment to DVL of mortgages by various partnerships. This decrease was partially offset by interest income recognized in the second quarter based on a re-evaluation of several mortgage loans in the portfolio. Previously, DVL was not recognizing interest income on certain loans in its mortgage portfolio. Interest on loans was applied to reduce the carrying value of assets to the extent of cash payments received. The Company has determined that no further reductions in carrying value are appropriate. Therefore, commencing in the second quarter of 1998, interest income is being recognized to the extent of said cash payments ratably over the fiscal year.

     Partnership management fees decreased in 1998 from 1997 due to a reduction in the number of limited partnerships under management resulting from sales of these partnerships' properties. In connection with sales of partnership properties and with refinancings of underlying mortgages on said properties, DVL receives transaction and other fees from partnerships. Increased sales and refinancing activities resulted in an increase in transaction and other fees in 1998 compared to 1997.

     In 1998, DVL recorded income of $99,000 from distributions received on limited partnership unit investments, representing the excess proceeds over the net carrying value. No income was recorded prior to December 31, 1997 from such distributions because the distributions were applied to reduce the Company's carrying value. At December 31, 1997, the Company determined that no further reductions in carrying value were appropriate.

     Rental income from others increased in 1998 from 1997, as a result of the Company's re-evaluation of the amounts to be realized from its real estate lease interests and a higher occupancy level at the properties. Previously the Company's leasehold interests were amortized at a rate that would have fully amortized the asset prior to the termination of the lease. Amortization will now be over the remaining term of the lease.




                                  14
     In 1998, the Company finalized settlement agreements that allow DVL to realize cash proceeds that exceed the carrying value on previously reserved limited partner notes receivable. As a result, in the first quarter of 1998, DVL has reflected a recovery in the provision for losses of $(131,000).

    General and administrative expense ("G&A") decreased in 1998 as compared to 1997 primarily due to reductions in consulting costs, partially offset by increases in payroll and payroll related costs. Legal and professional fees in 1998 were lower than the amount for 1997, as a result of the settlement of substantially all of DVL's litigation.

    Interest expense in 1998 declined from 1997 (exclusive of interest on notes issued in the settlement of the shareholder litigation) due to paydowns and settlements of long-term debt obligations. Interest on notes issued in settlement of the shareholder litigation is paid in the form of additional notes, and does not represent a current cash obligation.





































LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     DVL's cash flow from operations is generated principally from management fees from the operation of partnerships and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. DVL's portfolio of loans to affiliated partnerships currently does not produce cash flow from operations because the cash received from the mortgages is used to pay the debt service on liens on the properties senior to those held by DVL, with any excess being used to pay principal and interest on the NPM Loan based on the collateral interest in said mortgages held by NPM Capital LLC ("NPM"), and by certain other creditors.

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

     In April and July of 1998, NPM Capital LLC ("NPM") advanced to DVL the aggregate sum of $175,000 to fund two quarterly payments to a DVL creditor. These advances were not required under the original loan transaction with NPM, consummated in September 1996 (the "Original Loan"). These advances bear interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the 1997 and 1998 advances, are referred to in the aggregate herein as the "NPM Loan".

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A) There were no reports on Form 8-K filed during the three months ended June 30, 1998.

(B)      Exhibits:

    10.1 Management Services Agreement dated as of June 1, 1998 between DVL, Inc. and PBD Holdings, L.P.

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

August 12, 1998