Form 10-Q
period 1998-09-30
DVL INC /DE/
filed 1998-11-12
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -------------------------------------------

                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to ______________________

Commission file number:    1-8356

                                  DVL, Inc.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                  13-2892858
----------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)


70 East 55th Street, New York, New York                      10022
----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code      (212) 350-9900
                                                        --------------

                     24 River Road, Bogota, New Jersey
----------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   Yes: X         No:
                                                    ----           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at November 12, 1998
-----------------------------              --------------------------------
Common Stock, $.01 par value                          16,560,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.   Item 1 - Financial Information:                       Page No.'s
                                                                  ----------

          Consolidated Balance Sheets -
          September 30, 1998 (unaudited) and December 31, 1997     1-2

          Consolidated Statements of Operations -
          Three Months Ended September 30, 1998 (unaudited)
           and 1997 (unaudited)                                     3
          Nine Months Ended September 30, 1998 (unaudited) and
           1997 (unaudited)                                         4

          Consolidated Statement of Shareholders' Equity for
          the nine months ended September 30, 1998 (unaudited)      5

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 (unaudited)
           and 1997 (unaudited)                                    6-7

          Notes to Consolidated Financial Statements (unaudited)   8-12

          Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations           13-18



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                18

          Signatures                                               19

          Exhibit Index                                            20

                      Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                               September 30,  December 31,
                                                    1998          1997
                                               -------------  ------------
ASSETS                                            (unaudited)
------
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $41,911 and $45,306, respectively)    $ 27,091     $ 30,815
    Unearned interest                                 (7,973)      (8,350)
                                                    --------     --------
     Net mortgage loans receivable from affiliated
      partnerships (including $1,180 and $2,711 of
      non-performing loans, respectively)             19,118       22,465

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners     904        1,690
                                                    --------     --------
   Total loans receivable                             20,022       24,155
   Allowance for loan losses                          (8,289)     (10,142)
                                                    --------     --------

Net loans receivable                                  11,733       14,013

Cash (including restricted cash of $77 for 1998
 and 1997)                                               592          496
Due from affiliated partnerships (net of an allowance
 for loss of $1,727 for 1998 and 1997)                   131          142
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $208 for 1998 and 1997)                    289          289
 Real estate lease interests                           1,519        1,621
 Affiliated limited partnerships (net of an allowance
  for loss of $1,159 and $1,246, respectively)         1,536        1,461
 Other investments (net of an allowance for loss
  of $400 for 1998 and 1997)                             648          648
Prepaid financing and other assets                       808          966
                                                    --------     --------
       Total assets                                 $ 17,256     $ 19,636
                                                    ========     ========

See accompanying notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                            September 30,    December 31,
                                                 1998            1997
                                            -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY           (unaudited)
------------------------------------
Liabilities:
  Long-term debt - NPM Capital LLC               $  3,757       $  5,310
  Long-term debt - Other                            1,986          2,773
  Notes payable - litigation settlement             3,991          4,060
  Accounts payable and accrued liabilities          2,056          1,918
  Deferred income                                     169              -
                                                 --------       --------
     Total liabilities                             11,959         14,061
                                                 --------       --------
Deferred credits                                      256            296
                                                 --------       --------


Commitments and contingencies                           -              -

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares                        1              1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and outstanding -
   16,560,450 and 16,232,450, respectively            166            162
   Additional paid-in capital                      95,288         95,240
   Deficit                                        (90,414)       (90,124)
                                                 --------       --------
     Total shareholders' equity                     5,041          5,279
                                                 --------       --------

       Total liabilities and shareholders'
        equity                                   $ 17,256       $ 19,636
                                                 ========       ========









See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                    Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1998        1997
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      300   $      199
  Gain on satisfaction of mortgage loans                 173            -
  Partnership management fees                             85           95
  Transaction and other fees from partnerships           169          157
  Distributions from investments                          40            -
  Rent and other income                                   10            9
Income from others
  Rent income                                             72            -
  Distributions from investments                          31            -
  Other interest                                           3            2
  Other income                                            33            2
                                                  ----------   ----------
                                                         916          464
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                       (21)           -
  General and administrative                             293          383
  Asset servicing fee - NPO Management LLC               150          150
  Legal and professional fees                             30           66
Interest expense
  NPM Capital LLC                                        285          254
  Litigation settlement notes                            149          298
  Others                                                 131           68
                                                  ----------   ----------
                                                       1,017        1,219
                                                  ----------   ----------
  Net loss                                        $     (101)  $     (755)
                                                  ==========   ==========
Loss per share - basic and diluted:
  Net loss                                        $     (.01)  $     (.05)
                                                  ==========   ==========

Weighted average shares outstanding               16,426,554   15,679,450
                                                  ==========   ==========








See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                  -----------------------
                                                     1998        1997
                                                  ----------   ----------
Income from affiliates
  Interest on mortgage loans                      $      818   $      794
  Gain on satisfaction of mortgage loans                 173            -
  Partnership management fees                            272          307
  Transaction and other fees from partnerships           493          423
  Distributions from investments                         139            -
  Rent and other income                                   27           50
Income from others
  Rent income                                            219            -
  Distributions from investments                          31            -
  Other interest                                           7            6
  Other income                                            90           38
                                                  ----------   ----------
                                                       2,269        1,618
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                      (152)           -
  General and administrative                             867        1,127
  Asset servicing fee - NPO Management LLC               450          450
  Legal and professional fees                             93          178
Interest expense
  NPM Capital LLC                                        677          780
  Litigation settlement notes                            429          858
  Others                                                 397          344
                                                  ----------   ----------
                                                       2,761        3,737
                                                  ----------   ----------
Loss before extraordinary gain                          (492)      (2,119)
Extraordinary gain on the settlement of
 indebtedness                                            202        1,104
                                                  ----------   ----------
  Net loss                                        $     (290)  $   (1,015)
                                                  ==========   ==========
Loss per share - basic and diluted:
   Loss before extraordinary gain                 $     (.03)  $     (.13)
   Extraordinary gain on the settlement of
    indebtedness                                         .01          .07
                                                  ----------   ----------
  Net loss                                        $     (.02)  $     (.06)
                                                  ==========   ==========

Weighted average shares outstanding               16,426,554   15,679,450
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                      Preferred Stock       Common Stock       Additional
                                      ---------------   --------------------     paid-in
                                       Shares  Amount      Shares    Amount      capital    Deficit     Total
                                      -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1998                    100 $    1   16,232,450  $   162    $ 95,240    $(90,124)  $ 5,279

Issuance of common stock in connection
 with the Loan from Blackacre Bridge
 Capital, LLC                                              328,000        4          48                    52

Net loss                                                                                       (290)     (290)
                                      -------- ------   ----------  -------    --------    --------   -------
Balance-September 30, 1998                 100 $    1   16,560,450  $   166    $ 95,288    $(90,414)  $ 5,041
                                      ======== ======   ==========  =======    ========    ========   =======














See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                 1998         1997
                                               --------     --------
Cash flows from operating activities
  Net loss before extraordinary gain           $   (492)    $ (2,119)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities
   Recovery of provision for losses                (152)           -
   Accrued interest added to indebtedness           338          284
   Amortization of unearned interest on
    loan receivable                                  35         (104)
   Amortization of real estate lease interests      102            -
   Net (decrease) in deferred credits               (40)           -
   Imputed interest on notes and debentures         429          858
   Amortization of debt discount                    109          158
   Net increase in deferred income                  169            -
   Net decrease (increase) in other assets          158          (10)
   Net decrease (increase) in due from
    affiliated partnerships                          11          (47)
   Net increase (decrease) in accounts payable
    and accrued liabilities                         190          (53)
                                               --------     --------
     Net cash provided by (used in)
     operating activities                           857       (1,033)
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  2,345        5,660
  Investments in limited partnerships               (23)           -
  Net reductions in real estate lease
   interests                                          -          356
  Distributions received on affiliated
   limited partnership interests and
   other investments                                  -        1,269
                                               --------     --------
     Net cash provided by investing
       activities                              $  2,322     $  7,285
                                               --------     --------

See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                 Nine Months Ended
                                                   September 30,
                                               --------------------
                                                 1998        1997
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $    513    $  2,625
  Repayment of indebtedness                      (3,300)     (8,328)
  Payments related to debt tender offer            (296)          -
  Payments on subordinated debentures                 -        (334)
  Payments on guaranteed indebtedness                 -        (115)
                                               --------    --------
   Net cash (used in) financing activities       (3,083)     (6,152)
                                               --------    --------
  Net increase in cash                               96         100
  Cash - beginning of period                        496         355
                                               --------    --------
  Cash - end of period                         $    592    $    455
                                               ========    ========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $    224    $    488
                                               ========    ========
 Cash paid for income taxes                    $     10    $     11
                                               ========    ========
Supplemental disclosure of non-cash
 investing and financing activities:

   Net reduction in indebtedness pursuant
    to creditor settlements                    $      -    $  1,104
                                               ========    ========
   Reduction in accrued liabilities upon
    issuance of common stock                   $     52    $     22
                                               ========    ========
   Common stock issued in creditor settlement  $      -    $      8
                                               ========    ========
   Net reduction of Notes Payable - Debt
    Tender Offer                               $    202    $      -
                                               ========    ========

See accompanying notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Financial Condition

(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the nine months ended September 30, 1998 should not be regarded as necessarily indicative of the results that may be expected for the full year. Certain amounts from the three and nine months ended September 30, 1997 have been reclassified to conform to the three and nine months ended September 30, 1998 presentation. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 1997.

(B) DVL continues to experience liquidity problems primarily as a result of the limited cash flow generated by its restructured mortgage portfolio, as the mortgage debt service is currently used to pay liens senior to DVL's, and any excess is used to fund principal and interest payments required by the NPM Loan (as defined in Note 2 herein), based on the collateral interest of NPM Capital LLC ("NPM") in the mortgages, and to pay certain other creditors. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its operating cash flow deficiency. There can be no assurance that the cash flow generated by DVL's potential asset liquidations or refinancings will be sufficient to meet any future operating cash flow deficiencies.

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

2.   Loans Receivable/Long Term Debt

     During the first quarter of 1998, DVL as the general partner of a certain limited partnership, negotiated the sale of that partnership's property which resulted in net proceeds of approximately $619,000 to DVL in satisfaction of the partnership's mortgage indebtedness. During the second quarter of 1998, DVL, as the general partner of a certain limited partnership, negotiated the sale of that partnership's property which resulted in net proceeds of approximately $500,000 to DVL in satisfaction of the partnership's mortgage indebtedness. During the third quarter of 1998, DVL, as the general partner of three separate limited partnerships,


                                      8
negotiated the sale of these partnerships' properties which resulted in aggregate net proceeds of $1,125,000 to DVL in satisfaction of the partnerships' mortgage indebtedness. All of the proceeds from the sales were paid to NPM and other creditors and were applied to interest and principal on their loans.

     During the second quarter of 1998, DVL as the mortgagee of various real estate properties, received an aggregate amount of approximately $425,000 as additional debt service from tenant percentage rent payments. All of these proceeds were paid to NPM and were applied to interest and principal, as required.

     In May 1998, DVL repaid at maturity a loan which had been collaterized by the Company's limited partner interests in certain affiliated limited partnerships for which it also serves as general partner. The total payment, including principal and accrued interest, was $227,111.

      During the third quarter of 1998, DVL refinanced a mortgage obligation which generated approximately $40,000 of cash proceeds in excess of the underlying mortgage loan. These proceeds were paid to NPM and were applied to interest and principal on its loan.

      In April, July and October of 1998, NPM advanced to DVL the aggregate sum of $262,500 to fund three quarterly payments to another DVL creditor. These advances were not required under the original loan transaction with NPM, in the principal amount of $8,382,000, consummated in September 1996 (the "Original Loan"). These advances bear interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the 1997 and 1998 advances, are referred to in the aggregate herein as the "NPM Loan".

3.   Note Payable - Litigation Settlement/Debt Tender Offer

     In December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851 as a series in conjunction with the settlement agreed upon in the DVL stockholder class action matter entitled IN RE DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on any of the first five anniversary dates following the issuance of the Notes is payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the two anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of the payment of any cash. The Company currently intends to issue additional Notes, rather than make payments in cash, to satisfy its interest obligations under the Notes.



                                      9
     At any time after January 1, 1999, DVL may satisfy principal and interest obligations under the Notes by issuing, in lieu of the payment of cash, shares of its Common Stock with a then current market value equal to 110% of the principal and/or interest obligation in question. In addition, after January 1, 1999, DVL may redeem the Notes in whole by issuing shares of its Common Stock with a current market value as of the date of notice of redemption equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. It is therefore not possible to ascertain currently the precise number of shares of Common Stock that would be issued by DVL upon redemption of the Notes. DVL currently intends to exercise its redemption option and issue to noteholders shares of DVL's Common Stock, in lieu of the payment of any cash, in exchange for the Notes.

     From October 27, 1997 through February 27, 1998 (the "Expiration Date"), the Company conducted a cash tender offer (the "Offer") for the Notes at a price of $.12 per $1.00 principal amount of Notes. The Company purchased and retired a total of $6,224,532 principal amount of Notes in the Offer ($5,818,540 through December 31, 1997, and an additional $405,992 through the Expiration Date). An additional $392,750 principal amount ($322,796 through December 31, 1997, and $69,954 thereafter), representing 15% of the Notes tendered in excess of $3,998,000, were purchased by the Lender (as defined below) based on the Lender's commitment to participate in the Offer to that extent. A total of $6,166,381 principal amount of Notes remained outstanding as of December 31, 1997, and $5,760,389 face amount of Notes were outstanding at the Expiration Date. The outstanding Notes include those purchased by the Lender.

     The Offer effected a reduction in DVL's long-term debt and resulted in an extraordinary gain for the year ended December 31, 1997 of $2,906,000, after costs of $211,000, and an extraordinary gain of $202,000 for the quarter ended March 31, 1998, after costs of $17,000.

     DVL entered into a financing arrangement (the "BC Loan") with Blackacre Bridge Capital, LLC, an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $810,000 had been borrowed as of December 31, 1997, and an additional $250,000 had been borrowed through the Expiration Date. There were no additional borrowings subsequent to the Expiration Date. As further consideration for the Lender's providing DVL with the BC Loan, DVL issued to the Lender 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to DVL for financial reporting purposes, including DVL's costs associated with the BC Loan, and the value of the 653,000 shares issued to the Lender is approximately 15%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until DVL satisfies all of its obligations owing to NPM and NPO Management LLC ("NPO"). Thereafter, interest and principal will be paid from 100% of the proceeds then available to DVL from the mortgage collateral held as security for the BC Loan.




                                     10
4.   Shareholders' Equity

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

5.   Legal Proceedings

     The sole case which is currently outstanding arises from an action entitled VANGUARD CAPITAL V. KENBEE MANAGEMENT, INC. ET AL., which was filed in 1994 in the Superior Court of the State of California, and, included DVL as a defendant. Vanguard sought to be indemnified for an investor's claim for $350,000 filed against it in said Court. Vanguard voluntarily dismissed its action against DVL without prejudice. On March 22, 1996, the investor in the underlying matter against VANGUARD filed, a motion to vacate an NASD Arbitration award made in July 1995 in favor of VANGUARD and has named DVL as an additional respondent in that Petition. There has been no further activity in this case since March 1996.

6.  Other Transactions.

     (A) In May 1998, PBD Holdings, LP ("PBD"), a limited partnership controlled by certain affiliates of NPM and NPO, and of Blackacre Capital Group, LLC, acquired Major Realty Corporation ("MAJR") through a merger transaction. The assets of MAJR, which had been a public company prior to the merger, consist primarily of land for development located in Orlando, Florida.
     PBD and the Company have entered into a Management Agreement under which the Company will render financial, consulting and other administrative services to PBD. The Company will receive a base fee of $5,000 per month, plus additional compensation in an amount equal to 25% of all profits after the partners of PBD have received the return of their capital contributions and a 20% internal rate of return. There can be no assurance as to the amount or timing of any such additional compensation.

     (B) In June and July 1998, the Opportunity Fund purchased certain wraparound mortgages encumbering properties owned by limited partnerships for which DVL serves as general partner. The seller of the mortgages is a party unaffiliated with any member of the Opportunity Fund.



                                     11
     As previously reported in DVL's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Opportunity Fund is a joint venture whose members are DVL and certain affiliates of NPM and NPO, and of Blackacre Capital Group, LLC.

7.   Lease

      In August, 1998, DVL entered into a lease of premises comprising 5,679 square feet at 70 East 55th Street, New York, New York. DVL anticipates it will move its corporate headquarters from their current location in Bogota, New Jersey to the new space in November of 1998.










































                                     12

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This September 30, 1998, Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed, herein.

Results of Operations
---------------------

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997
----------------------------------------------------------------------------

    DVL had operating losses in the third quarter of 1998 of $101,000, as compared to the third quarter loss in 1997 of $755,000.

     Interest income on mortgage loans made to affiliates increased in 1998 from 1997 primarily due to the Company's re-evaluation of several mortgage loans in its portfolio. Previously, DVL was not recognizing interest income on certain loans in its mortgage portfolio. Interest on loans was applied to reduce the carrying value of assets, to the extent of cash payments received. The Company has determined that no further reductions in carrying value are appropriate. Therefore, commencing in the second quarter of 1998, interest income is being recognized to the extent of said cash payments ratably over the fiscal year. This increase was partially offset by decreases in mortgage interest income as a result of a reduction in the size of the loan portfolio which resulted from the repayment to DVL of mortgages by various partnerships.

     During the third quarter of 1998, DVL was paid aggregate proceeds of $1,125,000 as full satisfaction on three of its mortgage loans. This amount was $173,000 greater than its net carrying value which resulted in a gain on satisfaction of mortgage loans.







                                     13
     Partnership management fees decreased in 1998 from 1997 due to a reduction in the number of limited partnerships under management resulting from sales of these partnerships' properties. In connection with sales of partnership properties and refinancings of underlying mortgages, DVL receives transaction and other fees from partnerships. Increased sales and refinancing activities resulted in an increase in transaction and other fees in 1998 compared to 1997.

     In 1998, DVL recorded income of $40,000 from distributions received on limited partnership unit investments, representing the excess proceeds over the net carrying value. No income was recorded prior to December 31, 1997 from such distributions because the distributions were applied to reduce the Company's carrying value. At December 31, 1997, the Company determined that no further reductions in carrying value were appropriate.

     Rental income from others increased in 1998 from 1997, as a result of the Company's re-evaluation of the amounts to be realized from its real estate lease interests and a higher occupancy level at the properties. Previously, the Company's leasehold interests were amortized at a rate that would have fully amortized the asset prior to the termination of the lease. Amortization will now be over the remaining term of the lease.

   Other income increased in 1998 from 1997, primarily due to the performance by DVL of certain financial, consulting and other administrative services to related entities.

    General and administrative expense ("G&A") decreased in 1998 as compared to 1997 primarily due to a reduction in service fees paid to agencies for new employee hires. Legal and professional fees in 1998 were lower than 1997, as a result of the settlement of substantially all of DVL's litigation.

     Interest expense in 1998 increased from 1997 (exclusive of interest on notes issued in the settlement of the shareholder litigation) due to the accelerated amortization of financing costs associated with significant paydowns and settlements of long-term debt obligations. Despite the lower amount of interest costs incurred on lower outstanding debt obligations, there was an increase in the amortization of financing costs as they are written off in the same ratio as loan payoffs. Interest on notes issued in settlement of the shareholder litigation is paid in the form of additional notes, and does not represent a current cash obligation.












                                     14


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997
---------------------------------------------------------------------------

    DVL had operating losses in the nine months ended September 30, 1998 of $492,000, as compared to the nine months ended September 30, 1997 loss of $2,119,000.

     DVL realized a net loss of $290,000 for the nine months ended September 30, 1998, compared to a net loss of $1,015,000 for the corresponding 1997 period. In both years there were operating losses offset by extraordinary gains realized upon settlements of indebtedness. In 1997, the extraordinary gain of $1,104,000 was a result of the restructuring of certain indebtedness. In 1998, the extraordinary gains of $202,000 arose from gains realized upon DVL's purchase of promissory notes which were issued in connection with the 1995 settlement of the shareholder litigation.

     Interest income on mortgage loans made to affiliates increased in 1998 from 1997 primarily due to the Company's re-evaluation of several mortgage loans in its portfolio. Previously, DVL was not recognizing interest income on certain loans in its mortgage portfolio. Interest on loans was applied to reduce the carrying value of assets, to the extent of cash payments received. The Company has determined that no further reductions in carrying value are appropriate. Therefore, commencing in the second quarter of 1998, interest income is being recognized to the extent of said cash payments ratably over the fiscal year. This increase was partially offset by decreases in mortgage interest income as a result of a reduction in the size of the loan portfolio which resulted from the repayment to DVL of mortgages by various partnerships.

     During the third quarter of 1998, DVL was paid aggregate proceeds of $1,125,000 as full satisfaction on three of its mortgage loans. This amount was $173,000 greater than its net carrying value which resulted in a gain on the satisfaction of mortgage loans.

     Partnership management fees decreased in 1998 from 1997 due to a reduction in the number of limited partnerships under management resulting from sales of these partnerships' properties. In connection with sales of partnership properties and refinancings of underlying mortgages, DVL receives transaction and other fees from partnerships. Increased sales and refinancing activities resulted in an increase in transaction and other fees in 1998 compared to 1997.

     In 1998, DVL recorded income of $139,000 from distributions received on limited partnership unit investments, representing the excess proceeds over the net carrying value. No income was recorded prior to December 31, 1997 from such distributions because the distributions were applied to reduce the Company's carrying value. At December 31, 1997, the Company determined that no further reductions in carrying value were appropriate.



                                     15
     Rental income from others increased in 1998 from 1997, as a result of the Company's re-evaluation of the amounts to be realized from its real estate lease interests and a higher occupancy level at the properties. Previously the Company's leasehold interests were amortized at a rate that would have fully amortized the asset prior to the termination of the lease. Amortization will now be over the remaining term of the lease.

     Other income from others increased in 1998 from 1997, primarily due to the performance by DVL of certain financial, consulting, and other administrative services to related entities.

     In 1998, the Company finalized settlement agreements that allow DVL to realize cash proceeds that exceed the carrying value on previously reserved limited partner notes receivable. As a result, in the nine months ended September 30, 1998, DVL has reflected a recovery in the provision for losses of $152,000.

    General and administrative expense ("G&A") decreased in 1998 as compared to 1997 primarily due to reductions in consulting costs, as well as service fees paid to agencies for new employee hires. Legal and professional fees in 1998 were lower than 1997, as a result of the settlement of substantially all of DVL's litigation.

    Interest expense in 1998 declined from 1997 due to paydowns and settlements of long-term debt obligations. The decrease in interest costs incurred on lower outstanding debt obligations was partially offset by the accelerated amortization of financing costs associated with significant paydowns and settlements of long-term debt obligations. Financing costs are written off in the same ratio as loan payoffs. Interest on notes issued in settlement of the shareholder litigation is paid in the form of additional notes, and does not represent a current cash obligation.






















                                     16


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     DVL's cash flow from operations is generated principally from management fees from the operation of partnerships and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. DVL's portfolio of loans to affiliated partnerships currently does not produce cash flow from operations because the cash received from the mortgages is used to pay the debt service on liens on the properties senior to those held by DVL, with any excess being used to pay principal and interest on the NPM Loan (as defined below) based on the collateral interest in said mortgages held by NPM Capital LLC ("NPM"), and by certain other creditors.

     DVL entered into a financing arrangement (the "BC Loan") with Blackacre Bridge Capital, LLC, an unaffiliated entity (the "Lender"), permitting DVL to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $810,000 had been borrowed as of December 31, 1997, and an additional $250,000 had been borrowed through the Expiration Date. There were no additional borrowings subsequent to the Expiration Date. As further consideration for the Lender's providing DVL with the BC Loan, DVL issued to the Lender 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to DVL for financial reporting purposes, including DVL's costs associated with the BC Loan, and the value of the 653,000 shares issued to the Lender is approximately 15%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until DVL satisfies all of its obligations owing to NPM and NPO Management LLC ("NPO"). Thereafter, interest and principal will be paid from 100% of the proceeds then available to DVL from the mortgage collateral held as security for the BC Loan.

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








                                     17
     In April, July and October of 1998, NPM advanced to DVL the aggregate sum of $262,500 to fund three quarterly payments to a DVL creditor. These advances were not required under the original loan transaction with NPM, consummated in September 1996 (the "Original Loan"). These advances bear interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the 1997 and 1998 advances, are referred to in the aggregate herein as the "NPM Loan".

Impact of Year 2000
-------------------

     Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000. DVL's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger and accounts receivable and payable systems. DVL is not dependent on large legacy systems and does not use mainframes.

     DVL's management has conducted an assessment of DVL's operations from an internal, vendor and customer perspective. The assessment addresses all of DVL's material computer systems, applications and any other material systems that DVL believes may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment includes seeking information from certain material vendors which provide certain external services to DVL although DVL cannot control whether or the manner in which such services will be provided. In addition, DVL's assessment includes assessing whether its significant customers are Year 2000 compliant or will be Year 2000 compliant prior to Year 2000. DVL believes that its internal computer systems are currently Year 2000 compliant. To date, the cost of DVL's Year 2000 assessment and compliance efforts has not been material to DVL's results of operations or liquidity and DVL does not anticipate that the cost of completing its assessment and compliance project will be material to its results of operations or liquidity. Any costs associated with addressing Year 2000 Issues will be expensed as incurred.


                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:

    10.1 - Agreement of Sublease between
           Barclays Bank PLC and DVL, Inc.
    10.2 - Consent To Sublease
    27   - Financial Data Schedule

(B) There were no reports on Form 8-K filed during the three months ended September 30, 1998.


                                     18
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.


                                        By:
                                              _____________________________
                                             Gary Flicker, Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Chief Accounting Officer)

November 12, 1998







































                                     19

                               EXHIBIT INDEX
                               -------------

    10.1 - Agreement of Sublease between
           Barclays Bank PLC and DVL, Inc.
    10.2 - Consent To Sublease
    27   - Financial Data Schedule