Form 10-K
period 1998-12-31
DVL INC /DE/
filed 1999-03-30
CIK 215639

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998, OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 1-8356
                    ------

                                    DVL, INC.
-------------------------------------------------------------------------------
           Exact name of Registrant as specified in its charter)

            Delaware                                    13-2892858
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


70 East 55th Street, 7th Floor, New York                10022
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 350-9900
                                                   --------------

         Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
      Title of Each Class                      on Which Registered
 ----------------------------                 ---------------------
 Common Stock, $.01 par value                         None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 22, 1999 was $3,322,890.

The number of shares outstanding of Common Stock of the Registrant as of March 15, 1999 was 16,560,450.

                                 DVL, INC.

              INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                  THE SECURITIES AND EXCHANGE COMMISSION
                       YEAR ENDED DECEMBER 31, 1998

                            ITEMS IN FORM 10-K
                            ------------------

                                                                   Page
                                                                   ----
                                  PART I

Item  1.  Business                                                   1
Item  2.  Properties                                                 7
Item  3.  Legal Proceedings                                          7
Item  4.  Submission of Matters to a Vote of Security Holders        7


                                  PART II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                       8
Item  6.  Selected Consolidated Financial Data                       9
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      11
Item  7A. Quantitative and Qualitative Disclosures About
           Market Risk                                              17
Item  8.  Financial Statements and Supplementary Data               17
Item  9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                      17


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant        18
Item 11.  Executive Compensation                                    20
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                          24
Item 13.  Certain Relationships and Related Transactions            27


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                             30

                                 PART I

     This 1998 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

ITEM 1.  BUSINESS.

OVERVIEW
--------

     DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in the ownership and servicing of a portfolio of secured commercial mortgage loans, as well as acting as the general partner of the limited partnerships which own the properties which secure such mortgages (each an "Affiliated Limited Partnership").

      DVL is the general partner of approximately 100 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 3.7 million square feet. A majority of the properties are subject to long-term triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The remaining properties are shopping centers, industrial properties and other commerical properties. In connection therewith, the Company performs real estate and partnership management services.

     The mortgage loans held by the Company are primarily "wrap-around" mortgage loans which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders which self liquidate from the base rents payable by the underlying tenant over the primary term of the related lease. The Company effectively receives mortgage payments from the Affiliated Limited Partnerships upon the direct receipt by the underlying mortgage holder of their required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships percentage rent income as additional debt service. The Company's other principal assets include (a) loans made to limited partners of Affiliated Limited Partnerships, which loans are secured by the limited partnerships interests held by such limited partners, (b) long term leasehold interests in certain commercial properties, (c) investments as a limited partner in certain Affiliated Limited Partnerships and (d) certain other real estate.

     The Company derives the majority of its income as a result of the difference in the effective interest rates on its wrap-around mortgages and the interest rates on the underlying mortgages, from a share of percentage rents received from various tenants of the Affiliated Limited Partnerships,
                                         1
from rentals received as a result of its long term leasehold interests, from fees received as General Partner of the Affiliated Partnerships (including disposition and management fees) as well as from distributions received as a limited partner in the Affiliated Limited Partnerships and from the sale of partnership properties.

     Through an arrangement developed with a related entity, "Opportunity Fund", which Opportunity Fund is described below, the Company continues to seek out and participate in investment opportunities related to its existing asset base. These opportunities do not require the direct investment of the Company's capital. To date, the Opportunity Fund has purchased several mortgages secured by properties owned by certain Affiliated Limited Partnerships as well as a leasehold interest in a commercial property and various limited partnership interests in Affiliated Limited Partnerships.
The Company, as a participant in the Opportunity Fund, has a right to participate in profits after the investors in the Opportunity Fund receive a required return on their investment.

     At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $60 million, which expire in various years through 2013 with approximately $55 million expiring through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLs as provided under the Internal Revenue Code of 1986, as amended. Accordingly, there can be no assurance that a significant amount of the Company's existing NOLs will be available to the Company at such time.

     As a result of focusing on historic issues and resolving claims of creditors, the Company has lacked sufficient cash resources to develop new business and has therefore been focused on (i) managing, administering and servicing its existing loan portfolio, the Affiliated Limited Partnerships and the mortgages it holds on such properties, and (ii) seeking to sell or refinance or otherwise maximize the value of the real estate assets of DVL and its Affiliated Limited Partnerships. In addition, the Company has implemented significant measures to reduce its operating expenses. Operating expenses, excluding provision for losses, for 1998 were $1,899,000 compared to operating expenses of $2,243,000 in 1997 and $2,536,000 in 1996, respectively.

     DVL's cash flow provided by current operations is insufficient to meet its cash requirements. In order for it to meet its short-term cash needs, the Company has been, and will over the next 12 months continue to be required to augment its cash flow with additional cash generated from either the selling or refinancing of its assets. This cash shortfall has been narrowed in each of the past three years. (See Management Discussion and Analysis of Financial Conditions and Results of Operations).

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing real estate properties, the Affiliated Limited Partnerships and the mortgages on loans to such Affiliated Limited Partnerships, (ii) increase its participation in the Opportunity Fund, and
(iii) expand through the acquisition of one or more companies to generate positive income and cash flow. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions.
                                         2
The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock. However, the Company has no current commitments or arrangements for such additional financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all. NPO has agreed to waive any events of defaults that may exist under their servicing agreements due to the deferral of fees through December 31, 1999 and has further agreed to loan to the Company, any amounts needed for quarterly obligations due to a creditor through January 1, 2000.

     Effective January 1, 1994, the Company revoked its election to be taxed as a real estate investment trust ("REIT") and elected to be treated as a "Subchapter C" corporation for tax purposes. Management's intent in making this change was to enable the Company to have the flexibility to pursue new business activities which would generate income which is not qualified as REIT income.

     The principal executive offices of the Company are located at 70 East 55th Street, 7th Floor, New York, New York 10022. The Company's telephone number is (212) 350-9900. The Company and its subsidiaries have not engaged in any business activity outside of the United States.

BUSINESS ACTIVITIES
-------------------

     Mortgage Loans
     --------------

     The Company's mortgage loan portfolio consists primarily of long term wrap-around and other mortgage loans due from its Affiliated Limited Partnerships secured by income-producing commercial, office and industrial properties leased on a long-term basis to unaffiliated, creditworthy tenants. The principal tenant is Wal-Mart Stores, Inc. Most of such loans are subordinated obligations which do not presently produce any cash flow to the Company, but increase in value as the underlying mortgage loans are amortized over the primary term of the related lease. At December 31, 1998, the Company had investments in 40 mortgage loans to Affiliated Limited Partnerships with an aggregate mortgage balance due of $92,755,000 less underlying mortgages of $38,517,000 and a carrying value for financial reporting purposes of $18,379,000 as of December 31, 1998, prior to a loan loss reserve of approximately $7,421,000 in connection with its mortgage loan portfolio. All of these mortgage loans are currently pledged to secure the indebtedness of the Company to NPM Capital LLC ("NPM"), NPO Management LLC ("NPO"), and together with NPM, the "NPM Parties") and Blackacre Capital Group, LLC ("BCG"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. (See Items 7 and 13 below for a description of certain related transactions involving the NPM Parties).

     Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases under which they are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.




                                         3
In addition to base rent, most leases also require the tenant to pay additional rent equal to a percentage of gross receipts from the tenant's operation of a property above a specified amount ("Percentage Rent"). In virtually all cases where the partnership is entitled to receive Percentage Rent, a portion of such rent is required to be paid to the Company as additional interest or additional debt service on the long-term mortgage.

     The Company has the right to refinance the outstanding mortgage loans underlying its wrap-around mortgage loans due from Affiliated Limited Partnerships, subject to any prepayment penalties, provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap-around loan. The Company also has the right to arrange senior financing secured by properties on which it holds first or second priority mortgage loans by subordinating such mortgage loans, subject to the same such limitations.

     In 1997, the Company refinanced five mortgages which generated approximately $957,000 in excess of the existing underlying mortgage loans. In 1998, the Company refinanced one mortgage which generated approximately $40,000 in excess of the existing underlying mortgage. The excess funds were used to pay the expenses of the refinancings, and to pay down the NPM Loan, as required by the applicable loan agreements. The amounts obtained from these refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of these refinancings, the Company's asset base available for future refinancings has diminished.

     Loans Secured by Limited Partnership Interests
     ----------------------------------------------

     The Company also maintains a relatively small portfolio of loans to individual limited partners of the Affiliated Limited Partnerships, which loans are secured by their respective limited partnership interests. As of December 31, 1998, such loans had an aggregate carrying value of $894,000, prior to a loan loss reserve of approximately $722,000. Substantially all of such loans were non-performing. The Company, through NPO, has been aggressively attempting to collect these loans including the institution of litigation and foreclosure on the limited partnership interests, where appropriate.

     The following table sets forth the number of loans outstanding, aggregate loan balances, including accrued interest, and the allowances for loan losses, of the above investments at December 31, 1998. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan.














                                         4

                                                     Number     Aggregate     Allowance
                                                       of         Loan        for Loan
                 Type of Loan                         Loans      Amount         Losses
                 ------------                        ------     ---------     ---------
                                                            (dollars in thousands)
Long-term mortgages due from Affiliated
 Limited Partnerships, net of underlying
 liens totaling $38,517                                         $26,323
   Less unearned interest (1)                                    (7,944)
                                                                -------
      Total loans collateralized by mortgages          40        18,379        $ 7,421
                                                      ---       -------        -------
Loans collateralized by limited partnership
 interests                                             51           894            722
                                                      ---       -------        -------
Advances due from affiliated partnerships              18           431            292
                                                      ---       -------        -------
      Total loans                                     109       $19,704        $ 8,435
                                                      ===       =======        =======

------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.

     Investments in Affiliated Limited Partnerships
     ----------------------------------------------

     The Company over the years has acquired various limited partnership interests in its Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements.

     Partnership and Property Management
     -----------------------------------

     The Company is the general partner of approximately 100 Affiliated Limited Partnerships from which it receives management, transaction and other fees. The Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, is engaged in the management of two industrial properties located in New Jersey pursuant to master lease interests. These master leases permit PSC to sub-lease portions of the properties to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the Partnerships that own the master lease properties.

     In June 1998, the Company entered into a Management Services Agreement with a limited partnership in which certain of its partners are affiliates of NPO to render certain services. This agreement shall continue until the date that all of these partnerships' assets are sold or at any time prior, with 30 days notice by either party. As compensation, the Company receives an aggregate fee equal to (a) a monthly fee (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement.

     In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee.

                                         5
     Real Estate Holdings
     --------------------

     The Company currently owns two properties located in Kearny, New Jersey. One parcel, consisting of 6.9 acres of land, is leased for an annual rent of $30,000 to an Affiliated Limited Partnership which owns the buildings and improvements on the parcel. The Company has contracted with an affiliated entity to sell one of the properties to the Opportunity Fund. It is anticipated that this sale will be consummated in the second quarter of 1999. There can be no assurance that this sale will be consummated. In connection with the sale, the Company will also be repaid on a mortgage which it holds on the leasehold interest. The other property consisting of approximately two acres of land underlying approximately 80,000 square feet of manufacturing, warehousing and commercial buildings was leased to an Affiliated Limited Partnership ("Toch") through November of 1998, which Affiliated Limited Partnership owned the buildings and improvements subject to a mortgage held by the Company. In November of 1998, the Company foreclosed the mortgage and now owns the buildings and improvements.

     The Company currently maintains a reserve of $208,000 on the value of these properties.

     Opportunity Fund
     ----------------

    The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO, and Pem Mil Management LLC, an affiliate of NPO ("Pem Mil"), and together with PNM, the ("NPO Affiliates") are parties to a certain Agreement Among Members (the "Opportunity Agreement"). The Opportunity Agreement has a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provides for an arrangement (the "Opportunity Fund") whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds from its reserves or available from operations, and without financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund has a right of first refusal to finance such Opportunity.

     The Opportunity Fund is expected to pursue each Opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by BCG and the NPO Affiliates. The Company will receive up to 20% of the profits from an opportunity after BCG and the NPO Affiliates receive the return of their investment plus preferred returns ranging from 12% to 20%.

     The transactions in which the Opportunity Fund may engage include, for example, acquisition of partnership interests from existing limited partners of Affiliated Limited Partnerships, and investment in certain properties owned by the Company or such partnerships, where capital may be required to enhance value but is not currently available to the Company. There can be no assurance that the Opportunity Fund's activities will generate profit distributions to the Company.

                                         6
     As of March 9, 1999, the Opportunity Fund has purchased seven wrap mortgages of Affiliated Limited Partnerships from an unaffiliated third party, acquired limited partnership units from unaffiliated individuals in two Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, it is anticipated that the Opportunity Fund will acquire a property of an Affiliated Limited Partnership in the near future. To date, DVL has not realized any monies from these investments.

     Employees
     ---------

     As of March 15, 1999, the Company had thirteen employees all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 6,000 square feet of office space. The lease for such office space is due to expire on February 7, 2003. The base rent is $227,160 per annum, plus real estate tax and operating expense escalation clauses.
A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has settled all lawsuits brought against it in prior years by various creditors, shareholders, and partners in Affiliated Limited Partnerships. The Company from time to time is a party in various lawsuits incidental to its business operations. In the opinion of the Company, none of such litigation in which it is currently a party, if adversely determined, will have a material adverse effect on the Company's financial condition or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II


ITEM 5.  MARKET FOR DVL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 22, 1999, DVL stock was trading at $.22 based on the last sale price. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the
NASD for 1998 and 1997.   Such prices are inter-dealer prices without retail
mark-up, mark-down or commission, and do not represent actual transactions.

1998                                     High         Low
----                                    ------       -----
First Quarter . . . . . . . . . . . .   $ .20       $ .07
Second Quarter  . . . . . . . . . . .     .185        .14
Third Quarter . . . . . . . . . . . .     .17         .13
Fourth Quarter  . . . . . . . . . . .     .19         .125

1997                                     High         Low
----                                    ------       -----
First Quarter . . . . . . . . . . . .   $ .23       $ .19
Second Quarter  . . . . . . . . . . .     .19         .15
Third Quarter . . . . . . . . . . . .     .16         .08
Fourth Quarter  . . . . . . . . . . .     .11         .05

     At March 22, 1999, there were 3,776 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.


























                                         8

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           Consolidated Statements of Operations Data
                                                            (In thousands except for per share data)
                                                                     Year Ended December 31

                                                  1994          1995           1996          1997          1998
                                                  ----          ----           ----          ----          ----
Revenues
  Affiliates                                   $  3,450       $  2,868       $  2,037      $  2,171     $  2,349
  Other                                             334            369            399            70          528
                                               --------       --------       --------      --------     --------
          Total                                $  3,784       $  3,237       $  2,436      $  2,241     $  2,877
                                               ========       ========       ========      ========     ========

Loss from continuing operations                $(12,887)      $ (5,780)      $ (4,471)     $ (2,415)    $   (758)

Loss from discontinued operations                  (223)             -              -             -            -
                                               --------       --------       --------      --------     --------
Loss before extraordinary gain                  (13,110)        (5,780)        (4,471)       (2,415)        (758)
Extraordinary gain on the settlement of           1,935          7,900          8,349         4,011          202
 indebtedness                                  --------       --------       --------      --------     --------
          Net Income (loss)                    $(11,175)      $  2,120       $  3,878      $  1,596     $   (556)
                                               ========       ========       ========      ========     ========
Earnings (loss) per share - basic and diluted
  Loss from continuing operations              $  (1.54)      $   (.58)      $   (.31)     $   (.15)    $   (.04)
  Loss from discontinued operations                (.03)             -              -             -            -
                                               --------       --------       --------      --------     --------

  Loss before extraordinary gain                  (1.57)          (.58)          (.31)         (.15)        (.04)
  Extraordinary gain on the settlement of           .23            .79            .58           .25          .01
   indebtedness                                --------       --------       --------      --------     --------
   Net Income (loss)                           $  (1.34)      $    .21       $    .27      $    .10     $   (.03)
                                               ========       ========       ========      ========     ========

                                                        Consolidated Balance Sheet Data
                                                                 (In thousands)
                                                               As at December 31


                                         1994          1995         1996           1997         1998
                                         ----          ----         ----           ----         ----
Total assets                           $54,085       $41,499      $26,634        $19,636      $16,991
                                       =======       =======      =======        =======      =======

Long-term debt and notes payable       $32,018       $32,290      $20,340        $12,143      $ 9,937
                                       =======       =======      =======        =======      =======

Short-term debt                        $ 9,657       $ 1,060      $     -        $     -      $     -
                                       =======       =======      =======        =======      =======
Shareholders' equity (capital
 deficiency)                           $(5,131)      $(1,330)     $ 3,582        $ 5,279      $ 4,775
                                       =======       =======      =======        =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION
------------

     The Company is a commercial finance company which is primarily engaged in the ownership and servicing of a portfolio of secured commercial mortgage loans, as well as managing numerous properties and the limited partnerships which typically own such properties.

     DVL's cash flow provided by current operations is insufficient to meet its cash requirements. In order for it to meet its short-term cash needs, the Company has been required to augment its cash flow with additional cash generated from either the selling or refinancing of its assets. This cash shortfall has been narrowed in each of the past three years.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing real estate properties, the Affiliated Limited Partnerships and the mortgages on loans to such Affiliated Limited Partnerships, (ii) increase its participation in the Opportunity Fund, and
(iii) expand through the acquisition of one or more companies to generate positive income. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions. The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock. The Company has no current commitments or arrangements for such additional financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all.

     At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $60 million, which expire in various years through 2013. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLs as provided under the Internal Revenue Code of 1986, as amended. Accordingly, there can be no assurance that a significant amount of the Company's existing NOLs will be available to the Company at such time.

SIGNIFICANT EVENTS
------------------

     NPM and NPO Transactions
     ------------------------

     In an effort to alleviate its liquidity problems and to meet certain mandatory debt repayment requirements, on September 27, 1996, the Company entered into a loan transaction with NPM under a certain Amended and Restated Loan Agreement dated as of March 27, 1996 (the "Original Loan Agreement"), pursuant to which NPM purchased certain loans from creditors of the Company, and agreed to make principal installment payments of up to $600,000 on DVL's obligations to two of its creditors. NPM has fulfilled this additional funding obligation. The original principal loan amount to NPM was $8,382,000


                                        11
(the "Original Loan"), which was $3,150,000 in excess of the aggregate balances due on the loans sold to NPM. Accordingly, the transaction resulted in a loss of $880,000 in 1996 and an effective interest rate of 15% on the NPM loan in 1998, 1997 and 1996, respectively. In March and April 1997, NPM advanced the Company an aggregate of $200,000, which amount is being paid back to NPM pari passu with the Original Loan. In addition, from January 1998 through March 1999, NPM advanced amounts aggregating an additional $370,000 to the Company to fund quarterly payments to a creditor of the Company. All advances not contemplated by the Original Loan bear interest at 15% per annum and are being paid pari passu with the Original Loan (such amounts, collectively, are referred to herein as the "NPM Loan").

     Under the terms of the NPM Loan, the principal balance is payable over six years with interest accruing at the rate of 10.25% per annum. The NPM Loan has certain minimum principal paydowns required, of which, to date, the Company has exceeded these minimums. As of December 31, 1998, the amount payable to NPM was $4,155,000. Subsequent to December 31, 1998, NPM advanced $87,500 to fund a quarterly payment due a creditor of the Company and was paid $655,000 from proceeds realized by the Company upon satisfaction of one of its mortgage loans. As of March 9, 1999, NPM is due approximately $3,555,000, including accrued interest.

     In connection with the transactions contemplated by the Original Loan Agreement, in March 1996, the Company, NPO, an affiliate of certain principals of NPM, entered into an Asset Servicing Agreement (the "Asset Servicing Agreement"), pursuant to which NPO is providing the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. In consideration for such services, the Company is required to pay NPO $600,000 per year (with cost of living increases) over the seven-year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the first two years and to defer reduced amounts during the third year. DVL had accrued service fees of $1,714,000 as of December 31, 1998. NPO has waived any event of default which may exist under the Asset Servicing Agreement during the period through December 31, 1999, based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997, and may continue to do so. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 1999.

     In connection with the Original Loan Agreement, certain affiliates of NPM acquired an aggregate of 1,000,000 shares (the "Base Shares") of the Company's Common Stock in exchange for $200,000. The Base Shares currently represent approximately 6% of the outstanding Common Stock of the Company.
An affiliate of NPM also acquired 100 shares of preferred stock of the Company for $1,000. The Company issued to affiliates of the NPM Parties warrants (the "Warrants"), exercisable as of January 1999 in accordance with the terms of such Warrants, to purchase such number of shares of Common Stock as, when added to the Base Shares, represent an aggregate of 49% of the outstanding Common Stock of the Company on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions. The Warrants expire on December 31, 2007. The Warrants were valued for financial statement purposes at $516,000


                                        12
at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method. Pursuant to a stockholders agreement entered into among each of the parties that acquired the Base Shares and the Warrants, such parties agreed, among other things, that the Warrants may not be exercised until September 27, 1999.

     The possibility that some or all of the Warrants may be exercised creates the potential for significant dilution of the current stockholders. The actual dilutive effect cannot be currently ascertained, since it depends on whether, and if so to what extent, the Warrants are exercised.

     Recent Debt Tender Offers
     -------------------------

     From October 27, 1997 through February 27, 1998 (the "First Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for its outstanding 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes") at a price of $0.12 per $1.00 principal amount of the Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a stockholder class action lawsuit. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer ($5,818,540 through December 31, 1997, and an additional $405,850 through the First Expiration Date). An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below). Notes with an aggregate principal amount of $6,336,428 remained outstanding as of December 31, 1998, including those purchased by Blackacre.

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. The Second Offer expires on April 16, 1999, unless the Second Offer is extended by the Company.

     The Company has had the option to redeem the outstanding Notes since January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may be issued to redeem the outstanding Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers.

      The First Offer effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997 and $202,000 for the quarter ended March 31, 1998. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre and the NPM Parties as of October 20, 1997,



                                        13
in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% compounded monthly per annum payable at maturity. Total borrowings under the BC Arrangement were $1,560,000, including $500,000 borrowed for the Second Offer as of March 9, 1999, payable at maturity. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 in the First Offer and will acquire 15% of the notes in the Second Offer.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to the NPM Parties under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness owing to the NPM Parties and, with respect to individual assets, the related secured lender. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company (i) upon the execution of the Amended Loan Agreement issued to Blackacre 325,000 shares of Common Stock and (ii) issued to Blackacre, at the First Expiration Date, 328,000 additional shares of Common Stock, based on a formula contained in the Amended Loan Agreement. For the year ended December 31, 1997, the Company recorded a cost of $29,000 for the 325,000 shares and accrued a cost of $52,000 for the 328,000 shares, based on the market value of such shares as of the respective dates of issuance, discounted to reflect the fact that they constitute restricted securities under applicable regulations.

RESULTS OF OPERATIONS
---------------------

     DVL realized a net loss, after extraordinary gains, of $556,000 for the year ended December 31, 1998, compared to net income, after extraordinary gains, of $1,596,000 and $3,878,000 for the years ended December 31, 1997 and 1996, respectively. Extraordinary gains decreased as a result of decreased gains on debt settlements, to $202,000 for 1998 compared to $4,011,000 and $8,349,000 for 1997 and 1996, respectively. The net loss from operations in 1998 was $758,000 before extraordinary gains as compared to net losses before extraordinary gains in 1997 and 1996 of $2,415,000 and $4,471,000 respectively.

     While DVL continued to have operating losses in 1998, these losses have been substantially reduced as a result of an increase in income and a decrease in operating expenses.



                                        14
    Interest on mortgage loans and partnership management fees from Affiliated Limited Partnerships increased slightly in 1998 over 1997 and 1996 even though DVL's mortgage portfolio and number of Affiliated Limited Partnerships had continued to reduce in size during each of the three years. This increase was primarily a result of the Company's re-evaluation of several mortgage loans in its portfolio. Transaction fees and other fees from Affiliated Limited Partnerships increased in 1998 over 1997, although in both 1998 and 1997 fees were lower than those received in 1996. Transaction fees are earned in connection with the sales of partnership properties and refinancings of underlying mortgages. Distributions from investments in Affiliated Limited Partnerships in 1998 were substantially lower than those in 1997 as was rent and other income from Affiliated Limited Partnerships.

     Rental income from others was $330,000 in 1998 as compared to $0 in 1997 and 1996. This resulted from a change in the amortization method of the leasehold interest held by DVL. Previously, the leasehold was being amortized at a rate equal to the income. This would have meant that the asset would have been fully amortized years before the termination of the leasehold. Therefore, amortization of the leaseholds were adjusted prospectively from January 1998 to reflect the remaining term of the leases and the Company began recognizing rental income as received.

     General and operating expenses which include provisions for losses, general and administrative expenses, NPO's managements fee and legal and professional fees were slightly lower in 1998 as compared to 1997 and were substantially lower than 1996. This resulted from a reduction in the general and administrative expenses of approximately $300,000 in 1998 as compared to 1997 and approximately $700,000 in 1998 as compared to 1996; a continued reduction in legal and professional fees in 1998 as compared to 1997 and 1996; and a reversal of a provision for losses in 1998 which provided a credit against expenses of $153,000. NPO's asset management servicing fee of $600,000 was constant in 1998 as compared to 1997 and was pro-rated in 1996 to reflect that such services were not provided during the entire year.

      Interest expense in 1998 declined substantially, principally as a result of a reduction in interest on notes issued in settlement of shareholder litigation as a result of the repurchase of such notes in 1997 and 1998. This resulted in a decrease in the interest expense from litigation settlement to $584,000 in 1998 as compared to $1,010,000 in 1997 and $993,000 in 1996. In addition, interest on the indebtedness owed to NPM continued to decrease as such loan has been repaid. Interest to others continues to decrease as a result of repayments of debt. The substantial reduction in interest to others from 1997 as compared to 1996 was a result of the purchase of certain loans by NPM in 1996 which is reflected in the increase in NPM's interest expense beginning in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests in real estate, management fees from the operation of Affiliated Limited Partnerships and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. The Company's portfolio of loans to Affiliated Limited Partnerships currently does not produce substantial cash flow from operations because most of the cash received from the mortgages is used to pay the debt service on mortgages on the properties senior to those held by the Company, with any excess being used to pay principal and interest on the NPM Loan based on the collateral interest in such mortgages held by NPM and certain other creditors.
                                        15
     As a result of the above factors, the Company continues to experience liquidity problems though at a level lower than in prior years. To enable the Company to meet its short-term operating needs, the Company continues to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. There still remains some risk that the Company may not be able to raise the necessary funds with which to continue operations. NPO has agreed to waive any events of defaults that may exist under their servicing agreements due to the deferral of fees through December 31, 1999 and has further agreed to loan to the Company any amounts needed for quarterly obligations due to a creditor through January 1, 2000.

     The Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the First Offer and an additional $500,000 was borrowed as of March 9, 1999 for the Second Offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until the Company satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     From January 1998 through March 1999, NPM advanced additional amounts aggregating $370,000 to DVL to fund quarterly payments to a creditor of the Company. These advances were not required under the original loan transaction with NPM, consummated in September 1996 (the "Original Loan"). These advances bear interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the advances, are referred to in the aggregate herein as the NPM Loan.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES
-------------------------------------------------

     The Company's portfolio of mortgage loans made to Affiliated Limited Partnerships consists primarily of loans made at fixed rates of interest. Therefore, increases or decreases in market interest rates are generally not expected to have an effect on the Company's earnings. Other than as a factor in determining market interest rates, inflation has not had a significant effect on the Company's net income for the past three years.

YEAR 2000 ISSUE
---------------

     Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and the Year 2000. The Company's internal computing systems are primarily limited to hardware and software for its financial systems, such as general ledger and accounts receivable and payable systems. The Company is not dependent on large legacy systems and does not use mainframes.
                                        16
     The Company's management has conducted an assessment of the Company's operations from an internal, vendor and customer perspective. The assessment addresses all of the Company's material computer systems, applications and any other material systems that the Company believes may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment includes seeking information from certain material vendors which provide certain external services to the Company although the Company cannot control whether or the manner in which such services will be provided. In addition, the Company's assessment included assessing whether its significant customers are Year 2000 compliant or will be Year 2000 compliant prior to Year 2000. The Company believes that its internal computer systems are currently Year 2000 compliant. To date, the cost of the Company's Year 2000 assessment and compliance efforts has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing its assessment and compliance project will be material to its results of operations or liquidity. Any costs associated with addressing Year 2000 issues will be expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's portfolio of mortgage loans made to Affiliated Limited Partnerships consists primarily of loans made at fixed rates of interest. Therefore, increases or decreases in market interest rates are generally not expected to have an effect on the Company's earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, together with the accountants' report thereon of Richard A. Eisner & Company, LLP, are set forth on pages F-1 through F-26, which follow. The financial statements are listed in Item 14(a)(1) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


























                                        17
                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF DVL

     A. The following table sets forth the name of each director and executive office of the Company, and the nature of all positions and offices with the Company held by him at present. The term of all directors (other than the special purpose director) expires at the Company's next annual meeting of stockholders, which will be held later in 1999 on a date to be scheduled. The term of all executive officers expires at the next annual meeting of directors, to be held immediately thereafter.

           NAME                             POSITION
           ----                             --------
  Frederick E. Smithline     Chairman of the Board & Director
  Myron Rosenberg            Director
  Allen Yudell               Director
  Alan E. Casnoff            President and Chief Executive Officer
  Gary Flicker               Executive Vice President and Chief Financial
                               Officer
  Sharon Jacoby              Vice President, Secretary and General Counsel
  Keith B. Stein             Special Purpose Director

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

     MYRON ROSENBERG (age 70) has served as a director of the Company since 1973. Mr. Rosenberg is currently a financial consultant. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. He is currently also a director of Deotexis, Inc. and Magna-Lab, Inc.

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

     ALAN E. CASNOFF (age 54) has served as President of the Company since November 1994, and was a director from October 1991 to September 1996. Mr. Casnoff served as Executive Vice President of the Company from October 1991

                                        18
to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From June 1992 to June 1997, Mr. Casnoff had also been of counsel to the Philadelphia, Pennsylvania law firm of Fox, Rothschild, O'Brien & Frankel. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. From 1969 to October 1990, Mr. Casnoff was associated with the Philadelphia, Pennsylvania law firm of Saul, Ewing, Remick & Saul, previous legal counsel to the Company and Kenbee. In July 1997, Mr. Casnoff became of counsel to said law firm.

     GARY FLICKER (age 39) became Vice President and Chief Financial Officer of the Company in April 1997 and Executive Vice President in September 1998. Mr. Flicker is a Certified Public Accountant. From January 1996 to April 1997, he was a financial consultant, performing acquisition analysis and financial reporting consulting services. From November 1985 to November 1994, he was Vice President - Director of Real Estate Accounting and Financial Analysis with Integrated Resources, Inc. ("Integrated"), a publicly-held real estate investment company. In February 1990, Integrated filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code, and the proceeding was concluded in November 1994. Thereafter, until December 1995, Mr. Flicker served as Senior Real Estate Controller for Concurrency Management, Inc. which was engaged by Integrated's successor to perform management services. Mr. Flicker's principal responsibilities for Integrated involved the performance of accounting, tax and financial reporting services, as well as financial analysis for limited partnerships in which a subsidiary of Integrated was the general partner. From November 1983 to November 1985, Mr. Flicker was a Supervising Senior Accountant at Kenneth Leventhal & Company, C.P.A.s, and from September 1980 to November 1983 he was a Senior Accountant at Garnick, Mansfield, et al., C.P.A.s (formerly Lester Witte & Company).

     SHARON H. JACOBY (age 37) served as Assistant Secretary and Associate Counsel of the Company from 1997 to August 1998 and since September of 1998 has served as Vice President, Secretary and General Counsel. From 1994 to 1997, Ms. Jacoby was a real estate associate at the New York law firm of Rubin Baum Levin Constant & Friedman and from 1991 to 1994 she was an associate with the law firm of Rosenman & Colin in New York.

      KEITH B. STEIN (age 41) has been a special purpose director of the Company since September 1996. Mr. Stein is the Vice Chairman, Chief Executive Officer, and a director of National Auto Finance Company, Inc. (NASDAQ/OTC: NAFI), a specialty automobile finance company. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein is an affiliate of NPM.

(c)  Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance
     ------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to such persons were satisfied.
                                        19

ITEM 11.    EXECUTIVE COMPENSATION


     A. SUMMARY COMPENSATION TABLE
        --------------------------

     The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 1998 and (if applicable) in 1997 and 1996:  (1) the person serving as the Company's chief executive officer during 1998; (2) those other persons who were serving as executive officers as of the end of 1998 whose compensation exceeded $100,000 during 1998:

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                        Annual Compensation               Long-Term Compensation Awards
                             ---------------------------------------     -------------------------------

                                                                           Securities
                                                       Other Annual        Underlying            LTIP
    Name              Year     Salary       Bonus      Compensation        Options/SAR         Payouts

    ----              ----   -----------   -------   ---------------     --------------      -----------
Alan E. Casnoff       1998   $120,000          -            -              25,000(4)              -
President and Chief   1997    186,500          -            -              50,000(4)              -
Executive Officer     1996    300,000          -            -             300,000(5)              -

Gary Flicker          1998   $125,000      $15,000          -              25,000(4)              -
Executive Vice        1997     84,549       15,000      27,123(3)          50,000(4)              -
President and Chief
Financial Officer(1)

Daniel Baldwin        1998   $ 85,689          -            -              25,000(4)              -
Vice President,       1997     87,437       15,000          -              25,000(4)              -
Secretary and
General Counsel(2)
----------------------

 (1) Mr. Flicker became Vice President and Chief Financial Officer of the Company on April 16, 1997 and Executive
     Vice President in September 1998.  The amounts shown as his salary and bonus for 1997 represent the amounts paid to him for services rendered from April 16, 1997 through December 31, 1997.
 (2) Mr. Baldwin became Vice President, Secretary and General Counsel of the Company on April 7, 1997.  The amounts shown as his salary and bonus for 1997 represent amounts paid to him for services rendered from April 7, 1997 through December 31, 1997.  Mr. Baldwin resigned as of August 27, 1998 as Vice President, Secretary, and
     General Counsel of the Company.  The amounts shown as his salary for 1998 represents amounts paid to him for services rendered from January 1, 1998 through August 27, 1998.
 (3) Represents consulting fees paid by the Company to Mr. Flicker for services during the period February 18, 1997 through April 15, 1997.
 (4) Consists of options to purchase shares of Common Stock under the 1996 Stock Options Plan, granted to Messrs.
     Casnoff and Baldwin on April 9, 1997 and Mr. Flicker on April 17, 1997 (50,000, 25,000 and 50,000, respectively), and options to purchase 25,000 shares granted to each of such persons on January 9, 1998 as a bonus in respect of services rendered in 1997.
 (5) Represents options to purchase shares of Common Stock, granted on September 17, 1996, in exchange for performance units (considered to be stock appreciation rights) previously granted under the Performance Plan, which was terminated concurrently with the ratification and approval of the 1996 Stock Option Plan on said date.

                                                         20
     B. OPTION GRANTS IN LAST FISCAL YEAR
        ---------------------------------

     The following table sets forth information as to options granted in 1998 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan provides for the grant of options to purchase up to 1,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

     The Plan provides that any Employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its NOL's (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions".

     As of December 31, 1998, options to purchase 1,020,131 shares were outstanding under the Plan and 479,869 shares were available for issuance upon exercise of options which may be granted in the future.

                                     Individual Grants                                 Grant Date Value
                      -------------------------------------------------------------  -------------------

                                             Percentage of
                                             Total Options
                      Number of Securities     Granted to    Exercise
                       Underlying Options     Employees in     Price     Expiration      Grant Date
     Name(1)               Granted(1)        Fiscal Year(2)  ($/Sh)(3)      Date      Present Value (4)
-------------------   --------------------   --------------  ---------   ----------  -------------------
Alan E. Casnoff              25,000                30.1        0.0775     01/08/08         $1,750
Gary Flicker                 25,000                30.1        0.0775     01/08/08          1,750
Daniel Baldwin               25,000                30.1        0.0775     01/08/08          1,750


(1)  Individual grants to employees become exercisable in whole or in installments, and at such times, and subject to the fulfillment of any conditions on exercisability (in addition to the Section 382
     Restrictions) as may be determined by the Compensation Committee of the Board of Directors (the
     "Committee") at the time of grant.  All options listed in the above table became exercisable upon grant, subject only to the Section 382 Restrictions.  The Committee also has the discretion to establish provisions relating to the forfeiture of an option in connection with the employee's termination of employment with the Company, or to grant any option without a forfeiture provision.
     Each of the options listed in the above table provides that the option will be forfeited upon termination of employment for "cause" (as therein defined).  In addition, the options granted to
     Messrs. Baldwin and Flicker limit the period of exercise after termination under other circum-
     stances (except death or disability).
(2)  Total options granted to employees in fiscal year 1998 was 83,000.
(3)  Represents the fair market value of the underlying shares on the date of grant (determined in accordance with the Plan as the closing price of the Common Stock on the OTC Bulletin Board).
(4)  The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table.  The Company does not believe that the Black-Scholes model, or any other model, can accurately determine the value of an option.  Accordingly, there is no assurance that the value, if any, realized by an option holder will be at or near the value estimated by the
     Black-Scholes model.  Future compensation resulting from option grants is based solely on the per-
     formance of the Company's stock price.  The Black-Scholes ratio of .07 was determined using the following assumptions:  a volatility of 80%, an historic average dividend yield of 0%, a risk free interest rate of 5.5% and a 10 year projected exercise period.

                                                        22

     C.  FISCAL YEAR-END OPTION VALUES
         -----------------------------

     The following table sets forth information as to options held as of the end of 1998 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 1998. All options held by said officers at fiscal year-end were immediately exercisable.

                  Number of Securities Underlying     Value of Unexercised
                   Unexercised Options At Fiscal      In The Money Options
      Name                    Year End                 At Fiscal Year End
      ----        -------------------------------     --------------------
Alan E. Casnoff               375,000                        $2,000
Gary Flicker                   75,000                         2,000
Daniel Baldwin                 50,000                         2,000

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

     On September 17, 1997 and 1998, options to purchase 15,000 shares of Common Stock were granted to each of the three directors (Messrs. Rosenberg, Smithline and Yudell). The options were granted under the Plan, which provides for automatic grants of options for 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vested immediately and are exercisable for a term of ten (10) years from the date of grant. The exercise price is equal to the fair market value on the date of grant.

     E.  EMPLOYMENT CONTRACTS AND ARRANGEMENTS
         -------------------------------------

     Daniel Baldwin entered into an Employment Agreement with the Company, effective as of April 7, 1997, providing for his employment as Vice President, Secretary and General Counsel for a one-year term at an annual salary of $125,000, and for the grant of 25,000 stock options under the Plan upon commencement of employment. Effective January 1, 1998, Mr. Baldwin's annual salary was increased to $130,000. The Employment Agreement with Mr. Baldwin expired on April 7, 1998 and was not renewed. However, Mr. Baldwin continued to be employed by the Company, without an Employment Agreement as Vice President, Secretary and General Counsel, until August 27, 1998, the effective date of his resignation.

    Gary Flicker entered into an Employment Agreement with the Company, effective as of April 16, 1997, providing for his employment as Vice President and Chief Financial Officer for a one-year term at an annual salary of $120,000, and for the grant of 50,000 stock options under the Plan upon commencement of employment. Effective January 1, 1999 and 1998, Mr. Flicker's annual salary was increased to $132,500 and $125,000, respectively.



                                        23
The Employment Agreement with Mr. Flicker expired on April 16, 1998 and was not renewed. However, Mr. Flicker continues to be employed by the company, without an Employment Agreement, as Chief Financial Officer and Executive Vice President.

     The Company also entered into Indemnification Agreements with Messrs. Baldwin and Flicker, effective upon commencement of their employment, contractually obligating the Company to indemnify each of them, to the fullest extent permitted by applicable law, in connection with claims arising from their service to, and activities on behalf of, the Company.

     As of August 11, 1998, the Company entered into Indemnification Agreements which agreements are substantially the same as those entered into with Mssrs. Baldwin and Flicker.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        -----------------------------------------------

     Set forth below is information concerning persons known to the Company to be beneficial owners of more than 5% of the Common Stock as of March 15, 1999.

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
     c/o Lawrence J. Cohen
     70 East 55th Street
     Seventh Floor
     New York, NY 10022

NOTES TO TABLE
--------------

(1) As set forth in a joint schedule 13D filed with the Securities and Exchange Commission (the "Commission"), (a) the persons listed below are members of a group (the "Shapiro Group"), and said persons share dispositive power with each other and with the members of the Cohen Group (see footnote 2 to this table), as to 1,000,000 shares of the Company's Common Stock, and
(b) each of the members of the Shapiro Group has sole voting power with respect to the number of shares (out of the total of 1,000,000 shares) set forth below opposite his name. (See Item 12c)

     The members of the Shapiro Group, and the number of shares as to which each of said persons has sole voting power, are as follows:








                                        24

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

      (2) As set forth in joint Schedule 13D filed with the Commission, (a) the persons listed below are members of a group (the "Cohen Group"), and said persons share dispositive power with each other and with the members of the Shapiro Group (see footnote 1 to this table), as to 1,000,000 shares of the Company's Common Stock, and (b) each of the members of the Cohen Group has sole voting power with respect to the number of shares (out of the total of 1,000,000 shares) set forth below opposite his name. (See Item 12c)

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

     B.  SECURITY OWNERSHIP OF MANAGEMENT
         --------------------------------

     The following table sets forth the beneficial ownership of Common Stock by each director, each of the executive officers named in the Summary Compensation Table set forth in Item 11(A), above, and all executive officers and directors as a group (7 persons), as of March 15, 1999.










                                        25

          Name of            Amount and Nature of     Percentage
    Beneficial Owner(1)      Beneficial Ownership     of Class*
   ----------------------    --------------------     ----------
   Daniel Baldwin                    50,000(2)              **
   Alan E. Casnoff                  585,000(3)             3.5%
   Gary Flicker                      75,000(4)              **
   Myron Rosenberg                  218,854(5)             1.2%
   Frederick E. Smithline            87,550(6)              **
   Keith B. Stein                 1,000,000(7)             6.0%
   Allen Yudell                      45,000(8)              **
   All current directors
   and executive officers
   as a group (7 persons)         2,061,404(9)            12.4%

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

(1) Messrs. Casnoff and Flicker are executive officers of the Company. Messrs. Rosenberg, Smithline and Yudell are the regular directors, and Mr. Stein is the special purpose director. Mr. Baldwin was an executive officer until August 27, 1998.

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

(5) Includes 4,300 shares held by Mr. Rosenberg's wife, of which 4,300 shares he disclaims beneficial ownership, and 30,000 shares which may be acquired upon the exercise of currently exercisable options.

(6) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common and 6,000 shares held by Mr. Smithline's wife, of which 6,000 shares Mr. Smithline disclaims beneficial ownership. Also includes 30,000 shares which may be acquired upon the exercise of currently exercisable options.

(7) Mr. Stein is a member of the Shapiro Group and shares dispositive power as to 1,000,000 shares with the members of said group, and with the members of the Cohen Group. Mr. Stein has sole voting power as to 68,343 of said shares.

(8) Represents 45,000 shares which may be acquired upon the exercise of currently exercisable options.

(9) Number of shares and percentage owned includes 605,000 shares which may be acquired through exercise of currently exercisable options held by certain of the named persons. Number of outstanding shares for purpose of computation of percentage of ownership by the group includes such shares.
                                        26
     C. CHANGES IN CONTROL
        ------------------

     In connection with the Original Loan by NPM in September 1996, the Company issued to, or for the benefit of, the members of the Shapiro Group (who are affiliates of NPM) and the Cohen Group (who are affiliates of NPM and NPO), warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the 1,000,000 shares listed in the table in
Item 12(A) above, represent rights to acquire up to 49% of the outstanding Common Stock on a full diluted basis. Except under certain circumstances, the Warrants were not exercisable prior to January 1999 in accordance with the terms of such Warrants. Pursuant to a stockholders agreement entered into among each of the parties that acquired the Base Shares and the Warrants, such parties agreed, among other things, that the Warrants may not be exercised until September 27, 1999. If and at such time as any or all of the Warrants are exercised, it is possible that a "change in control" of the Company, within the meaning of applicable rules and regulations under the Securities and Exchange Act of 1934, may be deemed to occur, depending upon the extent of exercise.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            NPM AND NPO TRANSACTIONS
            ------------------------

     The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382,000; (ii) 1,000,000 shares of Common Stock (representing 6.0% of the Common Stock now outstanding) were issued to, and purchased by, the members of the Shapiro Group and the Cohen Group (see
Item 12(A) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) warrants to purchase additional shares of Common Stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the members of the Shapiro Group and the Cohen Group; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an Asset Servicing Agreement dated March 27, 1996.

     In March and April 1997, NPM advanced the Company an additional $200,000. In addition, from January 1998 through March 1999, NPM advanced additional amounts aggregating $370,000 to DVL. These advances were not required under the Original Loan Documents. As of March 9, 1999, the amount of the Company's indebtedness to NPM was approximately $3,555,000, and the Company had accrued service fees to NPO in the amount of approximately $1,950,000.

     The members of the Shapiro Group and of the Cohen Group are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company is an affiliate of NPM, and therefore has a material interest in said transactions.



                                        27
     In June 1998, the Company entered into a Management Services Agreement with a limited partnership where certain of its partners are affiliates of NPO, to render certain services. The agreement shall continue until the date that all these partnerships' assets are sold or at any time prior with 30 days notice by either party. As compensation, the Company earns an aggregate fee equal to (a) a monthly fee plus (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions an amount of cash equal to 25% of the profits, as defined in the agreement. For 1998, the Company received compensation equal to $35,000.

     In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee. For 1998, the Company received compensation equal to $36,000.

     Opportunity Fund
     ----------------

    The Company, BCG, PNM, and Pem Mil are parties to the Opportunity Agreement. The Opportunity Agreement has a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provides for an arrangement (the "Opportunity Fund") whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds from its reserves or available from operations, and without financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund has a right of first refusal to finance such Opportunity.

     The Opportunity Fund is expected to pursue each Opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by BCG and the NPO Affiliates. The Company will receive up to 20% of the profits from an Opportunity after BCG and the NPO Affiliates receive the return of their investment plus preferred returns ranging from 12% to 20%. As part of its obligation under the Opportunity Agreement, certain employees of DVL also perform certain services on behalf of the Opportunity Fund. Pem Mil is to serve as managing member of each special purpose limited liability company formed in connection with the Opportunity Fund, for which it receives out of the proceeds generated from Opportunities, a maximum aggregate annual fee based upon capital invested by the members, in consideration for management services.

     The transactions in which the Opportunity Fund may engage include, for example, acquisition of partnership interests from existing limited partners of Affiliated Limited Partnerships, and investment in certain properties owned by the Company or such partnerships, where capital may be required to enhance value but is not currently available to the Company. There can be no assurance that the Opportunity Fund's activities will generate profit distributions to the Company.




                                        28
     As of March 9, 1999, the Opportunity Fund has purchased seven wrap mortgages of Affiliated Limited Partnerships, acquired limited partnership units in two Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, it is anticipated that the Opportunity Fund will acquire a property of an Affiliated Limited Partnership in the near future. Currently, DVL has not realized any monies from these investments.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                 Item 8
                                                              Page No.
                                                              --------

          Independent Auditors' Report                          F- 1

          Consolidated Balance Sheets -
          December 31, 1998 and 1997                            F- 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 1998                               F- 4

          Consolidated Statements of Shareholders'
          Equity (Deficiency) for each of the years
          in the three year period ended December
          31, 1998                                              F- 5

          Consolidated Statements of Cash Flows for
          each of the years in the three year period
          ended December 31, 1998                               F- 6

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

     (3)  INDEX OF EXHIBITS

     The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):

     3.   ARTICLES OF INCORPORATION AND BY-LAWS.

     (a) DVL's Certificate of Incorporation, filed March 28, 1977 (Incorpo-rated by reference to Exhibit 6(d) to DVL's Form S-1 Registra-tion Statement No. 2-58847 dated April 28, l977.)

     (b) DVL's Certificate of Amendment to Certificate of Incorporation, filed July 13, 1977 (Incorporated by reference to Exhibit 6(e) to Amendment No. 1. to DVL's Form S-1 Registration Statement No. 2-58847 dated August 25, l977.)

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

     (h) DVL's Certificate of Amendment to Certificate of Incorporation filed September 17, 1996. (Incorporated by reference to DVL's DVL's proxy statement dated July 31, 1996 - Exhibit I.)

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

    10.4 Amended and Restated Loan Agreement between DVL and NPM, dated as of March 27, 1996. (Incorporated by reference to Exhibit 10(b)(33) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.5 Asset Servicing Agreement between DVL, PSC, Kenbee Realty and NPO dated as of March 27, 1996. (Incorporated by reference to Exhibit 10(b)(34) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.6 Third Voting Trust Extension between R&M Holding Company and Alan Casnoff dated March 7, 1996. (Incorporated by reference to
          Exhibit 10(b)(35) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.7 Amended and Restated Loan Agreement between DVL, and NPM, dated dated March 27, 1996 (Incorporated by reference to Proxy State-ment dated July 31, 1996 - Exhibit A.)

    10.8 Amended and Restated Negotiable Promissory Note from DVL to NPM (Incorporated by reference to DVL's Proxy Statement dated July July 31, 1996 - Exhibit B.)

    10.9 Asset Servicing Agreement between DVL and NPO (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit C.)

    10.10 Stock Purchase Agreement between DVL and NPM (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit D.)

    10.11 Securities Purchase Agreement between DVL and NPM (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit E.)

    10.12 Common Stock Warrant issued by DVL to NPO (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit F.)

    10.13 DVL 1996 Stock Option Plan (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit K.)

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

    10.16 Amendment dated as a July 10, 1996, to Amended and Restated Loan Agreement dated as of March 27, 1996 between DVL and NPM. (In-corporated by reference to Exhibit 10.3.1 to DVL's Form 10-Q for the quarter ended June 30, 1997.)

    10.17 Second Amendment dated as of September 27, 1996, to Amended and Restated Loan Agreement dated as of March 27, 1996 between DVL and NPM. (Incorporated by reference to Exhibit 10.3.2 to DVL's Form 10-Q for the quarter ended June 30, 1997.)

    10.18 Third Amendment dated as of March 6, 1997, to Amended and Restated Loan Agreement dated as of March 27, 1996 between DVL and NPM and Promissory Note dated as of March 6, 1997, comprising Exhibit A-1 thereto. (Incorporated by reference to Exhibit 10.3.3 to DVL's Form 10-Q for the quarter ended June 30, 1997.)

    10.19 Fourth Amendment dated as of October 20, 1997, among DVL, Black-acre, NPM and NPO, to Amended and Restated Loan Agreement, dated as of March 27, 1997, as amended, between DVL and NPM. (Incorpo-rated by reference to Exhibit 10.1 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

    10.20 Promissory Note dated as of October 20, 1997, in the original principal amount of $1,760,000 from DVL to Blackacre. (Incorpo-rated by reference to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

    10.21 Subordination Agreement, dated as of October 20, 1997, among DVL, Blackacre, NPM and NPO. (Incorporated by reference to Exhibit
          10.3 to DVL's Form 10-Q for the quarter ended September 30, 1997).

    10.22 Agreement Among Members dated April 10, 1998, by and among Black-acre, PNM, Pem Mil, and DVL.

    10.23 Management Services Agreement dated June 1, 1998, by and between DVL and PBD Holdings, LP ("PBD").

    10.24 Waiver of Event of Default and Agreement regarding the Demand and Payment of Fees dated March 1999 by NPO.

   15.    SUBSIDIARIES OF DVL.

          The Company's only significant subsidiary is Professional Service Corporation (a Delaware corporation).

  *27.    FINANCIAL DATA SCHEDULE

(b)  No reports on Form 8-K were filed during the quarter ended December
     31, 1998.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: March 30, 1999             By:
                                     ___________________________
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----



______________________
Alan E. Casnoff              President and Chief Executive    March 30, 1999
                             Officer (Principal Executive
                             Officer)


______________________
Gary Flicker                 Executive Vice President and      March 30, 1999
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)


______________________
Frederick E. Smithline       Director                         March 30, 1999



______________________
Allen Yudell                 Director                         March 30, 1999



______________________
Myron Rosenberg              Director                         March 30, 1999

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: March 30, 1999             By: /s/ Alan E. Casnoff
                                     ___________________________
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

/s/ Alan E. Casnoff
__________________________
Alan E. Casnoff              President and Chief Executive    March 30, 1999
                             Officer (Principal Executive
                             Officer)

/s/ Gary Flicker
__________________________
Gary Flicker                 Executive Vice President and     March 30, 1999
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

/s/ Frederick E. Smithline
__________________________
Frederick E. Smithline       Director                         March 30, 1999


/s/ Allen Yudell
__________________________
Allen Yudell                 Director                         March 30, 1999


/s/ Myron Rosenberg
__________________________
Myron Rosenberg              Director                         March 30, 1999

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------



            Consolidated Financial Statements of DVL, Inc.
           and Subsidiaries and Independent Auditors Report




                                                                  Page
                                                                  ----

Independent Auditors' Report                                      F- 1

Consolidated Balance Sheets-December 31, 1998 and 1997            F- 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 1998          F- 4

Consolidated Statements of Shareholders' Equity
 (Deficiency) for each of the years in the three year
  period ended December 31, 1998                                  F- 5

Consolidated Statements of Cash Flows for each of the
  years in the three year period ended December 31, 1998          F- 6

Notes to Consolidated Financial Statements                        F- 9



































                         RICHARD A. EISNER & COMPANY, LLP
                                575 Madison Avenue
                              New York, NY 10022-2597
-----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
DVL, Inc.
New York, New York

     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 9, 1999

                            DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                 December 31,
                                                           ----------------------
                                                              1998        1997
                           ASSETS                          ----------  ----------
                           ------
Loans receivable, including amounts maturing after one
 year - principally pledged
  Affiliates:
     Wrap-around and other mortgages due from affiliated
      partnerships (net of underlying liens of $38,517
      and $45,306, respectively)                           $ 26,323    $ 30,815
     Unearned interest                                       (7,944)     (8,350)
                                                           --------    --------
     Net mortgage loans receivable from affiliated
      partnerships (including $0 and $2,711 of
      non-performing loans, respectively)                    18,379      22,465


  Others:
     Non-performing loans collateralized by limited
      partnership interests due from limited partners           894       1,690
     Due from affiliated partnerships                           431       1,869
                                                           --------    --------
  Total loans receivable                                     19,704      26,024
  Allowance for loan losses                                   8,435      11,869
                                                           --------    --------
  Net loans receivable                                       11,269      14,155

Cash (including restricted cash of $77 for 1998 and 1997)       392         496
Investments
  Real estate at cost - pledged (net of an allowance for
   loss of $208 for 1998 and 1997)                              704         289
  Real estate lease interests                                 1,489       1,621
  Affiliated limited partnerships (net of an allowance for
   loss of $1,051 and $1,246, respectively)                   1,449       1,461
  Other investments (net of an allowance for loss of $400
   for 1998 and 1997)                                           648         648
Prepaid financing and other assets                            1,040         966
                                                           --------    --------
    Total assets                                           $ 16,991    $ 19,636
                                                           ========    ========










See notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       (in thousands except per share data)


                                                                 December 31,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Long-term debt - NPM Capital LLC                          $ 3,921     $  5,310
  Long-term debt - Other                                      1,870        2,773
  Notes payable - litigation settlement                       4,146        4,060
  Asset Service Fee Payable - NPO                             1,714          925
  Accounts payable and accrued liabilities                      565          993
                                                           --------     --------
     Total liabilities                                       12,216       14,061
                                                           --------     --------
Deferred credits                                                  -          296
                                                           --------     --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized - 100
   shares, issued - 100 shares at December 31, 1998
   and 1997                                                       1            1
  Common stock, $.01 par value authorized - 40,000,000
   shares at 1998 and 1997, issued - 16,560,450 shares
   and 16,232,450 shares at December 31, 1998 and 1997,
   respectively                                                 166          162
  Additional paid-in capital                                 95,288       95,240
  Deficit                                                   (90,680)     (90,124)
                                                           --------     --------
     Total shareholders' equity                               4,775        5,279
                                                           --------     --------
     Total liabilities and shareholders' equity            $ 16,991     $ 19,636
                                                           ========     ========















See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except per share data)

                                                 Year Ended December 31,
                                           ----------------------------------
                                              1998        1997        1996
                                           ----------  ----------  ----------
Income from affiliates:
  Interest on mortgage loans               $    1,078  $      900  $      962
  Gain on satisfaction of mortgage loans          173           -           -
  Partnership management fees                     417         411         449
  Transaction and other fees from
   partnerships                                   497         435         561
  Distributions from investments                  148         360           -
  Rent and other income                            36          65          65
Income from others:
  Rent income                                     330           -           -
  Distributions from investments                   31           -           -
  Interest on mortgage loans                        -           -         109
  Interest on loans to limited partners
   collateralized by limited partnership
   interests                                        -           -          15
  Other interest                                    8           4          15
  Other income                                    159          66         260
                                           ----------  ----------  ----------
                                                2,877       2,241       2,436
                                           ----------  ----------  ----------
Operating expenses:
  Provision (recovery) for losses                (153)          -       1,810
  General and administrative                    1,142       1,459       1,877
  Asset Servicing Fee - NPO Management LLC        600         600         464
  Legal and professional fees                     157         184         195
Interest expense
  NPM Capital LLC                                 780         849         242
  Litigation Settlement                           584       1,010         993
  NPO                                             194          90          18
  Others                                          331         464       1,308
                                           ----------  ----------  ----------
                                                3,635       4,656       6,907
                                           ----------  ----------  ----------
Operating loss before extraordinary gain         (758)     (2,415)     (4,471)
Extraordinary gain on the settlements
 of indebtedness                                  202       4,011       8,349
                                           ----------   ---------  ----------
      Net (loss) income                    $     (556) $    1,596  $    3,878
                                           ==========  ==========  ==========

Earnings per share - basic and diluted:

    (Loss) before extraordinary gain       $     (.04) $     (.15) $     (.31)
    Extraordinary gain on the settlements
     of indebtedness                              .01         .25         .58
                                           ----------  ----------  ----------
      Net (loss) income                    $     (.03) $      .10  $      .27
                                           ==========  ==========  ==========

   Weighted average shares outstanding     16,508,329  15,788,535  14,339,905
                                           ==========  ==========  ==========

See notes to consolidated financial statements.

                                                  DVL, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                                 (in thousands except per share data)

                                                           Preferred Stock      Common Stock     Additional
                                                           ---------------  --------------------   paid-in
                                                            Shares  Amount     Shares    Amount    capital   Deficit    Total
                                                           -------- ------  ----------- -------- ---------- --------- --------
Balance-January 1, 1996                                           -  $   -  13,260,850  $    133   $94,135   $(95,598) $(1,330)

Issuance of common stock in satisfaction of certain claims        -      -     290,000         3        46          -       49
Issuance of common stock in connection with the modification
 of the convertible subordinated debentures                       -      -     728,600         7       151          -      158
Issuance of common stock in connection with creditor settlement   -      -     200,000         2        48          -       50
Issuance of common stock in connection with the Loan from
 NPM Capital LLC                                                  -      -   1,000,000        10       190          -      200
Issuance of preferred stock in connection with the Loan
 from NPM Capital LLC                                           100      1           -         -         -          -        1
Issuance of warrants in connection with the Loan from
 NPM Capital LLC                                                  -      -           -         -       516          -      516
Issuance of compensatory stock options                            -      -           -         -        60          -       60

Net income                                                        -      -           -         -         -      3,878    3,878
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1996                                       100      1  15,479,450       155    95,146    (91,720)   3,582

Issuance of common stock in satisfaction of certain claims        -      -     550,000         6        44          -       50
Issuance of common stock in connection with the loan from
 NPM Capital LLC                                                  -      -     150,000         1        21          -       22
Issuance of common stock in connection with the loan from
 Blackacre Bridge Capital, LLC                                    -      -     325,000         3        26          -       29
Retirement of Shares of Common Stock                              -      -    (272,000)       (3)        3          -        -

Net income                                                        -      -           -         -         -      1,596    1,596
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1997                                       100      1  16,232,450       162    95,240    (90,124)   5,279

Issuance of common stock in connection with the loan from
 Blackacre Bridge Capital, LLC                                    -      -     328,000         4        48          -       52

Net loss                                                          -      -           -         -         -       (556)    (556)
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1998                                       100  $   1  16,560,450  $    166   $95,288   $(90,680) $ 4,775
                                                            =======  =====  ==========  ========   =======   ========  =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
Cash flows from operating activities:
 Loss before extraordinary gain                  $   (758)  $ (2,415)  $ (4,471)
  Adjustments to reconcile net loss before
   extraordinary gains to net cash provided
   by (used in) operating activities
    Provision for losses                             (153)         -      1,810
    Accrued interest added to indebtedness            460        394        885
    Cancellation of subordinated debentures             -          -       (133)
    Amortization of unearned interest on loans
     receivable                                        63        (57)        63
    Amortization of real estate lease interests       132          -          -
    Amortization of debt discount                     105        154         24
    Amortization of deferred charges                    -         34         74
    Stock issued for services and settlements           -        101          -
    Issuance of compensatory stock options              -          -         60
    Imputed interest on notes and debentures          584      1,010      1,002
    Amortization of deferred credits                 (296)       (25)         -
    Net (increase) in other assets                    (39)       (27)      (367)
    Net (decrease) in accounts payable
     and accrued liabilities                         (376)      (555)      (989)
    Net increase in asset service fee - NPO           789        553        372
    Net decrease (increase) in due from affiliated
     partnerships                                       3        (28)         -
                                                 --------   --------   --------
      Net cash provided by (used in) operating
       activities                                     514       (861)    (1,670)
                                                 --------   --------   --------
Cash flows from investing activities:
  Collections on loans receivable (net of
   payments on underlying loans)                    2,558      6,094     12,068
  Investments in limited partnerships                 (23)         -          -
  Net reductions in real estate lease interests         -        344        335
  Distributions received on affiliated limited
   partnership interests and other investments          -        779        280
                                                 --------   --------   --------
      Net cash provided by investing activities  $  2,535   $  7,217   $ 12,683
                                                 --------   --------   --------

                                      (continued)












See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from new borrowings                   $    600   $  3,522   $  4,749
  Repayment of indebtedness                        (3,457)    (8,610)   (16,412)
  Payments related to debt tender offer              (296)      (678)         -
  Proceeds from the issuance of common and
   preferred stock                                      -          -        201
  Payments on guaranteed indebtedness                   -       (115)      (238)
  Payments on subordinated debentures                   -       (334)         -
                                                 --------   --------   --------

     Net cash (used in) financing activities       (3,153)    (6,215)   (11,700)
                                                 --------   --------   --------

Net (decrease) increase in cash                      (104)       141       (687)
Cash, beginning of year                               496        355      1,042
                                                 --------   --------   --------

Cash, end of year                                $    392   $    496   $    355
                                                 ========   ========   ========

Supplemental disclosure of cash flow
 information:

  Cash paid during the year for interest,
   excluding amounts paid on underlying
   loans                                         $    256   $    571   $  1,111
                                                 ========   ========   ========



                                      (continued)

















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   1998      1997      1996
                                                 -------   -------   -------

Supplemental disclosure of non-cash investing and financing activities:

  Net loans and other assets transferred to
   settle indebtedness and satisfy loan
   guarantees                                    $     -   $     -   $   250
                                                 =======   =======   =======

  Net reduction in indebtedness pursuant
   to creditor settlements                       $     -   $ 1,104   $ 8,374
                                                 =======   =======   =======

  Net reduction of Notes Payable - Debt
   Tender Offer                                  $   202   $ 2,907   $     -
                                                 =======   =======   =======

  Reduction in accrued liabilities upon
   issuance of Common Stock                      $    52   $    22   $   257
                                                 =======   =======   =======

  Investments in affiliated partnerships
   transferred to settle litigation claims       $     -   $     -   $   108
                                                 =======   =======   =======

  Common stock issued in connection with a
   creditor settlement                           $     -   $    50   $    50
                                                 =======   =======   =======

  Increase in other assets upon issuance
   of common stock                               $     -   $     -   $    46
                                                 =======   =======   =======

  Real estate asset acquired in satisfaction
   of mortgage receivable                        $   416   $     -   $     -
                                                 =======   =======   =======

  Note received in sale of affiliated
   partnership units                             $    88   $     -   $     -
                                                 =======   =======   =======









See notes to consolidated financial statements.

                        DVL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of commercial mortgage loans due from affiliated partnerships, loans due from limited partners collateralized by their interests in affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL's has one active subsidiary, Professional Service Corporation ("PSC") and two inactive subsidiaries; Del-Val Capital Corp. (DVCC) and RH Interests, Inc. (RH) which have been consolidated in these financial statements. All material intercompany transactions and accounts are eliminated in consolidation.

     DVL is the general partner of certain limited partnerships, which are treated as affiliates in these financial statements. DVL has operational control over the limited partnerships; however, significant transactions are subject to limited partner approval.

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

c. ALLOWANCE FOR LOSSES: Specific loss reserves are provided as required based on management's evaluation of the underlying collateral on each loan or investment (Note 4).

d. DEPRECIATION: Depreciation is provided by charges to operations on either a straight-line basis or accelerated basis at rates which will allocate the cost of the assets over their estimated useful lives.

e. DEFERRED CHARGES: Deferred charges applicable to debt financing are amortized using the effective interest rate method.

f. INCOME RECOGNITION: Interest income is not recognized on the non-performing portion of DVL's loan portfolio. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on DVL's restructured mortgage loan portfolio is recognized using an imputed interest rate based upon the anticipated future cash flow and yield to maturity (Note
3). Gains on sales of real estate to affiliates are recognized in income generally under the installment method, whereby the gain on the portion of the sales price which is not received in cash is deferred at the time of sale and recognized proportionately as cash is subsequently collected.





g. FEDERAL INCOME TAXES: DVCC, PSC and RH are included in DVL's consolidated federal income tax return.

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

     At December 31, 1998, DVL had net operating loss carryforwards for income tax purposes of approximately $60 million available to offset future taxable income, if any, expiring through 2013, with approximately $55 million expiring through 2007. Temporary differences arise from differences between financial reporting and income tax reporting relating primarily to provisions for loan and other losses and remaining notes outstanding of the notes payable pursuant to the shareholder litigation settlement, which are currently not deductible for income tax purposes. DVL's deferred tax asset of approximately $31 million, which is comprised of the tax benefit of net operating loss carryforwards of approximately $24 million and temporary differences represented primarily by non-deductible loan reserves and the issuance of the notes payable pursuant to the shareholder litigation is fully reserved for due to the uncertainty of realizing taxable income in the future
(Notes 2 and 11).   DVL's total deferred tax asset decreased by approximately
$2,000,000 in 1997 from 1996. DVL believes that its ability to utilize its tax loss carryforward will neither be adversely affected by the issuance of stock, stock options and warrants, pursuant to existing agreements with various lenders and with its shareholders, nor the issuance of convertible debentures.


2.   Basis of Presentation and Financial Condition

      DVL's limited cash flow generated by its restructured mortgage portfolio is currently used to pay liens senior to DVL's, and any excess is used to fund principal and interest payments on the NPM Loan (as herein after defined), based on the collateral interest of NPM Capital LLC in the mortgages (Note 6), and to pay certain other creditors. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its cash flow deficiency. NPO has agreed to defer amounts due from their management agreement through December 31, 1999, unless DVL has sufficient cash to fund its operations through that date.

     In November 1992, DVL, Kenbee Management, Inc. ("Kenbee"), DVL's former manager, and the limited partners of certain affiliated partnerships reached a settlement in the limited partnership class action litigation ("Limited Partner Settlement") and, concurrently with this settlement, DVL reached settlements with a number of its creditors providing for the restructuring of a substantial portion of DVL's defaulted indebtedness and loan guarantees. The Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of its cash flow received from affiliated partnership mortgages and other loans receivable from affiliated partnerships, as well as a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 to 2012.






     DVL has implemented significant measures to reduce its operating expenses. However, in order to enable DVL to continue to meet its short term operating needs, DVL intends to continue to augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or borrowings.


3.   Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an affiliated partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated partnerships; interim second mortgage loans due from affiliated partnerships; and loans due from limited partners collateralized by their interests in affiliated partnerships ("Partners' Notes") and are principally pledged to collateralize DVL's indebtedness to NPM (Note 6). DVL's mortgage portfolio includes 31 loans with a net carrying value of $13,867,000 which are due from affiliated partnerships that own properties leased to Wal-Mart Stores, Inc.

      During 1998, DVL refinanced a mortgage which generated approximately $40,000 in excess of the underlying mortgage loan. In 1997, DVL refinanced five mortgages which generated approximately $957,000 in excess of the underlying mortgage loans. The excess funds were used to pay the expenses of the refinancings and repay the NPM Loan (see note 6(e)), as required by the NPM loan agreement. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably.

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from affiliated partnerships which bore interest at effective rates of up to 15% per annum, aggregating $1,745,000 and $1,623,000 at December 31, 1998 and 1997, respectively, and mature through 2027. The effect of the modification on these mortgages on DVL's interest income for 1998 was not material.

     In addition, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. These loans, at the time of the restructuring, bore interest at 3% over DVL's average interest rate for short-term borrowings and matured through 1996. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2031. As of December 31, 1998, the modified loans due directly from the partnerships aggregated $12,733,000 net of underlying mortgages of $30,350,000. Management currently does not anticipate realizing a material amount of interest income over the remaining terms of these modified loans. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $4,000,000 in 1998, $4,400,000 in 1997 and $5,000,000
in 1996.







     DVL's mortgage and other loans due from affiliated partnerships, an unaffiliated entity and limited partners are as follows:

                                                                   1998                                   1997
                                                 ------------------------------------   ----------------------------------------
                                                                  Accrued                                   Accrued
                                                                  Interest  Allowance                       Interest   Allowance
                                                 Number           Included  For Loan    Number              Included   For Loan
Mortgage Loans Due From Affiliated Partnerships    of     Loan    In Loan    Losses       of      Loan      In Loan     Losses
(dollar amounts in thousands)                    Loans   Balance  Balance   (Note 4)    Loans    Balance    Balance    (Note 4)
-----------------------------------------------  ------ --------  --------  ---------   ------  --------    --------   ---------
Long-term wrap-around mortgage loans (net of
  underlying loans) ranging from $208 to
  $3,196 in 1998 and from $208 to $3,140 in
  1997, maturing at various dates through
  August 2027 (a)                                  10   $ 10,716   $ 78     $ 1,121       10    $ 10,676    $ 204      $ 1,352

Other long-term mortgage loans ranging from
  $739 to $1,373 in 1998 and from $909 to
  $1,454 in 1997, maturing at various dates
  through December 2029 (b)                         2      2,874      -         191        4       4,845        7          219

Long-term wrap-around and other mortgage
  loans (net of underlying loans) acquired
  from Kenbee pursuant to the Limited
  Partner Settlement ranging from $2 to
  $1,844 in 1998 and from $2 to $1,845
  in 1997, maturing at various dates through
  June 2031 (c)                                    28     12,733      -       6,109       32      15,294        -        7,231
                                                  ---   --------  -----     -------      ---    --------   ------      -------
Total mortgage loans                               40     26,323     78       7,421       46      30,815      211        8,802

Loans Collateralized By Limited Partnership Interests
-----------------------------------------------------
Loans ranging from $2 to $336 in 1998 and
  1997, maturing at various dates through
  December 1995 (d)                                51        894      -         722       82       1,690        -        1,340

Due from affiliated partnerships
--------------------------------
Advances and Other                                 18        431      -         292       15       1,869        -        1,727
                                                  ---   --------  -----     -------      ---    --------   ------      -------
Total loans receivable                            109     27,648  $  78     $ 8,435      143      34,374   $  211      $11,869
Less unearned interest on partnership mortgage    ===             =====     =======      ===               ======      =======
  loans                                                    7,944                                   8,350
                                                        --------                                --------
Net loans receivable                                    $ 19,704                                $ 26,042
                                                        ========                                ========



                                                                      F-12
     (a) DVL previously funded certain wrap-around mortgages due from affiliated partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through August 2027, bear interest at effective rates of up to 15% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are reflected net of underlying mortgage loans of $8,167,000 in 1998 and $9,278,000 in 1997, which bear interest at rates ranging from 7.5% to 13.125%, are payable to unaffiliated lenders in monthly installments, mature on various dates through August 2011 and are
collateralized by liens senior to DVL's  liens.   See Note 6 for the five
year maturities of such underlying loans.

     (b) DVL's other long-term mortgage loans to affiliated partnerships mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. One loan of $1,029,000 in 1997 arose from DVL's sales of real estate prior to 1980 to Kenbee and affiliated partnerships in which Kenbee was a general partner. This loan was satisfied by foreclosure of the underlying real estate in 1998.

     (c) DVL acquired long-term wrap-around and other mortgage loans to affiliated partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223,000 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5%, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL subordinated its second mortgage position on sixteen of these loans as part of a refinancing in 1994. The wrap-around loans are reflected net of senior liens of $30,350,000 in 1998 and $36,028,000 in 1997, which bear interest at rates ranging from 7.5% to 14%, are payable to unaffiliated lenders on a zero coupon basis and in monthly installments, mature on various dates through January 2012 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages is also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

     (d) DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. All such partner loans matured at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at a variable rates up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, subject to additional interest charges payable upon the maturity of the loan, based on variable interest rates, which are further subject to minimum and maximum levels. Substantially, all of these loans were non- performing at December 31, 1998 and December 31, 1997.


     DVL's commercial mortgage loans, exclusive of its wrap-around mortgages, are collateralized by two first mortgages aggregating $2,874,000 at December 31, 1998 and four first mortgages aggregating $4,845,000 at December 31, 1997. The principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $35,000 in 1999, $39,000 in 2000, $41,000 in 2001, $43,000 in 2002 and $45,000 in
2003. All such commercial mortgage loans and the wrap-around mortgages are collateralized by liens on commercial and industrial properties located in various states.

Activity on all collateralized loans is as follows:

                                            1998       1997       1996
                                          --------   --------   --------
                                                   (in thousands)
Balance, beginning of year                $ 32,505   $ 45,229   $ 59,703
Collections on loans to affiliates          (2,558)    (6,094)    (9,924)
Collections on loans to others                   -          -     (2,144)
Loans transferred to satisfy indebtedness
 and guarantees                                  -          -       (250)
Loans reduced in connection with
 acquisition of the assets collateralizing
 such loans                                      -          -        (19)
Unearned interest offset against loans
 satisfied, sold and written off              (324)    (3,918)    (1,528)
Loans written-off and written down          (2,406)    (2,712)      (620)
Other                                            -          -         11
                                          --------   --------   --------
Balance, end of year                      $ 27,217   $ 32,505   $ 45,229
                                          ========   ========   ========

Unearned interest activity is as follows:

                                            1998       1997       1996
                                          --------   --------   --------
                                                   (in thousands)
Balance, beginning of year                $  8,350   $ 12,325   $ 14,411
Amortization to income                         (82)       (57)        63
Decrease in connection with the
 satisfaction or write-off of loans           (324)    (3,918)    (1,528)
Decrease in connection with
 restructuring of mortgage loans                 -          -       (621)
                                          --------   --------   --------
Balance, end of year                      $  7,944   $  8,350   $ 12,325
                                          ========   ========   ========











4.   Allowance for Losses and Other Reserves

     DVL's allowance for loan losses is based upon the value of the collateral underlying each loan in its portfolio. Management's evaluation of such collateral previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The evaluation considered the magnitude of DVL's non-performing loan portfolio, updated internally generated appraisals of certain properties, updated information on certain properties and DVL's anticipated liquidation of loans to meet future mandatory repayment obligations on certain indebtedness, as well as its cash flow deficiency.

     The allowance for losses on DVL's mortgage loan portfolio was calculated by first comparing the appraised value of the property collateralizing a mortgage loan, net of liens senior to DVL's liens, to DVL's net investment in the mortgage loan. For those mortgages which were modified, further losses were provided for by then comparing DVL's net investment in the mortgage loan, less any allowance necessary based upon the appraised value of the property, to the anticipated cash flow to be generated by the terms of the mortgage or the amount anticipated to be received through the liquidation of the mortgage. The partnership properties were valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes that, generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalued the property as it reasonably believed appropriate. The value of the partnership properties which are subject to percentage rents was based upon internally generated appraisals. Such appraisals valued the future percentage rents utilizing assumed sales growth percentages of up to 6% annually, based upon each individual store's sales history through January 31, 1993. Management evaluates and updates such appraisals, periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures. In addition, management provided for a reserve on certain of its mortgages and partnership investments (Note 5) for anticipated losses to be realized as certain of such assets are liquidated to meet DVL's mandatory repayment obligations (Note 6) and its operating cash flow deficiency.

     Based upon the ratification of the enforceability and validity of DVL's portfolio of Partners' Notes by the Limited Partner Settlement and the payment experience on such notes, management re-evaluated each note in its portfolio for specific loss reserves. As of December 31, 1998 and 1997, the notes deemed uncollectible were provided for assuming an estimated residual value of the related partnership investment of approximately 14% of the original investment, which reflects management's estimate of the investment's net realizable value.

Allowance for loan loss activity is as follows:
                                                 1998         1997
                                               --------     --------
                                                    (in thousands)
Balance, beginning of year                     $ 11,869     $ 14,581
Loans written-off and written-down               (3,434)      (2,712)
                                               --------     --------
Balance, end of year                           $  8,435     $ 11,869
                                               ========     ========

5.   Investments

     Real Estate
     -----------

     At December 31, 1998, DVL's real estate land investments, which are principally pledged to collateralize indebtedness to NPM (Note 6), consists of two parcels. One of these parcels is leased to an affiliate partnership under a long-term lease with annual rents of approximately $30,000. The second parcel was also leased to an affiliated partnership under a long term lease, however, this partnership had been in default in its monthly obligations. In December 1998, DVL as mortgagee foreclosed on the real estate building that secured its mortgage loan receivable, which was obligated by the same partnership that had been in default of its land lease agreement. DVL had a net carrying value of its mortgage receivable of approximately $417,000 at the time of foreclosure and has recorded its building at this same cost basis, as it approximates the current market value of the property. The partnership which had the land lease obligation to DVL, that DVL foreclosed upon, is being liquidated with no additional monies to be paid under its land lease agreement. At December 31, 1995, DVL provided for an aggregate $208,000 loss reserve on its land real estate investments, based on the current value of the properties. No additional provisions were made at December 31, 1997 or 1996.

     During 1993, DVL reached an agreement with one of its creditors under which DVL assigned its interest in three of its land leases and the related building improvements to affiliated partnerships. The carrying value of the transferred real estate assets aggregated $1,274,000. PSC holds the master lease positions for two properties, which were pledged to a creditor as collateral. Information for DVL's real estate land is as follows:

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










     Affiliated Limited Partnerships
     -------------------------------

     DVL acquired various interests in affiliated partnerships pursuant to the terms of certain settlement agreements. Management valued all of these investments at approximately 14% of the original investment amount due to potential anticipated losses upon liquidation of these investments (Notes 2, 3, 4, and 6), except for interests acquired in one partnership with an original investment aggregating $2,450,000 which were assigned to one of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property. During 1998, DVL recorded income of $148,000 from distributions received from these investments. During 1997, DVL recorded income of $360,000 from distributions received from these investments, including $270,000 of excess proceeds over the net carrying value on the one partnership investment, discussed above, carried at 40%.

The activity on DVL's investments in affiliated partnerships is as follows:

                                                      1998       1997
                                                     ------     ------
                                                       (in thousands)
Balance, beginning of year                           $1,461     $2,221
Various interests acquired through
 purchases and defaulted partner notes                  178        261
Distributions received                                 (255)    (1,345)
Income from distributions                               148        360
Write-offs and reserves                                 (83)       (36)
                                                      -----     ------
Balance, end of year                                 $1,449     $1,461
                                                     ======     ======

     At December 31, 1998, all DVL's investments in affiliated partnerships are pledged to collateralize indebtedness (Note 6).

     Other Investments
     -----------------

     In connection with a 1993 litigation settlement with three related partnerships that opted out of the Limited Partner Settlement, DVL received majority limited partnership interests in three new partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three partnerships which opted out. These investments were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans (Notes 3(c) and 4). Management has reserved a total of $400,000 as of December 31, 1998 primarily resulting from a decrease in the value of the underlying collateral of one of the three partnership mortgage loans. Prior to 1998, as distributions were received or the investments were disposed of, the carrying value was reduced and no income was recognized. In 1998, distributions in the amount of $31,000 were received by DVL and these amounts were recognized as income since it now anticipated that the expected future cash will exceed the carrying value.







6.   Long-Term Debt and Loans Payable Underlying Wrap-around Mortgages

     DVL's long-term debt is comprised of the following loans payable to unaffiliated lenders:

                                                      1998      1997
                                                     -------   -------
                                                       (in thousands)
  Loan collateralized by investments in limited
   partnerships currently bearing interest at 10%,
   matured in May 1998 (a)                           $     -   $   226
  Indebtedness restructured in 1995 collateralized
   by commercial mortgages maturing in 2001 (b)          660     1,010
  Loan collateralized by commercial mortgages
   currently bearing interest at 12% per annum,
   maturing February 27, 2000 (b) (c)                      3       727
  Loan collateralized by commercial mortgages
   and real estate bearing interest at 12% per
   annum, maturing October 2002 (d)                    1,207       810
                                                     -------   -------
                                                       1,870     2,773
                                                     -------   -------
  Loan indebtedness due NPM bearing interest at
   10.25% maturing in September 2002, collater-
   alized by commercial mortgages and real estate
   (net of debt discounts of $233,978 and $338,667
   for 1998 and 1997, respectively) (e)                3,921     5,310
                                                     -------   -------
   Total long-term debt                              $ 5,791   $ 8,083
                                                     =======   =======

     (a) In May 1998, DVL satisfied all debt obligations that were required by this loan.

     (b) During 1997, DVL repaid a creditor $1,474,000 in full satisfaction of a loan which had a current principal balance due of $1,901,000. This repayment resulted in an extraordinary gain of approximately $406,000 in the first quarter of 1997. The payment was made by refinancing the asset held by the creditor as collateral with a new unaffiliated lender in the principal sum of $2,000,000.

      (c) This loan requires monthly payments of principal and interest equal to cash flow, as defined, from the loan's collateral. Interest on the outstanding balance of the loan shall accrue at 12% per annum. The principal amount of the loan, and all accrued interest is due February 27, 2000. The loan may be prepaid prior to maturity, with certain prepayment penalties. From the proceeds, DVL remitted approximately $406,000 to NPM to repay the NPM Loan, as required by the NPM loan agreement. During 1998 and 1997, two of the properties that were collateral for this loan were sold, and the principal amount was substantially repaid.

    (d) See Debt Tender Offer (Note 7) for description of financing agreement with Blackacre Bridge Capital, LLC.

      (e) To better enable DVL to resolve its liquidity problems and to meet its certain mandatory repayment requirements, on September 27, 1996, DVL and NPM closed a loan transaction under a certain Loan Agreement dated March 27, 1996 (the "Original Loan Agreement"), pursuant to which NPM purchased three loans from three creditors, and agreed to make principal installment payments

                                       F-18
of up to $600,000 on DVL's obligation to two additional creditors (the "Original Loan"). NPM has fulfilled this additional funding obligation. The three purchased loans represented an aggregate outstanding balance of $7,501,000. Two of the five loans had negotiated discounts of $2,773,000. The actual amount loaned by NPM at the closing, which included the balances due to the above mentioned creditors, less the realized discount, plus NPM's costs, equaled $5,232,000. Included in the loan balance were NPM's costs (in excess of $175,000) incurred in connection with this transaction, such excess totaled approximately $503,000. In consideration of NPM's loan enabling DVL to avail itself of discounts to existing lenders, and for providing DVL with the extended payment schedule, the principal amount of the loan was increased by $3,150,000. All such funds advanced at the closing were consolidated into a single note with NPM in the amount of $8,382,000. For financial reporting purposes, DVL recognized an extraordinary loss of $880,000 on this transaction in 1996.

     In March and April 1997, NPM advanced DVL an aggregate of $200,000 (the "Additional Advances"). In addition, from January 1998 through February 1999, NPM advanced additional amounts aggregating $370,000 to DVL. These advances, which were not required under the Original Loan Agreement, bear interest at 15% per annum and will be paid pari passu with said loan. The Original Loan and the Additional Advances are referred to in the aggregate herein as the "NPM Loan".

     Under the terms of the NPM Loan, the principal balance is payable over six years with interest at the rate of 10.25%. DVL is required to make certain mandatory payments towards the principal balance over the term of the loan. The first such payment (when combined with all prior principal reductions) must be sufficient to reduce the principal balance of the NPM Loan by 15%, and was due by March 31, 1998. The next such payment, which must be sufficient to cause cumulative principal reductions to aggregate 33% of the principal balance, was due by December 31, 1998. The third such payment, which must be sufficient to cause cumulative principal reductions to aggregate 50% of the principal balance, is due by September 30, 1999. DVL's principal payments to date have exceeded these requirements; from September 27, 1996 through March 9, 1999, DVL made principal payments from the liquidation of collateral, refinancing activities and other sources totaling $5,996,000 which represents approximately 63% of the original principal balance, plus additional funds advanced. DVL is required to pay NPM 100% of the cash flow generated from certain of NPM's collateral, but in no event less than accrued interest at a rate of 5% per annum.

     The internal rate of return to NPM on the NPM Loan, as currently computed, is approximately 34%. The effective interest rate to DVL for financial reporting purposes, as currently computed, including DVL's costs associated with the Loan and the value of the Warrants (described below) is 15%. These rates are based on payments made through March 9, 1999, and assume that remaining payments will be made according to the original payment terms of the Loan. In the event of prepayment, or of delays in payment or additional fundings under the Loan, the internal rate of return and the effective interest rate will increase or decrease, respectively.

     In connection with the transactions contemplated by the Original Loan Agreement in March 1996, DVL and NPO Management LLC ("NPO") (an affiliate of
NPM) entered into an Asset Servicing Agreement, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1999) over the seven (7) year term of the agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the

                                       F-19
first two years and to defer reduced amounts during the third year. DVL had accrued service fees of $1,714,000 as of December 31, 1998. NPO has waived any Event of Default which may exist under the Asset Servicing Agreement during the period through December 31, 1999, based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997, and may continue to do so. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 1999.

     In connection with the Original Loan, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock for $200,000. The Base Shares currently represent approximately 6% of the outstanding common stock of DVL. An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the Base Shares, represent rights to acquire up to 49% of the outstanding Common Stock of DVL on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions. The Warrants expire on December 31, 2007. Except under certain circumstances, they are not exercisable prior to January 1999 in accordance with the terms of such Warrants. The limitations on exercise are intended primarily to help preserve the utilization of DVL's carry forwards of net operating losses and credits for federal income tax purposes. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method. Pursuant to a stockholders agreement entered into among each of the parties that acquired the Base Shares and the Warrants, such parties agreed, among other things, that the Warrants may not be exercised until September 27, 1999.

OTHER
-----

    (a) During 1997, DVL repaid a creditor $1,037,335 in cash and transferred certain mortgage and property interests affecting property owned by certain affiliated limited partnerships, in exchange for full satisfaction of its long-term debt obligation to this creditor. This transaction resulted in an extraordinary gain of approximately $650,000 in the second quarter of 1997. The source of the cash payment was the sale of a partnership property in which DVL held a 55% limited partnership interest.

    (b) In December 1995, DVL reached a settlement with its final unsettled creditor and recognized a gain on the settlement of indebtedness of approximately $6.1 million in 1995. Such debt had been undercollateralized and the settlement eliminated such undercollateralization. The restructured indebtedness required a $400,000 payment at closing and required five quarterly payments totaling $600,000. All of the payments have been made, and DVL recognized gains of $7,400,000 and $6,000,000 in 1996 and 1995, respectively.

   (c) During 1998, 1997 and 1996, DVL's settlement and restructuring agreements with certain creditors resulted in net extraordinary gains on the restructuring of indebtedness of $202,000, $4,011,000 and $8,349,000, respectively.

     The aggregate amount of restructured and other long-term debt and loans payable underlying wrap-around mortgages (Note 4) maturing during the next five years is as follows:



                                       F-20

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)
        1999                              $   353           $ 2,100
        2000                                1,851             2,311
        2001                                1,082             2,538
        2002                                2,505             2,806
        2003                                    -             3,088
     Thereafter                                 -            25,674
                                          -------           -------
                                          $ 5,791           $38,517
                                          =======           =======

     7.  Notes Payable - Litigation Settlement/Debt Tender Offer

      In December 1995, DVL completed its obligations under a 1993 settlement of its class action litigation. The settlement, which was approved by the court in 1993, provided that DVL would issue the plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event that aggregate market value was less than $1,340,000); (2) $9 million face value of notes due in ten years, with interest at 10% payable in kind for five years, callable after the third year and payable on the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes (valued in 1993 at $3,690,000 by an independent investment banker) and (3) $1.4 million plus interest at 3% from August 16, 1993 and expenses, payable in cash or DVL common stock. In December 1995, DVL issued the 900,000 shares of common stock and as a result of the deficiency in its market value, issued additional notes with the same terms, in the face amount of $1,386,351 (valued at $330,000 by DVL). In payment of the $1.4 million plus interest and expenses, DVL issued 4,017,582 shares of common stock in December 1995.

     In December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851 as a series in conjunction with the settlement agreed upon in the DVL stockholder class action matter entitled
IN RE DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on any of the first five anniversary dates following the issuance of the Notes is payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the three anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of payment of any cash. The Company currently intends to issue additional Notes, rather than make payments in cash, to satisfy its interest obligations under the Notes.

     At any time after January 1, 1999, DVL may satisfy principal and interest obligations under the Notes by issuing, in lieu of the payment of cash, shares of its Common Stock with a then current market value equal to




                                       F-21
110% of the principal and/or interest obligation in question. It is therefore not possible to ascertain currently the precise number of shares of Common Stock that would be issued by DVL upon redemption of the Notes.
DVL currently intends to exercise its redemption option and issue to noteholders shares of DVL's Common Stock, in lieu of the payment of any cash, in exchange for the Notes.

     From October 27, 1997 through February 27, 1998 (the "First Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for its outstanding 10% Redeemable Promissory Notes due December 31, 2005 (the "Notes") at a price of $0.12 per $1.00 principal amount of the Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a stockholder class action lawsuit. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer ($5,818,540 through December 31, 1997, and an additional $405,850 through the First Expiration Date). An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below). Notes with an aggregate principal amount of $6,336,428 remained outstanding as of December 31, 1998, including those purchased by Blackacre.

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. The Second Offer expires on April 16, 1999, unless the Second Offer is extended by the Company. The amounts stated for prior purchases, and for the Notes currently outstanding, are subject to minor adjustments based on final reconciliation of data between the depository agent and the transfer agent for the Offers.

      The First Offer effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997 and $202,000 for the quarter ended March 31, 1998. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre and the NPM Parties as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. Total borrowings under the BC Arrangement were $1,560,000 as of March 9, 1999.
In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms through February 27, 1998.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to the NPM Parties under the Amended Loan Agreement and the other documents executed in connection therewith. The




                                       F-22
BC Loan is senior to all indebtedness of the Company other than indebtedness owing to the NPM Parties and, with respect to individual assets, the related secured lender. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith is approximately 15% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company (i) upon the execution of the Amended Loan Agreement issued to Blackacre 325,000 shares of Common Stock and (ii) issued to Blackacre, at the First Expiration Date, 328,000 additional shares of Common Stock, based on a formula contained in the Amended Loan Agreement. For the year ended December 31, 1997, the Company recorded a cost of $29,000 for the 325,000 shares and accrued a cost of $52,000 for the 328,000 shares, based on the market value of such shares as of the respective dates of issuance, discounted to reflect the fact that they constitute restricted securities under applicable regulations.

8.   Deferred Credits

     DVL's deferred credits were comprised of deferred gains on the sales of real estate to affiliates. At December 31, 1998, all deferred credits have been amortized.

Activity on deferred credits is as follows:

                                          1998       1997       1996
                                         ------     ------     ------
                                                (in thousands)
  Balance, beginning of year             $  296     $  321     $  321
  Amortization to income                    (47)       (25)         -
  Deferred gain on foreclosure
   recognized upon cancellation
   of mortgage loans                       (249)         -          -
                                         ------     ------     ------
  Balance, end of year                   $    0     $  296     $  321
                                         ======     ======     ======

 9.  Convertible Subordinated Debentures

     During 1993, DVL completed a $421,000 private placement of units consisting of one convertible subordinated promissory note and two common stock purchase warrants. The notes bore interest at 12% per annum and matured on April 30, 1997 and were convertible, including accrued interest, into shares of common stock at a price of $1.00 per share at any time prior to maturity. In addition, DVL issued $51,000 of similar such units primarily in connection with the settlement of claims of certain limited partners, which included DVL's acquisition of certain limited partnership interests. The convertible notes included in these units bore interest at 10% per annum and matured on April 12, 1997. In March 1996, $282,000 of the $472,000 of the 12% and 10% convertible subordinated debenture holders agreed to waive the payment of interest in cash on the debentures, to eliminate the convertibility feature of the existing debentures and to surrender their existing warrants. In consideration of the above, each debenture holder received shares of DVL stock equal to the number of shares purchasable by the


                                       F-23

warrants plus shares in payment of interest to be accrued through the maturity of the debenture. The principal balance of these modified debentures was repaid in April 1997. In addition, during 1996 the holder of $130,000 of these notes redeemed his notes for 200,000 shares of DVL common stock.


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

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1997 and 1998 pro forma net (loss) income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) The vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net (loss) income in 1998 and 1997 would have been approximately ($567,000) and $(.04) per share and $1,570,000 and $.10 per share, respectively.

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

     During 1996, employees and a former employee of DVL exchanged 673,131 performance units (considered to be Stock Appreciation Rights) for 673,131 non-qualified stock options in conjunction with the termination of the performance plan and the adoption of the Stock Option Plan. Each of the options was granted at an exercise price of $.21 for a ten year term. The company recorded a charge of $60,000 in connection with this transaction in 1996. There are no performance shares outstanding as of December 31, 1998 and 1997.

     As of December 31, 1998, there were outstanding 1,020,131 ten (10) year options. Under the Plan, the Company had 479,869 options remaining for future grants.











                                       F-24
     The following table summarizes the activity under the Plan:

                                       Year Ended December 31,
                          -------------------------------------------
                                  1998                     1997
                          -------------------       -----------------
                                     Weighted                Weighted
                                     Average                 Average
                                     Exercise                Exercise
                            Shares    Price         Shares    Price
                          ---------  --------       -------  --------
Options Outstanding at
 Beginning of Year          892,131   $ .20         688,131   $0.21
Granted                     128,000     .10         204,000    0.15
                          ---------   -----         -------   -----
Options Outstanding at
 End of Year              1,020,131     .18         892,131    0.20
                          =========   =====         =======   =====
Options Exercisable at
 End of Year              1,020,131   $ .18         892,131   $0.20
                          =========   =====         =======   =====

               Options Outstanding                     Options Exercisable
--------------------------------------------------    ---------------------
                                         Weighted
                            Weighted      Average                  Weighted
  Range of                  Average      Remaining                 Average
  Exercise                  Exercise      Life In                  Exercise
   Price        Shares       Price         Years       Shares       Price
-----------   ---------     --------     ---------   ---------    --------
$      0.21     688,131      $0.21         8.25        688,131      $0.21
 .08 - 0.21     204,000       0.15         9.61        204,000       0.15
 .08 - 0.14     128,000       0.10         9.27        128,000       0.10
-----------   ---------     --------     ---------   ---------    --------
      TOTAL   1,020,131      $0.18         8.60      1,020,131      $0.18
              =========     ========     =========   =========    ========

     The weighted-average fair value at date of grant for options granted during the year ended December 31, 1998 and December 31, 1997 was $.08 and $.13 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                               December 31,
                                     --------------------------------
                                          1998               1997
                                     -------------      -------------
Risk-free interest rates             4.81% - 5.54%      6.09% - 6.90%
Expected option life in years              10                 10
Expected stock price volatility            80%                80%
Expected divided yield                      0%                 0%



                                       F-25
11.  Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities
--------------------------------------

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on its mortgage loans from affiliated partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to and general partnership investments in affiliated partnerships and a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 through 2012. DVL has not provided for such contingencies.

     In August 1998, DVL entered into a lease of premises comprising approximately 6,000 square feet. The lease for such office space is due to expire on February 7, 2003. The base rent is $227,160 per annum, plus real estate and operating expense escalation clauses.

12.  Shareholders' Equity (Deficiency)

     As a result of the shareholder class action settlement, DVL issued 4,017,582 shares of common stock in December 1995 (Note 7).

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

     In October 1997, DVL issued 500,000 shares of stock in the settlement of litigation and 325,000 shares of stock to the Lender in connection with the debt tender offer (See Note 7). In an unrelated transaction, 272,000 shares were retired in October 1997. On February 27, 1998, 328,000 additional shares were issued to the Lender.

     See Note 6(e) and 7 with respect to Warrants and Notes Payable, which are redeemable at the Company's option in stock. Based upon the Company's current market price of the stock, there are not sufficient authorized shares to be issued upon the redemption of the Warrants and the Notes.

13.  Subsequent Events

     In March 1999, DVL as the general partner of a certain partnership, negotiated the sale of and sold the partnership's property. The sale resulted in net cash proceeds of $655,000 to DVL, in satisfaction of the partnership's mortgage indebtedness. All of these proceeds were paid to NPM, as required by the NPM loan agreement.

                                       F-26

                                             DVL, INC. -- TABLE 1
                         LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (6)

                                      DECEMBER 31, 1998  (In Thousands)

                                             Under-
                 Location of                 lying                                                 Security
Affiliated        Property       Mortgage    Loan    Unearned    Net            Monthly            [mortgage(s)
Partnership     Securing Loan    Balance     Bal.    Interest  Invest.  Yield   Amort.   Maturity   upon]          Tenant(s)
-----------------------------------------------------------------------------------------------------------------------------------
Alma            Alma, AR         $ 2,040   $   940  $   745  $   355    15%     $12      March      Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Brent           Brent, AL          1,516       707      535      274    15%     $ 9      February   Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Checotah        Checotah, OK       1,599       719      617      263    15%     $ 9      February   Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Fairbury        Fairbury, NE       1,831       828      735      268    15%     $10      August     Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Fort Edward     Fort Edward, NY    1,448         -       75    1,373    12%     $14      May        Land and a     Grand Union
Associates                                                                               2029       supermarket    Stores, Inc.
Hoosick Falls   Hoosick Falls, NY  1,425         -      686      739    15%     $10      August     Land and a     Grand Union
Associates                                                                               2021       supermarket    Stores, Inc.
Kearny          Kearny, NJ         5,184     1,988    2,083    1,113    (2)     Varying  March      A shopping     Various
Associates                                                                               2020       center   (1)   unaffiliated
                                                                                                                   companies
Orange Park     Jacksonville, FL   1,466       853      597       16    12%     $9 with  January    Land and       Toys "R" Us,
Associates                                                                      a final  2020       a commercial   Inc.
                                                                                pmt. of             building (1)
                                                                                $672
Port Isabel     Port Isabel, TX    2,208     1,018      778      412    15%     $12      February   Land and       Wal-Mart
Associates (4)                                                                           2027       a commercial   Stores, Inc.
                                                                                                    building (1)
Progress        Windsor, CT          512       304       35      173    (3)     $ 5      June       Industrial     Vacant
Associates                                                                               2022       building (1)
Tilton          Tilton, NH         1,312       ---      775      537    (3)     $13      September  Land and a     Various
Associates                                                                               2020       shopping       unaffiliated
                                                                                                    center   (1)   companies
Watseka         Watseka, IL        1,216       810      283      123    12%     Varying  December   Land and a     K Mart
Associates                                                                               2015       commercial     Corporation (5)
                                                                                                    building (1)
                                 -------   -------  -------  -------
                                 $21,757   $ 8,167  $ 7,944  $ 5,646

------------------------------------

(1)  These loans are wrap-around loans.
(2)  These loans are non-performing and DVL does not anticipate any yield in the future.
(3)  These loans are expected to be liquidated in the future and DVL does not anticipate any yield on these loans.
(4)  These loans were restructured as part of the Limited Partner Settlement.  The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(5)  Building is currently vacant, however, tenant is obligated under under the terms of the lease to continue to pay rent.
(6)  DVL's net investment in these mortgages was $7,171 at December 31, 1997 and $5,646 at December 31, 1998.  The
     decrease resulted from satisfaction of certain mortgage indebtedness (eg. Salisbury and Toch) and collections on certain mortgages.  In addition, the net investment reflects the restructuring of the Tilton loan.

                                             DVL, INC. -- TABLE 2
                           LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS

                                      DECEMBER 31, 1998  (In Thousands)

                                                    Partner-  Under-   Net Amt.
                             Location               ship      lying    of Col-  DVL's
                             of Property            Mortgage  Loan     lateral  Loan
Affiliated Partnership       Securing Loan          Balance   Balance  Pledged  Balance    Maturity        Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Aledo Associates LP          Aledo, IL (2)(5)        $2,090   $1,109   $  981   $   243    November 2018   Wal-Mart Stores, Inc.
Ava Associates               Ava, MO (2)              2,873      918    1,955       181    October 2028    Wal-Mart Stores, Inc.
Caldwell Associates          Caldwell, TX (2)         1,836    1,028      808       265    May 2019        Wal-Mart Stores, Inc.
Camilla Associates LP        Camilla, GA (2)          1,870    1,168      702       236    December 2019   Wal-Mart Stores, Inc.
Cherokee Associates          Woodstock, GA (2)        3,176    2,966      210        14    July 2023       Wal-Mart Stores, Inc.
Clanton Associates LP        Clanton, AL (2)          1,834      886      948       809    June 2020       Wal-Mart Stores, Inc.
                                                                                                            subleased - Fantasy
                                                                                                            Land Flea Market
Clinton Associates           Clinton, IL (2)(5)       3,429      940    2,489     1,094    June 2029       Wal-Mart Stores, Inc.
Columbus Associates          Columbus, TX (2)(5)      3,892    1,087    2,805       921    December 2029   Wal-Mart Stores, Inc.
Covington Associates         Covington, GA (2)(5)     4,631    1,458    3,173       614    January 2030    Wal-Mart Stores, Inc.(4)
Cynthiana Associates         Cynthiana, KY (2)        2,076    1,122      954       506    July 2021       Wal-Mart Stores, Inc.
Douglas Associates           Douglas, GA (2)(5)       2,334    1,086    1,248     1,189    December 2023   Wal-Mart Stores, Inc.
                                                                                                            operating as - Buds
Douglasville Associates      Douglasville, GA (2)(5)  5,736    1,617    4,119     1,844    June 2031       Wal-Mart Stores, Inc.
Elmira Associates            Elmira, NY (2)             740      173      567       193    November 2021   Fays Drug Company, Inc.
Floresville Associates       Floresville, TX (2)(5)   2,796      780    2,016       933    February 2029   Wal-Mart Stores, Inc.
Gatesville Associates        Gatesville, TX (2)       3,650    1,240    2,410       283    December 2028   Wal-Mart Stores, Inc.
Iowa Park Associates LP      Iowa Park, TX (2)        1,871      888      983       281    March 2021      Wal-Mart Stores, Inc.
Jamestown Road Associates    Columbia, KY (2)         1,884    1,019      865       404    April 2023      Wal-Mart Stores, Inc.
Lawrenceburg Associates      Lawrenceburg, KY (2)     2,993      936    2,057       304    December 2029   Wal-Mart Stores, Inc.
Madisonville Associates      Madisonville, TX (2)     1,832      999      833       313    August 2021     Wal-Mart Stores, Inc.
Marlow Associates            Marlow, OK (2)(5)        2,549      715    1,834       215    December 2029   Wal-Mart Stores, Inc.
Marshall Associates LP       Marshall, IL (2)(5)      1,775      990      785       211    November 2018   Wal-Mart Stores, Inc.
Mt. Pleasant Associates LP   Mt. Pleasant, IA (2)(5)  2,575    1,321    1,254       308    November 2019   Wal-Mart Stores, Inc.
Robstown Associates LP       Robstown, TX (2)         2,080    1,038    1,042        74    October 2020    Wal-Mart Stores, Inc.(4)
Sonya Associates LP          Booneville, MO (2)       1,758    1,119      639       252    June 2018       Wal-Mart Stores, Inc.
Southfield Associates        Southfield, MI (3)       3,334      777    2,557       245    July 2026       Pitney-Bowes, Inc.
Van Buren Associates LP      Clinton, AR (2)          1,480      917      563       224    April 2020      Wal-Mart Stores, Inc.
Waynesboro Associates LP     Waynesboro, MS (2)(5)    1,938    1,034      904         2    January 2019    Wal-Mart Stores, Inc.(4)
Winder Associates            Winder, GA (2)           1,966    1,019      947       575    March 2021      Wal-Mart Stores, Inc.
                                                   --------  -------  -------   -------
                                                   $ 70,998  $30,350  $40,648   $12,733
-------------------------------------------------

(1)  These loans were acquired pursuant to the Limited Partner Settlement from Kenbee.  DVL's loan balance equals it's net investment in the related loan due previously from Kenbee, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2)  The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3)  The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4)  Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(5)  Underlying loan balances include second mortgages from 1994 refinancing.
(6)  DVL's total loan balances of these mortgages were $15,294 at December 31, 1997 and $12,733 at December 31, 1998.
     The decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Canton, Carthage, Macon and
     Mustang) and collections on certain mortgages.