Form 10-Q
period 1999-03-31
DVL INC /DE/
filed 1999-05-13
CIK 215639

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               -------------------------------------------

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

            Class                            Outstanding at May 13, 1999
-----------------------------                ---------------------------
Common Stock, $.01 par value                          16,560,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.   Item 1 - Financial Information:                       Page No.'s
                                                                ----------

          Consolidated Balance Sheets -
          March 31, 1999 (unaudited) and December 31, 1998          1-2

          Consolidated Statements of Operations -
          Three Months Ended March 31, 1999 (unaudited)
           and 1998 (unaudited)                                      3

          Consolidated Statement of Shareholders' Equity for
           the three months ended March 31, 1999 (unaudited)         4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1999 (unaudited)
           and 1998 (unaudited)                                     5-6

          Notes to Consolidated Financial Statements (unaudited)    7-11

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations           12-16



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 16

          Signatures                                                17

          Exhibit Index                                             18

                      Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                                  March 31,   December 31,
                                                    1999          1998
                                               -------------  ------------
ASSETS                                            (unaudited)
------
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap-around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $35,713 and $38,517, respectively)    $ 25,583     $ 26,323
    Unearned interest                                 (7,915)      (7,944)
                                                    --------     --------
     Net mortgage loans receivable from affiliated
      partnerships                                    17,668       18,379

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners     870          894
    Due from affiliated partnerships                     425          431
                                                    --------     --------
   Total loans receivable                             18,963       19,704
   Allowance for loan losses                           8,430        8,435
                                                    --------     --------

Net loans receivable                                  10,533       11,269

Cash (including restricted cash of $77 for 1999
 and 1998)                                               631          392
Distributions and fees due from affiliated
 partnerships                                            217            -
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $208 for 1999 and 1998)                    703          704
 Real estate lease interests                           1,452        1,489
 Affiliated limited partnerships (net of an allowance
  for loss of $1,007 and $1,051, respectively)         1,400        1,449
 Other investments (net of an allowance for loss
  of $400 for 1999 and 1998)                             648          648
Prepaid financing and other assets                       864        1,040
                                                    --------     --------
       Total assets                                 $ 16,448     $ 16,991
                                                    ========     ========



See notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share data)

                                               March 31,     December 31,
                                                 1999            1998
                                            -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY           (unaudited)
------------------------------------
Liabilities:
  Long-term debt - NPM Capital LLC                $ 2,602       $  3,921
  Long-term debt - Other                            2,327          1,870
  Notes payable - litigation settlement             3,346          4,146
  Asset Service Fee Payable - NPO                   1,931          1,714
  Accounts payable, security deposits and
   accrued liabilities                                497            565
                                                 --------       --------
     Total liabilities                             10,703         12,216
                                                 --------       --------


Commitments and contingencies                           -              -

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares at March 31,
   1999 and December 31, 1998                           1              1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and outstanding -
   16,560,450, at March 31, 1999 and December
   31, 1998                                           166            166
   Additional paid-in capital                      95,288         95,288
   Deficit                                        (89,710)       (90,680)
                                                 --------       --------
     Total shareholders' equity                     5,745          4,775
                                                 --------       --------

Total liabilities and shareholders' equity       $ 16,448       $ 16,991
                                                 ========       ========














See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                (unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1999        1998
                                                  ----------   ----------
Income from affiliates:
  Interest on mortgage loans                      $      332   $      144
  Gain on satisfaction of mortgage loans                 564            -
  Partnership management fees                            108           90
  Transaction and other fees from partnerships           181          181
  Distributions from investments                          32            9
  Rent and other income                                    9           10
Income from others
  Rent income                                            120           80
  Other interest                                           3            -
  Other income                                            50           17
                                                  ----------   ----------
                                                       1,399          531
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                         -         (131)
  General and administrative                             380          324
  Asset servicing fee - NPO Management LLC               150          150
  Legal and professional fees                             42           32
Interest expense
  NPM Capital LLC                                        291          156
  Litigation Settlement                                  132          137
  NPO                                                     67           37
  Others                                                 103          105
                                                  ----------   ----------
                                                       1,165          810
                                                  ----------   ----------
Operating income (loss) before extraordinary gain        234         (279)
Extraordinary gain on the settlements of
 indebtedness                                            736          202
                                                  ----------   ----------
  Net income (loss)                               $      970   $      (77)
                                                  ==========   ==========
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .01   $     (.02)
  Extraordinary gain                                     .04          .01
                                                  ----------   ----------
  Net income (loss)                               $      .05   $     (.01)
                                                  ==========   ==========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .00   $     (.02)
  Extraordinary gain                                     .01          .01
                                                  ----------   ----------
  Net income (loss)                               $      .01   $     (.01)
                                                  ==========   ==========
Weighted average shares outstanding - basic       16,560,450   16,262,105
Effect of dilutive securities                     58,456,127         -0-
                                                  ----------   ----------
Weighted average shares outstanding - diluted     75,016,577   16,262,105
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

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                      Preferred Stock       Common Stock       Additional
                                      ---------------   --------------------     paid-in    Equity
                                       Shares  Amount      Shares    Amount      capital   (Deficit)    Total
                                      -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1999                    100 $    1   16,560,450  $   166    $ 95,288    $(90,680)  $ 4,775

Net income                                   -      -            -        -           -         970       970
                                      -------- ------   ----------  -------    --------    --------   -------
Balance-March 31, 1999                     100 $    1   16,560,450  $   166    $ 95,288    $(89,710)  $ 5,745
                                      ======== ======   ==========  =======    ========    ========   =======




















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                 Three Months Ended
                                                      March 31,
                                               ---------------------
                                                 1999         1998
                                               --------     --------
Cash flows from operating activities
  Income (loss) before extraordinary gain      $    234     $   (279)
  Adjustments to reconcile net income (loss)
   before extraordinary gain to net cash
   provided by (used in) operating activities
   Recovery of provision for losses                   -         (131)
   Accrued interest added to indebtedness            79           89
   Gain on satisfaction of mortgage loans          (564)           -
   Amortization of unearned interest on
    loans receivable                                (29)          30
   Amortization of real estate lease interests       37           34
   Amortization of debt discount                     82           26
   Amortization of deferred charges                   -          (15)
   Imputed interest on notes and debentures         132          137
   Net decrease in other assets                     177           54
   Net (decrease) in accounts payable and
    accrued liabilities                             (68)        (106)
   Net increase in asset service fee - NPO          217          187
   Net decrease (increase) in due from
    affiliated partners                               6         (153)
   Net (increase) in distributions and fees
    due from affiliated partnerships               (217)           -
                                               --------     --------
     Net cash provided by (used in)
     operating activities                            86         (127)
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  1,323          762
  Distributions received on affiliated
   limited partnership interests and
   other investments                                 49            -
                                               --------     --------
     Net cash provided by investing
       activities                              $  1,372     $    762
                                               --------     --------






See notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1999        1998
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $    588    $    338
  Repayment of indebtedness                      (1,611)       (774)
  Payments related to debt tender offer            (196)       (273)
                                               --------    --------
   Net cash (used in) financing activities       (1,219)       (709)
                                               --------    --------
  Net increase (decrease) in cash                   239         (74)
  Cash - beginning of period                        392         496
                                               --------    --------
  Cash - end of period                         $    631    $    422
                                               ========    ========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $     76    $     73
                                               ========    ========


Supplemental disclosure of non-cash
 investing and financing activities:

   Reduction in accrued liabilities upon
    issuance of common stock                   $      -    $     52
                                               ========    ========
   Net reduction of Notes Payable - Debt
    Tender Offer                               $    736    $    202
                                               ========    ========












See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Financial Condition

     In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein.
The results of the Company's operations for the three months ended March 31, 1999 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three months ended March 31, 1998 have been reclassified to conform to the presentation for the three months ended March 31, 1999. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 1998.

     In November 1992, DVL, Kenbee Management, Inc. ("Kenbee"), DVL's former manager, and the limited partners of certain affiliated partnerships reached a settlement ("Limited Partner Settlement") of the class action suit by said limited partners (the "Limited Partner Class Action"). The Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of its cash flow received from affiliated partnership mortgages and other loans receivable from affiliated partnerships, as well as a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 to 2012. Simultaneously with the settlement of the Limited Partner Class Action, DVL also reached settlements with a number of its creditors providing for the restructuring of a substantial portion of DVL's defaulted indebtedness and loan guarantees.

      DVL's limited cash flow generated by its restructured mortgage portfolio is currently used to pay liens senior to those held by DVL, and any excess cash is used to fund principal and interest payments on the NPM Loan (as hereinafter defined), based on the collateral interest of NPM Capital LLC in the mortgages, and to pay certain other creditors. DVL's cash flow provided by current operations is insufficient to meet its cash requirements, and DVL continues to liquidate and/or refinance its assets in order to meet its cash flow deficiency. Thus, NPO has agreed to defer amounts due from their management agreement through December 31, 1999, unless DVL has sufficient cash to fund its operations through that date.

     DVL has implemented significant measures to reduce its operating expenses. However, in order to enable DVL to continue to meet its short term operating needs, DVL intends to continue to augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or borrowings.

2.   Loans Receivable/Long Term Debt

     During the first quarter of 1999, DVL, as the general partner of three separate limited partnerships, negotiated the sale of said partnerships' properties which resulted in aggregate net proceeds of $1,477,782 to DVL, after satisfaction of the partnerships' mortgage indebtedness. All such proceeds from the sales were paid to NPM and were applied to interest and


                                      7
principal on the NPM Loan. The aggregate net proceeds received from the satisfaction of mortgage loans was $564,000 greater than the carrying value, which resulted in a gain on satisfaction of mortgage loans during the quarter ended March 31, 1999.

     In January 1999, NPM advanced to DVL $87,500 to fund a quarterly payment to another DVL creditor. From January 1998 through March 1999, the aggregate of such NPM advances were $370,000. These advances were not required under the original loan transaction with NPM, in the principal amount of $8,382,000, consummated in September 1996 (the "Original Loan"). These advances bear interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with all additional NPM advances, are referred to in the aggregate herein as the "NPM Loan". In April and May 1999, DVL paid $2,740,000 to NPM in full satisfaction of the amounts due on the NPM Loan (see Subsequent Events).

3.   Note Payable - Litigation Settlement/Debt Tender Offer

      In December 1995, DVL completed its obligations under a 1993 settlement of a class action litigation by its stockholders, IN RE DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION (the "Stockholder Litigation"). The settlement, which was approved by the court in 1993, provided that DVL would issue the plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event that aggregate market value was less than $1,340,000); (2) $9 million face value of notes due in ten years, with interest at 10% payable in kind for five years, callable after the third year and payable in the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes (valued in 1993 at $3,690,000 by an independent investment banker) and (3) $1.4 million plus interest at 3% from August 16, 1993 and expenses, payable in cash or DVL common stock. In December 1995, DVL issued the 900,000 shares of common stock and as a result of the deficiency in its market value, issued additional notes with the same terms, in the face amount of $1,386,351 (valued at $330,000 by DVL). In payment of the $1.4 million plus interest and expenses, DVL issued 4,017,582 shares of common stock in December 1995.

     In conjunction with the settlement of said Stockholder Litigation, DVL issued notes (the "Notes"), in December 1995, in the aggregate principal amount of $10,386,851 as a series. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on any of the first five anniversary dates following the issuance of the Notes is payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the three anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of payment of any cash. The Company currently intends to issue additional Notes, rather than make payments in cash (other than in the "Offers" described below), to satisfy its interest obligations under the Notes.


                                      8
     At any time after January 1, 1999, DVL may satisfy principal and interest obligations under the Notes by issuing, in lieu of the payment of cash, shares of its Common Stock with a then current market value equal to 110% of the principal and/or interest obligation in question. It is therefore not possible to ascertain currently the precise number of shares of Common Stock that would be issued by DVL upon redemption of the Notes. DVL currently intends to exercise its redemption option and issue to noteholders shares of DVL's Common Stock, in lieu of the payment of any cash (other than in the "Offers" described below), in exchange for the Notes.

     From October 27, 1997 through February 27, 1998 (the "First Tender Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for its outstanding 10% Redeemable Promissory Notes due December 31, 2005 at a price of $0.12 per $1.00 principal amount of the Notes. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer ($5,818,540 through December 31, 1997, and an additional $405,850 through the First Tender Expiration Date). An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below). Notes with an aggregate principal amount of $6,277,089 remained outstanding as of December 31, 1998, including those purchased by Blackacre.

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. The Second Offer currently expires on May 14, 1999, unless the Second Offer is extended by the Company. During the period from February 26, 1999 through March 31, 1999, the Company purchased and retired a total of $1,410,564 principal amount of Notes in the Second Offer. In addition, $211,585 principal amount of the Notes will be purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $5,078,110 remained outstanding as of March 31, 1999, including those to be purchased by Blackacre.

      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the quarter ended March 31, 1998 and $736,000 for the quarter ended March 31, 1999. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre and the NPM Parties as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. Total borrowings under the BC Arrangement were $1,560,000 as of March 31, 1999.
In addition, Blackacre is entitled to acquire 15% of all notes acquired by the

                                      9
Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer. In addition, $211,585 will be purchased by Blackacre for Notes tendered from the Second Offer, through March 31, 1999.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company (i) upon the execution of the Amended Loan Agreement issued to Blackacre 325,000 shares of Common Stock, and (ii) issued to Blackacre, at the First Tender Expiration Date, 328,000 additional shares of Common Stock, based on a formula contained in the Amended Loan Agreement.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to the NPM Parties under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to the NPM Parties and, with respect to individual assets, the related secured lender. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

4.  Opportunity Fund

     In April 1998, DVL, an affiliate of Blackacre, and affiliates of NPO entered into a certain Agreement Among Members (the "Opportunity Agreement"), pursuant to which entities would be formed, from time to time, to enter into certain transactions involving the acquisition of limited partnership interests in the assets of, or mortgage loan to, affiliated limited partnerships or other assets in which the Company has an interest. These investment opportunities will be presented to the Opportunity Fund on a first refusal basis, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds.

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

     The transactions in which the Opportunity Fund may engage include, for example, acquisition of partnership interests from existing limited partners of affiliated limited partnerships, and investment in certain properties owned by the Company of such partnerships, where capital may be required to enhance value but is not currently available to the Company. There can be no assurance that the Opportunity Fund's activities will generate profit distributions to the Company.





                                     10

5.  Subsequent Events

    In April and May 1999, DVL, as the general partner of four separate limited partnerships, negotiated the sale of those partnerships' properties. These sales resulted in the receipt by DVL, as holder of mortgages on the four properties, of approximately $2,432,000. From the $2,432,000, approximately $2,300,000 was paid by DVL to NPM in payment of principal and accrued interest on the NPM Loan, in accordance with the terms thereof.

      One of the partnership properties was sold to the Opportunity Fund which resulted in net cash proceeds of $1,266,000 to DVL which were used by DVL to fully satisfy its mortgage. As part of this transaction, DVL sold land underlying this property to the Opportunity Fund for $300,000. In connection with the sale, DVL was retained by the Opportunity Fund to manage the property on a fee basis.

     The aggregate net proceeds received from the satisfaction of the four mortgage loans and the land sale, was greater than DVL's carrying value, which will result in a gain of approximately $1,040,000 during the second quarter of 1999, of which $693,000 was attributable to the transaction with the Opportunity Fund.

     The $2,300,000 paid by DVL to NPM described above and additional payments of $440,000 made in April and May received by DVL as additional debt service from tenant percentage rent payments, fully satisfied all obligations to NPM, DVL's largest creditor, under the NPM Loan.

     In April 1999, DVL paid $300,000 to NPO, as partial payment of the asset service fees which were owed to NPO.





























                                     11

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This March 31, 1999, Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed, herein.

Recent Debt Tender Offers
-------------------------

    From October 27, 1997 through February 27, 1998 (the "First Tender Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for its outstanding 10% Redeemable Promissory Notes due December 31, 2005 at a price of $0.12 per $1.00 principal amount of the Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a stockholder class action lawsuit. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer ($5,818,540 through December 31, 1997, and an additional $405,850 through the First Tender Expiration Date). An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below). Notes with an aggregate principal amount of $6,277,089 remained outstanding as of December 31, 1998, including those purchased by Blackacre.

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. The Second Offer currently expires on May 14, 1999, unless the Second Offer is extended by the Company. During the period February 26, 1999 through March 31, 1999, the Company purchased and retired a total of $1,410,564 principal amount of Notes in the Second Offer. In addition, $211,585 principal amount of the Notes will be purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $5,078,110 remained outstanding as of March 31, 1999, including those to be purchased by Blackacre.

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



                                     12

ascertain the precise number of shares of Common Stock that may be issued to redeem the outstanding Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers.

      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the quarter ended March 31, 1998 and $736,000 for the quarter ended March 31, 1999. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre and the NPM Parties as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% compounded monthly per annum payable at maturity. Total borrowings under the BC Arrangement were $1,560,000, including $500,000 borrowed for the Second Offer as of March 15, 1999, payable at maturity. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer. In addition, $211,585 will be purchase by Blackacre for Notes tendered, from the Second Offer, through March 31, 1999.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company (i) upon the execution of the Amended Loan Agreement issued to Blackacre 325,000 shares of Common Stock and (ii) issued to Blackacre, at the First Tender Expiration Date, 328,000 additional shares of Common Stock, based on a formula contained in the Amended Loan Agreement.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to the NPM Parties under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to the NPM Parties and, with respect to individual assets, the related secured lender. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to the NPM Parties. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.









                                     13
RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998
----------------------------------------------------------------------------

     DVL realized net income, after extraordinary gains, of $970,000 for the three months ended March 31, 1999, compared to a net loss, after extraordinary gains, of $77,000 for the three month ended March 31, 1998. Extraordinary gains increased as a result of increased gains on debt settlements, to $736,000 for 1999 compared to $202,000 for 1998. The net income from operations in 1999 was $234,000 before extraordinary gains as compared to a net loss before extraordinary gains in 1998 of $279,000.

    Interest on mortgage loans and partnership management fees from affiliated limited partnerships increased in 1999 over 1998 even though DVL's mortgage portfolio and number of affiliated limited partnerships had continued to reduce in size. This increase was primarily a result of the Company's re-evaluation of several mortgage loans in its portfolio. Prior to the second quarter of 1998, DVL was not recognizing interest income on certain loans in its mortgage portfolio. Interest on loans was applied to reduce the carrying value of assets, to the extent of cash payments received. The Company then determined that no further reductions in carrying value were appropriate. Therefore, commencing in the second quarter of 1998, interest income is being recognized to the extent of said cash payments ratably over the fiscal year. Transaction fees and other fees from affiliated limited partnerships remained constant in 1999 from 1998. Transaction fees are earned in connection with the sales of partnership properties and refinancings of underlying mortgages.

     During the first quarter in 1999, DVL was paid aggregate proceeds of $1,477,782 as full satisfaction of three of its mortgage loans. The aggregate net proceeds paid on the satisfaction of mortgage loans was $564,000 greater than the net carrying value, which resulted in a gain on the satisfaction of mortgage loans.

     Rental income from others was $120,000 in 1999 as compared to $80,000 in 1998. The primary reason for this increase was a result of the foreclosure of one of the real estate properties that secured a DVL mortgage loan receivable in November 1998.

     There was no provision (recovery) for losses during the first quarter in 1999 compared to a (recovery) of ($131,000) in the first quarter in 1998.

     General and administrative expenses ("G&A") increased from $324,000 to $380,000 from 1998 to 1999, primarily as a result of DVL's move in November 1998 to its new corporate headquarters.

     Interest expense on the NPM Loan was greater in 1999 compared to 1998 as a result of the accelerated paydown of the NPM Loan. The financing costs of the loan, as well as the value of the warrants issued in connection with obtaining the Loan, are amortized proportionately as the loan is repaid. Interest expense on the NPO asset service fee payable increased in 1999 compared to 1998 due to DVL's inability to pay the fee currently and the compounding of interest. Interest expense on the litigation settlement notes decreased in 1999 compared to 1998 as a result of DVL's tender offers to purchase the Notes.

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

     As a result of the above factors, the Company continues to experience liquidity problems, though at a level lower than in prior years. To enable the Company to meet its short-term operating needs, the Company continues to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. There still remains some risk that the Company may not be able to raise the necessary funds with which to continue operations. NPO has agreed to waive any events of default that may exist under their servicing agreements due to the deferral of fees through December 31, 1999 and has further agreed to loan to the Company any amounts needed for quarterly obligations due to a creditor through January 1, 2000.

     The Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the First Offer and an additional $500,000 was borrowed as of March 31, 1999 for the Second Offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until the Company satisfies all of its obligations owing to the NPM Parties.
Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     From January 1998 through March 1999, NPM advanced additional amounts aggregating $370,000 to DVL to fund quarterly payments to a creditor of the Company. These advances were not required under the original loan transaction with NPM, consummated in September 1996 (the "Original Loan"). These advances bear interest at 15% per annum and will be paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the advances, are referred to in the aggregate herein as the NPM Loan. In April and May 1999, DVL paid $2,740,000 to NPM in full satisfaction of the amounts due on the NPM Loan.

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

     The Company's management has conducted an assessment of the Company's operations from an internal, vendor and customer perspective. The assessment addressed all of the Company's material computer systems, applications and any other material systems that the Company believed may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment included seeking information from certain material vendors which provide certain external services to the Company although the Company cannot control whether or the manner in which such services will be provided. In addition, the Company's assessment included assessing whether its significant customers are Year 2000 compliant or will be Year 2000 compliant prior to Year 2000. In addition, the Company believes that its vendors and customers are also Year 2000 compliant. The Company believes that its internal computer systems are currently Year 2000 compliant. The cost of the Company's Year 2000 assessment and compliance efforts has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing its assessment and compliance project will be material to its results of operations or liquidity. Costs associated with addressing Year 2000 issues was expensed as incurred.

                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:
    11   - Statement RE:  Computation of Earnings Per Share
    27   - Financial Data Schedule

(B) There were no reports on Form 8-K filed during the three months ended March 31, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By:  /s/ GARY FLICKER
                                           _____________________________
                                           Gary Flicker, Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Chief Accounting Officer)



May 13, 1999

                               EXHIBIT INDEX
                               -------------

    11   - Statement RE:  Computation of Earnings Per Share
    27   - Financial Data Schedule