Form 10-Q
period 1999-06-30
DVL INC /DE/
filed 1999-08-11
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------------------------------------

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

            Class                          Outstanding at August 11, 1999
-----------------------------              ------------------------------
Common Stock, $.01 par value                         16,560,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.   Item 1 - Financial Information:                       Page No.'s
                                                                ----------

          Consolidated Balance Sheets -
          June 30, 1999 (unaudited) and December 31, 1998           1-2

          Consolidated Statements of Operations -
          Three Months Ended June 30, 1999 (unaudited)
           and 1998 (unaudited)                                      3
          Six Months Ended June 30, 1999 (unaudited)
           and 1998 (unaudited)                                      4

          Consolidated Statement of Shareholders' Equity for
           the six months ended June 30, 1999 (unaudited)            5

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 (unaudited)
           and 1998 (unaudited)                                     6-7

          Notes to Consolidated Financial Statements (unaudited)    8-12

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations           13-18



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 19

          Signatures                                                19

          Exhibit Index                                             20

                      Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                                  June 30,    December 31,
                                                    1999          1998
                                               -------------  ------------
ASSETS                                            (unaudited)
------
Loans receivable, including amounts maturing
 after one year - principally pledged
  Affiliates:
    Wrap-around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $29,987 and $38,517, respectively)    $ 21,247     $ 26,323
    Unearned interest                                 (5,827)      (7,944)
                                                    --------     --------
     Net mortgage loans receivable from affiliated
      partnerships                                    15,420       18,379

  Others:
    Non-performing loans collateralized by limited
     partnership interests due from limited partners     830          894
    Due from affiliated partnerships                      12          431
                                                    --------     --------
   Total loans receivable                             16,262       19,704
   Allowance for loan losses                           7,454        8,435
                                                    --------     --------

Net loans receivable                                   8,808       11,269

Cash (including restricted cash of $77 for 1999
 and 1998)                                             1,208          392
Investments
 Real estate at cost - pledged (net of an allowance
  for loss of $0 and $208 for 1999 and 1998,
  respectively)                                          494          704
 Real estate lease interests                           1,418        1,489
 Affiliated limited partnerships (net of an allowance
  for loss of $927 and $1,051, respectively)           1,293        1,449
 Other investments (net of an allowance for loss
  of $400 for 1999 and 1998)                             648          648
Prepaid financing and other assets                       556        1,040
                                                    --------     --------
       Total assets                                 $ 14,425     $ 16,991
                                                    ========     ========



See notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands except per share data)

                                               June 30,      December 31,
                                                 1999            1998
                                            -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY           (unaudited)
------------------------------------

Liabilities:
  Long-term debt - NPM Capital LLC                $     -       $  3,921
  Long-term debt - Blackacre Bridge Capital, LLC    1,758          1,207
  Long-term debt - Other                              485            663
  Long-term debt - Notes payable - litigation
   settlement                                       2,808          4,146
  Asset Service Fee Payable - NPO                   1,848          1,714
  Accounts payable, security deposits and
   accrued liabilities                                421            565
  Deferred income                                     225              -
                                                 --------       --------
     Total liabilities                              7,545         12,216
                                                 --------       --------


Commitments and contingencies                           -              -

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares at June 30,
   1999 and December 31, 1998                           1              1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and outstanding -
   16,560,450, at June 30, 1999 and December
   31, 1998                                           166            166
   Additional paid-in capital                      95,288         95,288
   Deficit                                        (88,575)       (90,680)
                                                 --------       --------
     Total shareholders' equity                     6,880          4,775
                                                 --------       --------

Total liabilities and shareholders' equity       $ 14,425       $ 16,991
                                                 ========       ========











See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                (unaudited)
                                                    Three Months Ended
                                                         June 30,
                                                  -----------------------
                                                     1999        1998
                                                  ----------   ----------
Income from affiliates:
  Interest on mortgage loans                      $      258   $      374
  Gain on satisfaction of mortgage loans               1,017            -
  Partnership management fees                            107           97
  Transaction and other fees from partnerships           162          143
  Distributions from investments                          45           90
  Rent and other income                                    4            7
Income from others
  Rent income                                            139           67
  Other interest                                           7            4
  Other income                                            57           40
                                                  ----------   ----------
                                                       1,796          822
                                                  ----------   ----------
Operating expenses
  General and administrative                             319          250
  Asset servicing fee - NPO Management LLC               150          150
  Legal and professional fees                             58           31
Interest expense
  NPM Capital LLC                                        374          236
  Litigation Settlement                                  113          143
  NPO                                                     67           45
  Others                                                  77           79
                                                  ----------   ----------
                                                       1,158          934
                                                  ----------   ----------
Operating income (loss) before extraordinary gain        638         (112)
Extraordinary gain on the settlements of
 indebtedness                                            497            -
                                                  ----------   ----------
  Net income (loss)                               $    1,135   $     (112)
                                                  ==========   ==========
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .04   $     (.01)
  Extraordinary gain                                     .03            -
                                                  ----------   ----------
  Net income (loss)                               $      .07   $     (.01)
                                                  ==========   ==========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .01   $     (.01)
  Extraordinary gain                                     .01            -
                                                  ----------   ----------
  Net income (loss)                               $      .02   $     (.01)
                                                  ==========   ==========
Weighted average shares outstanding - basic       16,560,450   16,560,450
Effect of dilutive securities                     47,753,983       -0-
                                                  ----------   ----------
Weighted average shares outstanding - diluted     64,314,433   16,560,450
                                                  ==========   ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                (unaudited)
                                                     Six Months Ended
                                                         June 30,
                                                  -----------------------
                                                     1999        1998
                                                  ----------   ----------
Income from affiliates:
  Interest on mortgage loans                      $      590   $      518
  Gain on satisfaction of mortgage loans               1,581            -
  Partnership management fees                            215          187
  Transaction and other fees from partnerships           343          324
  Distributions from investments                          77           99
  Rent and other income                                   13           17
Income from others
  Rent income                                            259          147
  Other interest                                          10            4
  Other income                                           107           57
                                                  ----------   ----------
                                                       3,195        1,353
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                         -         (131)
  General and administrative                             699          574
  Asset servicing fee - NPO Management LLC               300          300
  Legal and professional fees                            100           63
Interest expense
  NPM Capital LLC                                        665          392
  Litigation Settlement                                  245          280
  NPO                                                    134           82
  Others                                                 180          184
                                                  ----------   ----------
                                                       2,323        1,744
                                                  ----------   ----------
Operating income (loss) before extraordinary gain        872         (391)
Extraordinary gain on the settlements of
 indebtedness                                          1,233          202
                                                  ----------   ----------
  Net income (loss)                               $    2,105   $     (189)
                                                  ==========   ==========
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .05   $     (.02)
  Extraordinary gain                                     .08          .01
                                                  ----------   ----------
  Net income (loss)                               $      .13   $     (.01)
                                                  ==========   ==========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .02   $     (.02)
  Extraordinary gain                                     .02          .01
                                                  ----------   ----------
  Net income (loss)                               $      .04   $     (.01)
                                                  ==========   ==========
Weighted average shares outstanding - basic       16,560,450   16,343,880
Effect of dilutive securities                     47,753,983         -0-
                                                  ----------   ----------
Weighted average shares outstanding - diluted     64,314,433   16,343,880
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

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                    Preferred Stock       Common Stock       Additional
                                    ---------------   --------------------     paid-in    Equity
                                     Shares  Amount      Shares    Amount      capital   (Deficit)    Total
                                    -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1999                  100 $    1   16,560,450  $   166    $ 95,288    $(90,680)  $ 4,775

Net income                                 -      -            -        -           -       2,105     2,105
                                    -------- ------   ----------  -------    --------    --------   -------
Balance-June 30, 1999                    100 $    1   16,560,450  $   166    $ 95,288    $(88,575)  $ 6,880
                                    ======== ======   ==========  =======    ========    ========   =======




















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                  Six Months Ended
                                                      June 30,
                                               ---------------------
                                                 1999         1998
                                               --------     --------
Cash flows from operating activities
  Income (loss) before extraordinary gain      $    872     $   (391)
  Adjustments to reconcile net income (loss)
   before extraordinary gain to net cash
   provided by (used in) operating activities
   Recovery of provision for losses                   -         (131)
   Accrued interest added to indebtedness           136          247
   Gain on satisfaction of mortgage loans        (1,581)           -
   Amortization of unearned interest on
    loans receivable                                (51)          (9)
   Amortization of real estate lease interests       71           68
   Amortization of debt discount                    234           47
   Amortization of deferred charges                   -          (31)
   Imputed interest on notes and debentures         245          280
   Net decrease (increase) in due from
    affiliated partnerships                         419          (60)
   Net decrease in real estate                      210            -
   Net decrease in other assets                     484          114
   Net increase (decrease) in accounts payable
    and accrued liabilities                        (144)        (352)
   Net increase in asset service fee - NPO          134          382
   Net increase in deferred income                  225          299
                                               --------     --------
     Net cash provided by (used in)
     operating activities                         1,254          463
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  3,674        1,349
  Distributions received on affiliated
   limited partnership interests and
   other investments                                156          (23)
                                               --------     --------
     Net cash provided by investing
       activities                              $  3,830     $  1,326
                                               --------     --------






See notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                 Six Months Ended
                                                     June 30,
                                               --------------------
                                                 1999        1998
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $    588    $    425
  Repayment of indebtedness                      (4,506)     (2,029)
  Payments related to debt tender offer            (350)       (296)
                                               --------    --------
   Net cash (used in) financing activities       (4,268)     (1,900)
                                               --------    --------
  Net increase (decrease) in cash                   816        (111)
  Cash - beginning of period                        392         496
                                               --------    --------
  Cash - end of period                         $  1,208    $    385
                                               ========    ========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $     95    $    137
                                               ========    ========


Supplemental disclosure of non-cash
 investing and financing activities:

   Reduction in accrued liabilities upon
    issuance of common stock                   $      -    $     52
                                               ========    ========
   Net reduction of Notes Payable -
    Litigation Settlement                      $  1,233    $    202
                                               ========    ========












See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Financial Condition

     In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and six months ended June 30, 1999 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and six months ended June 30, 1998 have been reclassified to conform to the presentation for the three and six months ended June 30, 1999. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 1998.

      DVL's cash flow generated by its mortgage portfolio (after payments to lien holders of senior underlying mortgages) was previously used principally to repay the obligation to NPM. Having repaid the NPM Loan in full as of May 1999, DVL will now use such cash flow to repay DVL's other secured indebtedness. While DVL's cash flow is still less than its cash requirements, the sums required to be funded by the liquidation of assets has substantially been reduced over the past years.

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

2.   Loans Receivable/Long Term Debt

     During the first quarter of 1999, DVL, as the general partner of three limited partnerships, negotiated the sale of such partnerships' properties. The sale resulted in aggregate net proceeds of $1,477,782 to DVL as the holder of the mortgages on such properties. The aggregate net proceeds received from the satisfaction of the three mortgage loans was $564,000 greater than DVL's carrying value, which resulted in a gain on satisfaction of mortgages during the quarter ended March 31, 1999.

    During the second quarter of 1999, DVL, as the general partner of four separate limited partnerships, negotiated the sale of those partnerships' properties. These sales resulted in the receipt by DVL, as the holder of mortgages on the four properties, of approximately $2,432,000.

      One of the four partnerships in the second quarter sold the leasehold interest in it's property to the Opportunity Fund (as defined below) which resulted in net cash proceeds to DVL as holder of a mortgage of $1,266,000. In connection with this transaction, DVL sold the land underlying this property to the Opportunity Fund for $300,000. In connection with the sale, DVL was retained by the Opportunity Fund to provide management services for the property on a fee basis.

     Sales during the second quarter of 1999 resulted in a gain on satisfaction of mortgages and the land sale of approximately $1,017,000 of which $701,000 was attributable to the transaction with the Opportunity Fund.

     Substantially all of the proceeds from the satisfaction of the mortgages in the first and second quarters were paid by DVL to NPM in payment of principal and accrued interest on the NPM Loan. These payments along with other payments to NPM resulted in the repayment of the NPM obligation in full by May of 1999.

     In April 1999, DVL paid $300,000 to NPO, as partial payment of the asset service fees which were owed to NPO.

3.   Note Payable - Litigation Settlement/Debt Tender Offer

      In December 1995, DVL completed its obligations under a settlement of a class action litigation by its stockholders, IN RE DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION (the "Stockholder Litigation"). The settlement, which was approved by the court in 1993, provided that DVL would issue to the plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event that aggregate market value was less than $1,340,000); (2) $9 million face value of notes (the "Notes") due in ten years, with interest at 10% payable in kind for five years, callable after the third year and payable in the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes (valued in 1993 at $3,690,000 by an independent investment banker) and (3) $1.4 million plus interest at 3% from August 16, 1993 and expenses, payable in cash or DVL common stock. In December 1995, DVL issued the 900,000 shares of common stock and as a result of the deficiency in its market value, issued additional Notes in the face amount of $1,386,351 (valued at $330,000 by DVL). In payment of the $1.4 million plus interest and expenses, DVL issued 4,017,582 shares of common stock in December 1995.

     The notes were issued in December 1995, in the aggregate principal amount of $10,386,851. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on any of the first five anniversary dates following the issuance of the Notes is payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the three anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of payment of any cash. The Company currently intends to issue additional Notes, rather than make payments in cash (other than in the "Offers" described below), to satisfy its interest obligations under the Notes.

     Since January 1, 1999, DVL has had the option to satisfy principal and interest obligations under the Notes by issuing, in lieu of the payment of cash, shares of its Common Stock with a then current market value equal to 110% of the principal and/or interest obligation in question. DVL currently intends to exercise its redemption option and issue to noteholders shares of DVL's Common Stock in lieu of the payment of any cash (other than in the "Offers" described below), in exchange for the Notes. However, it is not possible to ascertain currently the precise number of shares of Common Stock that would be issued by DVL upon redemption of the Notes.

     From October 27, 1997 through February 27, 1998 (the "First Tender Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for the Notes at a price of $0.12 per $1.00 principal amount of the Notes. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer. An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below). Notes with an aggregate principal amount of $6,277,089 remained outstanding as of December 31, 1998, including those purchased by Blackacre.

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,357,052 principal amount of Notes. In addition, $415,950 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $3,920,037 remained outstanding as of June 30, 1999, including those purchased by Blackacre.

      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the quarter ended March 31, 1998, $736,000 for the quarter ended March 31, 1999 and $497,000 for the quarter ended June 30, 1999. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre and the NPM Parties as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement"), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. Total borrowings under the BC Arrangement were $1,560,000 as of June 30, 1999. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer and $415,950 from the Second Offer.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to NPO under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all other indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

4.  Opportunity Fund

     In April 1998, DVL, an affiliate of Blackacre, and affiliates of NPO entered into a certain Agreement Among Members (the "Opportunity Agreement"), providing for an arrangement (the "Opportunity Fund"), pursuant to which entities would be formed, from time to time, to enter into certain transactions involving the acquisition of limited partnership interests in the assets of, or mortgage loans to, affiliated limited partnerships or other assets in which the Company has an interest. These investment opportunities will be presented to the Opportunity Fund on a first refusal basis, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds.

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

     To date, the Opportunity Fund has purchased eight wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (one of which was purchased in 1999), acquired limited partnership units from unaffiliated individuals in two Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL (see Note 2).

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This June 30, 1999, Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Recent Debt Tender Offers
-------------------------

    From October 27, 1997 through February 27, 1998 (the "First Tender Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for the Notes at a price of $0.12 per $1.00 principal amount of the Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a stockholder class action lawsuit. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer. An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below). Notes with an aggregate principal amount of $6,277,089 remained outstanding as of December 31, 1998, including those purchased by Blackacre.

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,357,052 principal amount of Notes. In addition, $415,950 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $3,920,037 remained outstanding as of June 30, 1999, including those purchased by Blackacre.

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

      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the quarter ended March 31, 1998, $736,000 for the quarter ended March 31, 1999 and $497,000 for the quarter ended June 30, 1999. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM and NPO as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% compounded monthly per annum payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of June 30, 1999. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer and $415,950 from the Second Offer.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to NPO under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

Opportunity Fund
----------------

     In April 1998, DVL, an affiliate of Blackacre, and affiliates of NPO entered into a certain Agreement Among Members (the "Opportunity Agreement"), providing for an arrangement (the "Opportunity Fund"), pursuant to which entities would be formed, from time to time, to enter into certain transactions involving the acquisition of limited partnership interests in the assets of, or mortgage loans to, affiliated limited partnerships or other assets in which the Company has an interest. These investment opportunities will be presented to the Opportunity Fund on a first refusal basis, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds.

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

     To date, the Opportunity Fund has purchased eight wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (one of which was purchased in 1999), acquired limited partnership units from unaffiliated individuals in two Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL (see Note 2).


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
----------------------------------------------------------------------------

     DVL realized net income, from operations of $638,000 and a net income after extraordinary gains, of $1,135,000 for the three months ended June 30, 1999, compared to a net loss, from operations and extraordinary gains, of $112,000 for the three months ended June 30, 1998. Extraordinary gains increased as a result of increased gains on debt settlements, to $497,000 for 1999 compared to $-0- for 1998.

    Interest earned on mortgage loans decreased in 1999 over 1998 as a result of a decrease in the size of DVL's mortgage portfolio and number of affiliated limited partnerships. Transaction fees and other fees from affiliated limited partnerships increased in 1999 from 1998. Transaction fees are earned in connection with the sales of partnership properties and refinancings of underlying mortgages.

     During the second quarter in 1999, DVL was paid aggregate proceeds of $2,432,000 as full satisfaction of four of its mortgage loans. The aggregate net proceeds paid on the satisfaction of mortgage loans was greater than the net carrying value, which resulted in a gain of $1,017,000 on the satisfaction of mortgage loans.

     Rental income from others was $139,000 in 1999 as compared to $67,000 in 1998. The primary reason for this increase was the foreclosure of one of the real estate properties that secured a DVL mortgage loan receivable in November 1998, thus transferring receipts to rental income from mortgage income.

     General and administrative expenses ("G&A") increased from $250,000 to $319,000 from 1998 to 1999, primarily as a result of DVL's move in November 1998 to its new corporate headquarters.

     Interest expense on the NPM Loan was greater in 1999 compared to 1998 as a result of the accelerated paydown of the NPM Loan. The financing costs of the loan, as well as the value of the warrants issued in connection with obtaining the Loan, are amortized proportionately as the loan is repaid. As the loan was totally repaid in May of 1999, all remaining costs were amortized in 1999. Interest expense on the NPO asset service fee payable increased in 1999 compared to 1998 due to the continued accrual of the fees and the compounding of interest. Interest expense on the litigation settlement notes decreased in 1999 compared to 1998 as a result of DVL having repurchased notes in the tender offers.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

   DVL realized net income from operations of $872,000 and a net income after extraordinary gains, of $2,105,000 for the six months ended June 30, 1999, compared to a net loss, from operations of $391,000 and after extraordinary gains, of $189,000 for the six months ended June 30, 1998. Extraordinary gains increased as a result of increased gains on debt settlements, to $1,233,000 for 1999 compared to $202,000 for 1998.

    Interest on mortgage loans and partnership management fees from affiliated limited partnerships increased in 1999 over 1998 even though DVL's mortgage portfolio and number of affiliated limited partnerships had continued to reduce in size. This increase was primarily a result of the Company's re-evaluation of several mortgage loans in its portfolio. Prior to the second quarter of 1998, DVL was not recognizing interest income on certain loans in its mortgage portfolio. Interest received on loans was applied to reduce the carrying value of assets. The Company then determined that no further reductions in carrying value were appropriate. Therefore, commencing in the second quarter of 1998, interest income is recognized to the extent of cash payments ratably over the fiscal year.

   Transaction fees and other fees from affiliated limited partnerships increased slightly in 1999 from 1998. Transaction fees are earned in connection with the sales of partnership properties and refinancings of underlying mortgages.

   During 1999, DVL was paid aggregate proceeds of $3,910,000 as full satisfaction of seven of its mortgage loans. The aggregate net proceeds paid on the satisfaction of mortgage loans was greater than the net carrying value, which resulted in a gain of $1,581,000 on the satisfaction of mortgage loans.

    Rental income from others was $259,000 in 1999 as compared to $147,000 in 1998. The primary reason for this increase was the foreclosure of one of the real estate properties that secured a DVL mortgage loan receivable in November 1998, thus transferring receipts to rental income from mortgage income.

   There was no provision (recovery) for losses during 1999 compared to a (recovery) of ($131,000) in 1998.

   General and administrative expenses ("G&A") increased from $574,000 to $699,000 from 1998 to 1999, primarily as a result of DVL's move in November 1998 to its new corporate headquarters.

    Interest expense on the NPM Loan was greater in 1999 compared to 1998 as a result of the accelerated paydown of the NPM Loan. The financing costs of the loan, as well as the value of the warrants issued in connection with obtaining the Loan, are amortized proportionately as the loan is repaid. As the loan was totally repaid in May of 1999, all remaining costs were amortized in 1999. Interest expense on the NPO asset service fee payable increased in 1999 compared to 1998 due to the continued accrual of the fees and the compounding of interest. Interest expense on the litigation settlement notes decreased in 1999 compared to 1998 as a result of DVL having repurchased notes in the Tender Offers.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests in real estate, management fees from the operation of affiliated limited partnerships and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. The Company's portfolio of loans to affiliated limited partnerships currently does not produce substantial cash flow from operations because most of the cash received from the mortgages is used to pay the debt service on mortgages on the properties senior to those held by the Company, with any excess being used to pay principal and interest on the NPM Loan based on the collateral interest in such mortgages held by NPM up until the final payoff in May 1999 and certain other creditors, including NPO, thereafter.

     As a result of the above factors, the Company continues to experience liquidity problems, though at a level lower than in prior years. To enable the Company to meet its short-term operating needs, the Company continues to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. There still remains some risk that the Company may not be able to raise the necessary funds with which to continue operations. NPO has agreed to waive any events of default that may exist under its servicing agreements due to the deferral of fees through December 31, 1999 and has further agreed to loan to the Company any amounts needed for quarterly obligations due to a creditor through January 1, 2000. As of June 30, 1999, the Company owes approximately $1,848,000 to NPO.

     The Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the First Offer and an additional $500,000 was borrowed as of May 14, 1999 for the Second Offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until the

Company satisfies all of its obligations owing to the NPM Parties.
Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     From January 1998 through May 1999, NPM advanced additional amounts aggregating $370,000 to DVL to fund quarterly payments to a creditor of the Company. These advances were not required under the original loan transaction with NPM, consummated in September 1996 (the "Original Loan"). These advances bore interest at 15% per annum and were paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the advances, are referred to in the aggregate herein as the "NPM Loan". In April and May 1999, DVL paid $2,740,000 to NPM in full satisfaction of the amounts due on the NPM Loan.


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

     The Company's management has conducted an assessment of the Company's operations from an internal, vendor and customer perspective. The assessment addressed all of the Company's material computer systems, applications and any other material systems that the Company believed may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment included seeking information from certain material vendors which provide certain external services to the Company although the Company cannot control whether or the manner in which such services will be provided. In addition, the Company's assessment included assessing whether its significant customers are Year 2000 compliant or will be Year 2000 compliant prior to Year 2000. In addition, the Company believes that its material vendors and customers are also Year 2000 compliant. The Company believes that its internal computer systems are currently Year 2000 compliant. The cost of the Company's Year 2000 assessment and compliance efforts has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing its assessment and compliance project will be material to its results of operations or liquidity. Costs associated with addressing Year 2000 issues were expensed as incurred.

                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:
    11   - Statement RE:  Computation of Earnings Per Share
    27   - Financial Data Schedule

(B) There were no reports on Form 8-K filed during the six months ended June 30, 1999.




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By:  /S/ GARY FLICKER
                                           _____________________________
                                           Gary Flicker, Executive Vice
                                           President and Chief Financial
                                           Officer (Principal Financial and
                                           Chief Accounting Officer)



August 11, 1999

                               EXHIBIT INDEX
                               -------------

    11   - Statement RE:  Computation of Earnings Per Share - Three Months
    11.1 - Statement RE:  Computation of Earnings Per Share - Six Months
    27   - Financial Data Schedule