Form 10-Q
period 1999-09-30
DVL INC /DE/
filed 1999-11-12
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               -------------------------------------------

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

            Class                          Outstanding at November 12, 1999
-----------------------------              --------------------------------
Common Stock, $.01 par value                           16,560,450








                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.   Item 1 - Financial Information:                       Page No.'s
                                                                ----------

          Consolidated Balance Sheets -
          September 30, 1999 (unaudited) and December 31, 1998      1-2

          Consolidated Statements of Operations -
          Three Months Ended September 30, 1999 (unaudited)
           and 1998 (unaudited)                                      3
          Nine Months Ended September 30, 1999 (unaudited)
           and 1998 (unaudited)                                      4

          Consolidated Statement of Shareholders' Equity for
           the nine months ended September 30, 1999 (unaudited)      5

          Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1999 (unaudited)
           and 1998 (unaudited)                                     6-7

          Notes to Consolidated Financial Statements (unaudited)    8-11

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations           12-18



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 18

          Signatures                                                18

          Exhibit Index                                             19

                      Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                               September 30,  December 31,
                                                   1999           1998
                                               -------------  ------------
ASSETS                                            (unaudited)
------
Loans receivable (including amounts maturing
 after one year)
  Affiliates:
    Mortgages due from affiliated partnerships
     (net of underlying liens of $29,572 and
     $38,517, respectively)                         $ 21,303     $ 26,323
    Unearned interest                                 (5,810)      (7,944)
                                                    --------     --------
     Net mortgage loans receivable from affiliated
      partnerships                                    15,493       18,379

  Others:
    Non-performing loans collateralized by limited
     partnership interests                               851          894
    Due from affiliated partnerships                      23          431
                                                    --------     --------
   Total loans receivable                             16,367       19,704
   Allowance for loan losses                           7,454        8,435
                                                    --------     --------

Net loans receivable                                   8,913       11,269

Cash (including restricted cash of $77 for 1999
 and 1998)                                             1,125          392
Investments
 Real estate at cost (net of allowance for loss of
  $0 and $208 for 1999 and 1998, respectively)           494          704
 Real estate lease interests                           1,384        1,489
 Affiliated limited partnerships (net of allowance
  for loss of $927 and $1,051, respectively)           1,294        1,449
 Other investments (net of allowance for loss of
  $400 for 1999 and 1998)                                648          648
Prepaid financing and other assets                       683        1,040
                                                    --------     --------
       Total assets                                 $ 14,541     $ 16,991
                                                    ========     ========



See notes to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                            September 30,    December 31,
                                                1999             1998
                                            -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY           (unaudited)
------------------------------------
Liabilities:
  Long-term debt - NPM Capital LLC                $     -       $  3,921
  Long-term debt - Blackacre Bridge Capital, LLC    1,812          1,207
  Long-term debt - Other                              397            663
  Long-term debt - Notes payable - litigation
   settlement                                       2,894          4,146
  Asset Service Fee Payable - NPO                   2,020          1,714
  Accounts payable, security deposits and
   accrued liabilities                                358            565
  Deferred income                                     113              -
                                                 --------       --------
     Total liabilities                              7,594         12,216
                                                 --------       --------


Commitments and contingencies                           -              -

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
   100 shares, issued 100 shares at September 30,
   1999 and December 31, 1998                           1              1
  Common stock, $.01 par value, authorized -
   40,000,000 shares, issued and outstanding -
   16,560,450, at September 30, 1999 and
   December 31, 1998                                  166            166
   Additional paid-in capital                      95,288         95,288
   Deficit                                        (88,508)       (90,680)
                                                 --------       --------
     Total shareholders' equity                     6,947          4,775
                                                 --------       --------

Total liabilities and shareholders' equity       $ 14,541       $ 16,991
                                                 ========       ========











See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                (unaudited)
                                                    Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1999        1998
                                                  ----------   ----------
Income from affiliates:
  Interest on mortgage loans                      $      231   $      300
  Gain on satisfaction of mortgage loans                   -          173
  Partnership management fees                             87           85
  Transaction and other fees from partnerships            97          169
  Distributions from investments                          20           40
  Rent and other income                                    2           10
Income from others
  Rent income                                            173           72
  Distributions from investments                          34           31
  Management fees                                        144           24
  Other income and interest                               10           12
                                                  ----------   ----------
                                                         798          916
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                       (33)         (21)
  General and administrative                             257          293
  Asset servicing fee - NPO Management LLC               150          150
  Legal and professional fees                            111           30
Interest expense
  NPM Capital LLC                                          -          285
  Blackacre Bridge Capital, LLC                           54           41
  Litigation Settlement Notes                            116          149
  NPO                                                     73           53
  Others                                                  28           37
                                                  ----------   ----------
                                                         756        1,017
                                                  ----------   ----------
Operating income (loss) before extraordinary gain         42         (101)
Extraordinary gain on the settlements of
 indebtedness                                             25            -
                                                  ----------   ----------
  Net income (loss)                               $       67   $     (101)
                                                  ==========   ==========
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .00   $     (.01)
  Extraordinary gain                                     .00            -
                                                  ----------   ----------
  Net income (loss)                               $      .00   $     (.01)
                                                  ==========   ==========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .00   $     (.01)
  Extraordinary gain                                     .00            -
                                                  ----------   ----------
  Net income (loss)                               $      .00   $     (.01)
                                                  ==========   ==========
Weighted average shares outstanding - basic       16,560,450   16,426,554
Effect of dilutive securities                     47,609,919       -0-
                                                  ----------   ----------
Weighted average shares outstanding - diluted     64,170,369   16,426,554
                                                  ==========   ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                (unaudited)
                                                    Nine Months Ended
                                                      September 30,
                                                  -----------------------
                                                     1999        1998
                                                  ----------   ----------
Income from affiliates:
  Interest on mortgage loans                      $      821   $      818
  Gain on satisfaction of mortgage loans               1,581          173
  Partnership management fees                            302          272
  Transaction and other fees from partnerships           440          493
  Distributions from investments                          97          139
  Rent and other income                                   15           27
Income from others
  Rent income                                            432          219
  Distributions from investments                          34           31
  Management fees                                        192           47
  Other income and interest                               79           50
                                                  ----------   ----------
                                                       3,993        2,269
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                       (33)        (152)
  General and administrative                             956          867
  Asset servicing fee - NPO Management LLC               450          450
  Legal and professional fees                            211           93
Interest expense
  NPM Capital LLC                                        665          677
  Blackacre Bridge Capital, LLC                          189          120
  Litigation Settlement Notes                            361          429
  NPO                                                    207          134
  Others                                                  73          143
                                                  ----------   ----------
                                                       3,079        2,761
                                                  ----------   ----------
Operating income (loss) before extraordinary gain        914         (492)
Extraordinary gain on the settlements of
 indebtedness                                          1,258          202
                                                  ----------   ----------
  Net income (loss)                               $    2,172   $     (290)
                                                  ==========   ==========
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .05   $     (.03)
  Extraordinary gain                                     .08          .01
                                                  ----------   ----------
  Net income (loss)                               $      .13   $     (.02)
                                                  ==========   ==========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain         $      .01   $     (.03)
  Extraordinary gain                                     .02          .01
                                                  ----------   ----------
  Net income (loss)                               $      .03   $     (.02)
                                                  ==========   ==========
Weighted average shares outstanding - basic       16,560,450   16,426,554
Effect of dilutive securities                     47,609,919         -0-
                                                  ----------   ----------
Weighted average shares outstanding - diluted     64,170,369   16,426,554
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

                                                  DVL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               (in thousands except share data)
                                                          (unaudited)



                                    Preferred Stock       Common Stock       Additional
                                    ---------------   --------------------     paid-in    Equity
                                     Shares  Amount      Shares    Amount      capital   (Deficit)    Total
                                    -------- ------   ----------- --------   ----------  ---------  --------
Balance-January 1, 1999                  100 $    1   16,560,450  $   166    $ 95,288    $(90,680)  $ 4,775

Net income                                 -      -            -        -           -       2,172     2,172
                                    -------- ------   ----------  -------    --------    --------   -------
Balance-September 30, 1999               100 $    1   16,560,450  $   166    $ 95,288    $(88,508)  $ 6,947
                                    ======== ======   ==========  =======    ========    ========   =======




















See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                               ---------------------
                                                 1999         1998
                                               --------     --------
Cash flows from operating activities
  Income (loss) before extraordinary gain      $    914     $   (492)
  Adjustments to reconcile net income (loss)
   before extraordinary gain to net cash
   provided by operating activities
   Recovery of provision for losses                 (33)        (152)
   Accrued interest added to indebtedness           191          338
   Gain on satisfaction of mortgage loans        (1,581)           -
   Amortization of unearned interest on
    loans receivable                                (68)          35
   Amortization of real estate lease interests      105          102
   Amortization of debt discount                    234          109
   Amortization of deferred charges                   -          (40)
   Imputed interest on notes                        360          429
   Net decrease in due from affiliated
    partnerships                                    408           11
   Net decrease in real estate                      210            -
   Net decrease in other assets                     357          158
   Net (decrease) in accounts payable and
    accrued liabilities                            (207)        (389)
   Net increase in asset service fee - NPO          306          579
   Net increase in deferred income                  113          169
                                               --------     --------
     Net cash provided by operating
     activities                                   1,309          857
                                               --------     --------
Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                  3,629        2,345
  Net decrease (increase) in affiliated
   limited partnership interests and
   other investments                                156          (23)
                                               --------     --------
     Net cash provided by investing
       activities                              $  3,785     $  2,322
                                               --------     --------






See notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                               (continued)
                                                Nine Months Ended
                                                  September 30,
                                               --------------------
                                                 1999        1998
                                               --------    --------
Cash flows from financing activities
  Proceeds from new borrowings                 $    588    $    513
  Repayment of indebtedness                      (4,595)     (3,300)
  Payments related to debt tender offer            (354)       (296)
                                               --------    --------
   Net cash (used in) financing activities       (4,361)     (3,083)
                                               --------    --------
  Net increase in cash                              733          96
  Cash - beginning of period                        392         496
                                               --------    --------
  Cash - end of period                         $  1,125    $    592
                                               ========    ========

Supplemental disclosure of cash flow information:

 Cash paid during the period for interest,
  excluding amounts paid on underlying loans   $     95    $    224
                                               ========    ========

 Cash paid for income taxes                    $     11    $     10
                                               ========    ========

Supplemental disclosure of non-cash
 investing and financing activities:

   Reduction in accrued liabilities upon
    issuance of common stock                   $      -    $     52
                                               ========    ========
   Net reduction of Notes Payable -
    Litigation Settlement                      $  1,258    $    202
                                               ========    ========










See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Financial Condition

     In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein.
The results of the Company's operations for the three and nine months ended September 30, 1999 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and nine months ended September 30, 1998 have been reclassified to conform to the presentation for the three and nine months ended September 30, 1999. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 1998.

      DVL's cash flow generated by its mortgage portfolio (after payments to lien holders of senior underlying mortgages) was previously used principally to repay the Company's outstanding loan obligation to NPM Capital LLC ("NPM"). Having repaid the loan to NPM in full as of May 1999, DVL intends to now use such cash flow to repay DVL's other secured indebtedness. While DVL's cash flow is still less than its cash requirements, the sums required to be funded by the liquidation of assets has substantially been reduced over the past years.

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

2.   Loans Receivable/Long Term Debt

     During the first quarter of 1999, DVL, as the general partner of three limited partnerships, negotiated the sale of such partnerships' properties. The sale resulted in aggregate net proceeds of $1,477,782 to DVL as the holder of the mortgages on such properties. The aggregate net proceeds received from the satisfaction of the mortgage loans was $564,000 greater than DVL's carrying value, which resulted in a gain on satisfaction of mortgages during the quarter ended March 31, 1999.

    During the second quarter of 1999, DVL, as the general partner of four separate limited partnerships, negotiated the sale of those partnerships' properties. These sales resulted in the receipt by DVL, as the holder of mortgages on the four properties, of approximately $2,432,000.

                                      8
      One of the four partnerships in the second quarter sold the leasehold interest in its property to the Opportunity Fund (as defined below) which resulted in net cash proceeds to DVL as holder of a mortgage of $1,266,000. In connection with this transaction, DVL sold the land underlying this property to the Opportunity Fund for $300,000. In connection with the sale, DVL was retained by the Opportunity Fund to provide management services for the property on a fee basis.

     Sales during the second quarter of 1999 resulted in a gain on satisfaction of mortgages and the land sale of approximately $1,017,000 of which $701,000 was attributable to the transaction with the Opportunity Fund.

     Substantially all of the net proceeds received by DVL from the satisfaction of the mortgages in the first and second quarters were paid by DVL to NPM in payment of principal and accrued interest on the loan to NPM. These payments along with other payments made by DVL to NPM resulted in the repayment in full of all outstanding balances owed to NPM by May of 1999.

     During 1999, DVL paid an aggregate of $600,000 to NPO Management LLC ("NPO"), as partial payment of the asset service fees which were owed to NPO.

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

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,398,208 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $3,878,881 remained outstanding as of September 30, 1999, including those purchased by Blackacre.

      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the quarter ended March 31, 1998, $736,000 for the quarter ended March 31, 1999, $497,000 for the quarter ended June 30, 1999 and $25,000 for the quarter ended September 30, 1999. Despite the fact that the Second Offer ended on May 14, 1999, there were certain reconciling items and finalizations of certain purchases that resulted in a third quarter gain. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM and NPO as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement"), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. Total borrowings under the BC Arrangement were $1,560,000 as of September 30, 1999. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer.


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














Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The September 30, 1999, Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,398,208 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $3,878,881 remained outstanding as of September 30, 1999, including those purchased by Blackacre.

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




                                     12
      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the quarter ended March 31, 1998, $736,000 for the quarter ended March 31, 1999, $497,000 for the quarter ended June 30, 1999 and $25,000 for the quarter ended September 30, 1999. Despite the fact that the Second Offer ended on May 14, 1999, there were certain reconciling items and finalizations of certain purchases that resulted in a third quarter gain. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% compounded monthly per annum payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of September 30, 1999. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer.

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

                                     13
     The Opportunity Fund is expected to pursue each Opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by BCG and the NPO Affiliates. The Company will receive up to 20% of the profits from an opportunity after BCG and the NPO Affiliates receive the return of their investment plus preferred returns ranging from 12% to 20%.

     To date, the Opportunity Fund has purchased eight wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (one of which was purchased in 1999), acquired limited partnership units from unaffiliated individuals in two Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL (see Note 2 of Notes to Financial Statements).

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998
----------------------------------------------------------------------------

     DVL realized net income from operations of $42,000 and a net income after extraordinary gains of $67,000 for the three months ended September 30, 1999, compared to a net loss, from operations and extraordinary gains, of $101,000 for the three months ended September 30, 1998. Extraordinary gains increased as a result of increased gains on debt settlements ($25,000 for 1999 compared to $-0- for 1998).

    Interest earned on mortgage loans decreased in 1999 over 1998 as a result of a decrease in the size of DVL's mortgage portfolio. Transaction fees and other fees from affiliated limited partnerships decreased in 1999 from 1998. Transaction fees are earned in connection with the sales of partnership properties and refinancings of underlying mortgages.

     Rental income from others was $173,000 in 1999 as compared to $72,000 in 1998. The primary reason for this increase was the 1998 foreclosure of a property that secured a DVL mortgage loan receivable, thus transferring receipts to rental income from mortgage income.

     Management fee income from others was $144,000 in 1999 as compared to $24,000 in 1998. The reason for this increase was the result of a $120,000 incentive management fee earned and paid in the quarter ended September 30, 1999, from an entity that is owned by affiliates of BCG and NPO.

     General and administrative expenses ("G&A") decreased from $293,000 to $257,000 from 1998 to 1999. The decrease in G&A was primarily attributed to a decrease in salaries and salary related costs. This decrease was partially offset by higher office costs as a result of DVL's move in November 1998 to its new corporate headquarters.

     Legal and professional fees increased in 1999 from 1998 primarily as a result of certain one-time costs expended in connection with the collection of limited partner note delinquencies, as well as higher outside legal expenditures due to the reduction of in-house legal personnel.


                                     14

     Interest expense on the loan to NPM was $0 in 1999 compared to $285,000 in 1998 as a result of the accelerated paydown of the NPM Loan in May 1999. Interest expense on the NPO asset service fee payable increased in 1999 compared to 1998 due to the continued accrual of the fees and the compounding of interest. Interest expense on the litigation settlement notes decreased in 1999 compared to 1998 as a result of DVL having repurchased notes in the tender offers. Interest expense on the loan from Blackacre increased in 1999 from 1998 due to an additional borrowing of $500,000 in January 1999 for the Second Offer, as well as the continued accrual of the fees and the compounding of interest. Interest expense from others decreased in 1999 from 1998, primarily due to the final paydown of debt to one of DVL's long-term creditors at the end of 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998
----------------------------------------------------------------------------

   DVL realized net income from operations of $914,000 and a net income after extraordinary gains of $2,172,000 for the nine months ended September 30, 1999, compared to a net loss, from operations of $492,000 and a net loss after extraordinary gains, of $290,000 for the nine months ended September 30, 1998. Extraordinary gains increased as a result of increased gains on debt settlements ($1,258,000 for 1999 compared to $202,000 for 1998).

    Interest on mortgage loans and partnership management fees from affiliated limited partnerships increased slightly in 1999 over 1998 even though DVL's mortgage portfolio continued to reduce in size. This increase in interest was primarily a result of the Company's re-evaluation of several mortgage loans in its portfolio. Prior to the second quarter of 1998, DVL was not recognizing interest income on certain loans in its mortgage portfolio. Interest received on loans was applied to reduce the carrying value of assets. The Company then determined that no further reductions in carrying value were appropriate. Therefore, commencing in the second quarter of 1998, interest income is recognized to the extent of cash payments ratably over the fiscal year.

   Transaction fees and other fees from affiliated limited partnerships decreased in 1999 from 1998. Transaction fees are earned in connection with the sales of partnership properties and refinancings of underlying mortgages.

     Distributions from investments decreased in 1999 from 1998 primarily due to the timing of which the Company realized amounts on its investments as a limited partner.

   During 1999, DVL was paid aggregate proceeds of $3,910,000 as full satisfaction of seven of its mortgage loans. The aggregate net proceeds paid on the satisfaction of mortgage loans was greater than the net carrying value, which resulted in a gain of $1,581,000 on the satisfaction of mortgage loans. During 1998, the gain recognized was $173,000.

    Rental income from others was $432,000 in 1999 as compared to $219,000 in 1998. The primary reason for this increase was the 1998 foreclosure of a property that secured a DVL mortgage loan receivable, thus transferring receipts to rental income from mortgage income.





                                     15
     Management fee income from others was $192,000 in 1999 compared to $47,000 in 1998. The primary reason for the increase was a $120,000 incentive management fee earned and paid in the quarter ended September 30, 1999, from an entity that is owned by affiliates of NPO and BCG.

   During 1999 and 1998, the Company finalized settlement agreements that allow DVL to realize cash proceeds that exceed the carrying value on previously reserved limited partner notes receivable. As a result, for 1999 and 1998 DVL has reflected a recovery in the provision for losses of $33,000 and $152,000, respectively.

   General and administrative expenses ("G&A") increased from $867,000 to $956,000 from 1998 to 1999, primarily as a result of DVL's move in November 1998 to its new corporate headquarters. This increase was partially reduced by a decrease in salaries and salary related costs.

    Legal and professional fees increased in 1999 from 1998 primarily as a result of certain one time costs expended in connection with the collection of limited partner note delinquencies, as well as higher outside legal expenditures due to the reduction of in-house legal personnel.

    Interest expense on the loan to NPM decreased in 1999 compared to 1998 as a result of the accelerated paydown of this loan. The financing costs of the loan, as well as the value of the warrants issued in connection with obtaining the Loan, are amortized proportionately as the loan is repaid. As the loan was totally repaid in May of 1999, all remaining costs were amortized in 1999. Interest expense on the NPO asset service fee payable increased in 1999 compared to 1998 due to the continued accrual of the fees and the compounding of interest. Interest expense on the litigation settlement notes decreased in 1999 compared to 1998 as a result of DVL having repurchased notes in the Tender Offers. Interest expense on the loan from Blackacre increased in 1999 from 1998 due to an additional borrowing of $500,000 in January 1999 for the Second Offer, as well as the continued accrual of the fees and the compounding of interest. Interest expense from others decreased in 1999 from 1998, primarily due to the final paydown of debt to one of DVL's long-term creditors at the end of 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests in real estate, management fees from the operation of affiliated limited partnerships and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. The Company's portfolio of loans to affiliated limited partnerships currently does not produce substantial cash flow from operations because most of the cash received from the mortgages is used to pay the debt service on mortgages on the properties senior to those held by the Company, with any excess being used to pay certain other creditors, including NPO.








                                     16
     As a result of the above factors, the Company continues to experience liquidity problems, though at a level lower than in prior years. To enable the Company to meet its short-term operating needs, the Company still needs to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. NPO has agreed to waive any events of default that may exist under its servicing agreements due to the deferral of fees through December 31, 1999 and has further agreed to loan to the Company any amounts needed for quarterly obligations due to a creditor through January 1, 2000.
As of October 31, 1999, the Company owes approximately $1,845,000 to NPO. During 1999, the Company paid an aggregate of $600,000 to NPO, as partial payment of amounts due.

     The Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the First Offer and an additional $500,000 was borrowed as of May 14, 1999 for the Second Offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until the Company satisfies all of its obligations owing to NPM and NPO. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     From January 1998 through April 1999, NPM advanced additional amounts aggregating $370,000 to DVL to fund quarterly payments to a creditor of the Company. These advances were not required under the original loan transaction with NPM, consummated in September 1996 (the "Original Loan"). These advances bore interest at 15% per annum and were paid pari passu with the Original Loan, and with the additional advances aggregating $200,000 made in March and April 1997. The Original Loan, together with the advances, are referred to in the aggregate herein as the "NPM Loan". In May 1999, DVL paid all remaining outstanding amounts due on the NPM Loan.

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

                                     17
     The Company's management has conducted an assessment of the Company's operations from an internal, vendor and customer perspective. The assessment addressed all of the Company's material computer systems, applications and any other material systems that the Company believed may be vulnerable to the Year 2000 Issue and significantly affect operations. This assessment included seeking information from certain material vendors which provide certain external services to the Company although the Company cannot control whether or the manner in which such services will be provided. In addition, the Company's assessment included assessing whether its significant customers are Year 2000 compliant or will be Year 2000 compliant prior to Year 2000. The Company believes that its internal computer systems are currently Year 2000 compliant. In addition, the Company believes that, although there can be no assurance, its material vendors and customers are also Year 2000 compliant. The cost of the Company's Year 2000 assessment and compliance efforts has not been material to the Company's results of operations or liquidity and the Company does not anticipate that the cost of completing its assessment and compliance project will be material to its results of operations or liquidity. Costs associated with addressing Year 2000 issues were expensed as incurred.


                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:
    11   - Statement RE:  Computation of Earnings Per Share
    27   - Financial Data Schedule

(B) There were no reports on Form 8-K filed during the three months ended September 30, 1999.




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By:  /S/ GARY FLICKER
                                           --------------------------------
                                           Gary Flicker, Executive Vice
                                           President and Chief Financial
                                           Officer (Principal Financial and
                                           Chief Accounting Officer)



November 12, 1999






                                     18



                               EXHIBIT INDEX
                               -------------

    11   - Statement RE:  Computation of Earnings Per Share - Three Months
    11.1 - Statement RE:  Computation of Earnings Per Share - Nine Months
    27   - Financial Data Schedule