Form 10-K
period 1999-12-31
DVL INC /DE/
filed 2000-03-30
CIK 215639

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 OR
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 17, 2000 was $3,301,038.

The number of shares outstanding of Common Stock of the Registrant as of March 17, 2000 was 16,560,450.

                                    DVL, INC.

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1999

                               ITEMS IN FORM 10-K
                               ------------------

                                                                   Page
                                                                   ----
                                     PART I

Item  1.  Business                                                    1
Item  2.  Properties                                                  7
Item  3.  Legal Proceedings                                           7
Item  4.  Submission of Matters to a Vote of Security Holders         7


                                     PART II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                        9
Item  6.  Selected Consolidated Financial Data                       10
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12

Item  7A. Quantitative and Qualitative Disclosures About
           Market Risk                                               19
Item  8.  Financial Statements and Supplementary Data                19
Item  9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                       19


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant         20
Item 11.  Executive Compensation                                     23
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                           27
Item 13.  Certain Relationships and Related Transactions             35


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                              38

                                     PART I

     This 1999 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

ITEM 1.  BUSINESS.

OVERVIEW

     DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in the ownership and servicing of a portfolio of secured commercial mortgage loans, as well as acting as the general partner of the limited partnerships which own the properties which secure such mortgages (each an "Affiliated Limited Partnership"). Also, the Company performs real estate asset management and administrative services for third parties.

      DVL is the general partner of approximately 90 affiliated limited partnerships which own income-producing commercial, office and industrial properties comprising approximately 3.5 million square feet. A majority of the properties are subject to long-term triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The remaining properties are shopping centers, industrial properties and other commercial properties. In connection therewith, the Company performs real estate and partnership management services.

     The mortgage loans held by the Company are primarily "wrap-around" mortgage loans which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders which self liquidate from the base rents payable by the underlying tenant over the primary term of the related lease. The Company receives mortgage payments from the Affiliated Limited Partnerships and pays the underlying mortgage holder their required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships percentage rent income as additional debt service. The Company's other principal assets include (a) loans made to limited partners of Affiliated Limited Partnerships, which loans are secured by the limited partnerships interests held by such limited partners, (b) long term leasehold interests in certain commercial properties, (c) investments as a limited partner in certain Affiliated Limited Partnerships and (d) certain real estate.

     The Company derives the majority of its income as a result of the difference in the effective interest rates on its wrap-around mortgages and the interest rates on the underlying mortgages, as well as from a share of percentage rents received from various tenants of the Affiliated Limited

Partnerships, from rentals received as a result of its long term leasehold interests, from fees received as General Partner of the Affiliated Limited Partnerships (including disposition and management fees), from distributions received as a limited partner in the Affiliated Limited Partnerships, from the sale of partnership properties, and fees from third party management contracts.

     Through an arrangement developed with a related entity, called the "Opportunity Fund", described below, the Company continues to seek out and participate in investment opportunities related to its existing asset base. These opportunities do not require the direct investment of the Company's capital. To date, the Opportunity Fund has purchased several mortgages secured by properties owned by certain Affiliated Limited Partnerships as well as a commercial property and various limited partnership interests in certain Affiliated Limited Partnerships. The Company, as a participant in the Opportunity Fund, has a right to participate in profits after the other investors in the Opportunity Fund receive a required return on their investment.

     At December 31, 1999, the Company had net operating loss carry- forwards ("NOLS") aggregating approximately $63 million, which expire in various years through 2014 with approximately $55 million expiring through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

     As a result of focusing on historic issues and resolving claims of creditors, the Company has lacked sufficient cash resources to develop new business and has therefore been focused on (i) managing, administering and servicing its existing loan portfolio, the Affiliated Limited Partnerships and the mortgages it holds on such properties, (ii) seeking to sell or refinance or otherwise maximize the value of the real estate assets of DVL and its Affiliated Limited Partnerships, (iii) seeking management contracts to perform asset management and administrative services for third parties.

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2001, assuming that no payments are made to NPO Management LLC ("NPO"). The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings. (See Management Discussion and Analysis of Financial Conditions and Results of Operations).

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing real estate properties, the Affiliated Limited Partnerships and the mortgages on loans to such Affiliated Limited Partnerships, (ii) increase its participation in the Opportunity Fund, (iii) obtain investments through the use of bank borrowings and (iv) expand through the acquisition of one or more companies to generate income and positive cash flow. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions.

The Company anticipates that it would finance any possible future acquisition through new borrowing or the issuance of its common or preferred stock. However, the Company has no current commitments or arrangements for such additional financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms except for the new bank financing that was consummated in March 2000 for the acquisition of five mortgage loans.

     The principal executive offices of the Company are located at 70 East 55th Street, 7th Floor, New York, New York 10022. The Company's telephone number is
(212) 350-9900. The Company and its subsidiaries have not engaged in any business activity outside of the United States.

BUSINESS ACTIVITIES

     Mortgage Loans

     The Company's mortgage loan portfolio consists primarily of long term wrap-around and other mortgage loans due from its Affiliated Limited Partnerships secured by income-producing commercial, office and industrial properties leased on a long-term basis to unaffiliated, creditworthy tenants. The principal tenant is Wal-Mart Stores, Inc. Most of such loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loan over the primary term of the related lease. This has the effect of creating an equity build up in the value of the mortgage loans over time. At December 31, 1999, the Company had investments in 32 mortgage loans to Affiliated Limited Partnerships with an aggregate mortgage balance due of $69,557,000 and a carrying value for financial reporting purposes of $42,228,000 as of December 31, 1999, prior to a loan loss reserve of approximately $6,083,000 in connection with its mortgage loan portfolio. These mortgage loan receivable are subject to underlying mortgage obligations of $27,692,000.

     Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases under which they are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

     In addition to base rent, most leases also require the tenant to pay additional rent equal to a percentage of gross receipts from the tenant's operation of a property above a specified amount ("Percentage Rent"). In virtually all cases where the partnership is entitled to receive Percentage Rent, a portion of such rent is required to be paid to the Company as additional interest and/or additional debt service on the long-term mortgage.

     The Company has the right to refinance the outstanding mortgage loans underlying its wrap-around mortgage loans due from Affiliated Limited Partnerships, provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap-around loan. The Company also has the right to arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating such mortgage loans, subject to the same such limitations set forth above.

     In 1997, the Company refinanced five mortgages which generated approximately $957,000 in excess of the existing underlying mortgage loans. In 1998, the Company refinanced one mortgage which generated approximately $40,000 in excess of the existing underlying mortgage. During 1999, DVL did not refinance any of its wrap mortgages. The net excess funds from the 1997 and 1998 refinancings were used to pay the expenses of the refinancings, and to pay down the loan to NPM, as required by the applicable loan agreements. The amounts obtained from these refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of these refinancings, the Company's asset base available for future refinancings has diminished.

     All of these mortgage loans are pledged to secure the indebtedness of the Company to NPM Capital LLC ("NPM"), NPO, and together with NPM, (the "NPM Parties") and Blackacre Capital Group, LLC ("BCG"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. All outstanding indebtedness owed to NPM was fully paid off in May 1999. (See Items 7 and 13 below for a description of certain related transactions involving the NPM Parties).

     Loans Secured by Limited Partnership Interests

     The Company maintains a relatively small portfolio of loans to individual limited partners of the Affiliated Limited Partnerships, which loans are secured by limited partnership interests. As of December 31, 1999, such loans had an aggregate carrying value of $150,000 after a loan loss reserve of approximately $614,000. Substantially all of such loans were non-performing. The Company, through NPO, has been aggressively attempting to collect these loans including the institution of litigation and foreclosure on the limited partnership interests, where appropriate.

     Loan Portfolio

     The following table sets forth the number of various loans outstanding, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 1999. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan.


                                                     Number     Aggregate     Allowance
                                                      of         Loan        for Loan
                 Type of Loan                        Loans       Amount        Losses
                 ------------                        -----       ------        ------

                                                            (dollars in thousands)

Long-term mortgages due from Affiliated
 Limited Partnerships                                          $ 48,038
     Less:  unearned interest (1)                                (5,810)
                                                                -------
      Total loans collateralized by mortgages          32        42,228       $ 6,083
                                                       --       -------        ------

Loans collateralized by limited partnership
 interests                                             45           764           614
                                                      ---      --------        ------

Advances due from affiliated partnerships              17            48            -
                                                      ---      --------        -----

      Total loans                                      94      $ 43,040       $ 6,697
                                                      ===      ========       =======

------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.

     Investments in Affiliated Limited Partnerships

     The Company over the years has acquired various limited partnership interests in its Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through various purchases.

     Partnership and Property Management

     The Company is the general partner of approximately 90 Affiliated Limited Partnerships from which it receives management, transaction and other fees. The Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, is engaged in the management of two industrial properties located in New Jersey pursuant to master lease interests. These master leases permit PSC to sub-lease the properties to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the partnerships that own the properties.

     In June 1998, the Company entered into a Management Services Agreement with a limited partnership in which certain of its partners are affiliates of NPO to render certain services. This agreement will continue until the date that all of these partnerships' assets are sold unless terminated at any time prior, with 30 days notice by either party. As compensation, the Company receives an aggregate fee equal to (a) a monthly fee of $5,000 (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. For 1999 and 1998 the Company received compensation equal to $480,000 and $35,000, respectively.

     In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $3,000, and expense reimbursements of $1,000 per month.

     Also, the Company entered into a property management agreement with an entity that is part of the Opportunity Fund pursuant to which DVL provides property management services in exchange for fees equal to 3% of rent collections.

     In November 1999, the Company entered into a management service agreement with an entity whose partners are affiliates of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 which is payable upon certain capital events and an annual incentive fee, if certain levels of profitability occurs. For 1999, the Company was paid $4,000 and accrued fees of $13,000.

     Real Estate Holdings

     The Company currently owns one property located in New Jersey. Prior to May 1999 the Company owned an additional parcel, consisting of 6.9 acres of land, which was leased for an annual rent of $30,000 to an Affiliated Limited Partnership which owned the buildings and improvements on the parcel. In April 1999, the Company sold this property to an affiliated entity which is part of the Opportunity Fund. In connection with the sale, the Company also was repaid on a mortgage which it held on the leasehold interest. The one remaining property consists of approximately two acres of land underlying approximately 80,000 square feet of manufacturing, warehousing and commercial buildings which was leased through November 1998 to an Affiliated Limited Partnership ("Toch"), which owned the buildings and improvements on the property subject to a mortgage held by the Company. In November of 1998, the Company foreclosed on the mortgage and now owns the buildings and improvements.

     Opportunity Fund

     The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO ("PNM"), and Pemmil Management LLC, an affiliate of NPO ("Pemmil"), and PNM, the ("NPO Affiliates") are parties to a certain Agreement which is called the Opportunity Agreement (the "Opportunity Agreement"). The Opportunity Agreement has a term of three years expiring April 2001, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provides for an arrangement (the "Opportunity Fund") whereby the fund has the right of first refusal to finance the acquisition of limited partnership interests or mortgage loans of Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company is unable to pursue such business opportunity with its own funds from its reserves or available from operations, and without financing from a third party or issuing equity.

     The Opportunity Fund is expected to pursue each opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by the other members. The Company will receive up to 20% of the profits from an opportunity after the other investors receive a return of their investment plus preferred returns ranging from 12% to 20%.

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

     As of March 15, 2000, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven mortgages were purchased in 1998, one of which was purchased in 1999 and seven mortgages were purchased in January 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. To date, DVL has not realized any revenues from the investments by the Opportunity Fund.

     Employees

     As of March 15, 2000, the Company had 12 employees all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 6,000 square feet of office space. The lease for such office space is due to expire on February 7, 2003. The base rent is $227,160 per annum, plus real estate tax and operating expense escalation clauses. The Company leases on a month to month basis, certain office space. In 1999, the Company received approximately $48,000 from these sub- tenants. A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On February 1, 2000, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The holders of record of 14,058,457 shares of Common Stock were present in person or represented by proxy at the Annual Meeting. At the Annual Meeting, the Company's stockholders approved the following:

(1)  Election of Directors.

     The stockholders elected the following persons to serve as directors of the Company until the next Annual Meeting, or until their successors are duly elected and qualified. Votes were cast as follows:

                          Number Of       Number Of        Number Of
                          Votes For     Votes Against   Votes Abstaining

Myron Rosenberg            13,396,227            0              662,230
Frederick E.  Smithline    13,400,667            0              657,790
Allen Yudell               13,404,784            0              653,673

     Keith B. Stein continued his term as Special Purpose Director (as described in Item 10) after the Annual Meeting.

(2) Amendment of the Company's Certificate of Incorporation to increase the Authorized Issue.

     The Stockholders approved the amendment of the Company's Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to increase the number of authorized shares of capital stock of the Company from 40,000,100 to 95,000,100 in order to (a) increase the number of authorized shares of the Company's Common Stock from 40,000,000 to 90,000,000, and (b) authorize 5,000,000 shares of "blank check" preferred stock, $.01 par value. Votes were cast as follows:

                 Number Of          Number Of              Number Of
                 Votes For        Votes Against       Votes Abstaining
                 ---------        -------------       ----------------

                 8,792,527          1,508,389              123,769

(3)  Various other Amendments of the Company's Certificate of Incorporation.

         The Stockholders approved the amendments to the Company's Certificate of Incorporation to bring it into conformity with contemporary corporate legal practices and to help preserve the utilization of the Company's carryforwards of net operating losses for federal income tax purposes. Votes were cast as follows:

           Number Of            Number Of             Number Of
           Votes For          Votes Against       Votes Abstaining
           ---------          -------------       ----------------

           13,630,080            318,252               110,125

(4)  Various Amendments of the Company's By-laws.

          The Stockholders approved the amendments to the Company's By-laws to bring them into conformity with contemporary corporate legal practices and to help preserve the utilization of the Company's carryforwards of net operating losses for federal income tax purposes. Votes were cast as follows:

           Number Of            Number Of             Number Of
           Votes For          Votes Against       Votes Abstaining
           ---------          -------------       ----------------

           13,580,364            318,252               110,125

(5)   Amendment of 1996 Stock Option Plan (the "Plan").

          The Stockholders approved the amendment to the Company's Plan to increase by 1,000,000 the aggregate number of shares of the Company's Common Stock available under the Plan. Votes were cast as follows:

           Number Of            Number Of             Number Of
           Votes For          Votes Against       Votes Abstaining
           ---------          -------------       ----------------

            8,373,770           1,574,912              399,264

(6)   Appointment of Auditors

          The stockholders approved the appointment of Richard A. Eisner & Company, LLP as independent auditors of the Company for the 1999 fiscal year. Votes were cast as follows:

           Number Of            Number Of             Number Of
           Votes For          Votes Against        Votes Abstaining
           ---------          -------------        ----------------

           13,621,478            313,694               123,285

                                     PART II

ITEM 5.  MARKET FOR DVL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 15, 2000, DVL stock was trading at $.1875 based on the last sale price. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 1999 and 1998. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

1999                                     High         Low
----                                     ----         ---

First Quarter . . . . . . . . . . . .   $ .23       $ .14
Second Quarter  . . . . . . . . . . .     .22         .19
Third Quarter . . . . . . . . . . . .     .23         .17
Fourth Quarter  . . . . . . . . . . .     .20         .13


1998                                     High         Low
----                                     ----         ---

First Quarter . . . . . . . . . . . .   $ .20       $ .07
Second Quarter  . . . . . . . . . . .     .185        .14
Third Quarter . . . . . . . . . . . .     .17         .13
Fourth Quarter  . . . . . . . . . . .     .19         .125





     At March 15, 2000, there were 3,639 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                           Consolidated Statements of Operations Data
                                                            (In thousands except for per share data)
                                                                     Year Ended December 31,

                                                  1995          1996           1997          1998          1999
                                                  ----          ----           ----          ----          ----
Revenues

  Affiliates                                   $  7,188       $  5,835       $  6,183      $  5,794     $  6,375
  Other                                             369            399             70           528        1,360
                                               --------       --------       --------      --------     --------

          Total                                $  7,557       $  6,234       $  6,253      $  6,322     $  7,735
                                               ========       ========       ========      ========     ========

Income (loss) before extraordinary gain          (5,780)        (4,471)        (2,415)         (758)    $  1,026
Extraordinary gain on the settlement of           7,900          8,349          4,011           202        1,267
                                               --------       --------       --------      --------     --------
 indebtedness

          Net Income (loss)                    $  2,120       $  3,878       $  1,596      $   (556)    $  2,293
                                               ========       ========       ========      ========     ========
Basic earnings (loss) per share
  Income (loss) before extraordinary gain      $   (.58)      $   (.31)      $   (.15)     $   (.04)    $    .06
  Extraordinary gain                                .79            .58            .25           .01          .08
                                               --------       --------       --------      --------     --------

          Net Income (loss)                    $    .21       $    .27       $    .10      $   (.03)    $    .14
                                               ========       ========       ========      ========     ========

Diluted earnings (loss) per share
  Income (loss) before extraordinary gain          (.58)          (.31)          (.15)         (.04)         .02
  Extraordinary gain                                .79            .58            .25           .01          .02
                                               --------       --------       --------      --------     --------

   Net Income (loss)                           $    .21       $    .27       $    .10      $   (.03)    $    .04
                                               ========       ========       ========      ========     ========

                         Consolidated Balance Sheet Data
                                 (In thousands)
                                As at December 31


                                         1995          1996         1997           1998         1999
                                         ----          ----         ----           ----         ----

Total assets                           $85,799       $76,383      $64,942        $55,635      $41,858
                                       =======       =======      =======        =======      =======

Underlying mortgages payable           $44,300       $49,749      $45,306        $38,644      $27,692
                                       =======       =======      =======        =======      =======

Long-term debt and notes payable       $32,290       $20,340      $12,143        $ 9,937      $ 5,156
                                       =======       =======      =======        =======      =======

Short-term debt                        $ 1,060       $     -      $     -        $     -      $     -
                                       =======       =======      =======        =======      =======
Shareholders' equity (capital
 deficiency)                           $(1,330)      $ 3,582      $ 5,279        $ 4,775      $ 7,068
                                       =======       =======      =======        =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company is a commercial finance company which has been primarily engaged in the ownership and servicing of a portfolio of secured commercial mortgage loans, as well as managing numerous properties and the limited partnerships which typically own such properties.

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2001, assuming that no payments are made to NPO Management LLC ("NPO"). The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing real estate properties, the Affiliated Limited Partnerships and the mortgages on loans to such Affiliated Limited Partnerships, (ii) increase its participation in the Opportunity Fund, (iii) obtain assets using borrowed funds, where possible, and (iv) expand through the acquisition of one or more companies to generate positive income. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions other than the mortgage portfolio acquired in March of 2000, which is described in the Liquidity section below. The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock. The Company has no current commitments or arrangements for such additional financing and there can be no assurance that the Company will be able to obtain additional financing on acceptable terms or at all other than the new bank financing obtained in connection with the mortgage portfolio acquired in March of 2000.

     At December 31, 1999, the Company had net operating loss carry forward ("NOLS") aggregating approximately $63 million, which expire in various years through 2014 including $55 million which expire through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

SIGNIFICANT EVENTS

     NPM and NPO Transactions

     In an effort to alleviate its liquidity problems and to meet certain mandatory debt repayment requirements, on September 27, 1996, the Company entered into a loan transaction with NPM under a certain Amended and Restated Loan Agreement dated as of March 27, 1996 (the "Original Loan Agreement"), pursuant to which NPM purchased certain loans from creditors of the Company, and agreed to make principal installment payments of up to $600,000 on DVL's obligations to two of its creditors. NPM has fulfilled this additional funding obligation. The original principal loan amount from

NPM was $8,382,000 (the "Original Loan"), which was $3,150,000 in excess of the aggregate balances due on the loans sold to NPM. Accordingly, the transaction resulted in a loss of $880,000 in 1996 and an effective interest rate of 15% on the NPM loan in 1999, 1998 and 1997. In 1997, NPM advanced the Company an aggregate of $200,000, which amount was being paid back to NPM pari passu with the Original Loan. In addition, from January 1998 through May 1999, NPM advanced amounts aggregating an additional $370,000 to the Company to fund quarterly payments to a creditor of the Company. All advances not contemplated by the Original Loan bore interest at 15% per annum and were being paid pari passu with the Original Loan (such amounts, collectively, are referred to herein as the "NPM Loan").

     Under the terms of the NPM Loan, the principal balance was payable over six years with interest accruing at the rate of 10.25% per annum. In May 1999, DVL repaid all amounts due on the loan to NPM.

     In connection with the transactions contemplated by the Original Loan Agreement, in March 1996, the Company, NPO, an affiliate of certain principals of NPM, entered into an Asset Servicing Agreement (the "Asset Servicing Agreement"), pursuant to which NPO is providing the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. In consideration for such services, the Company is required to pay NPO $600,000 per year (with cost of living increases) over the seven-year term of the agreement, subject to early termination under certain conditions. DVL had the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the first two years and to defer reduced amounts during the third year. DVL had accrued service fees of $1,467,000 as of December 31, 1999. NPO has waived any event of default which may exist under the Asset Servicing Agreement during the period through December 31, 2000, based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 2000.

     In connection with the Original Loan Agreement, certain affiliates of NPM acquired an aggregate of 1,000,000 shares (the "Base Shares") of the Company's Common Stock for $200,000. The Base Shares currently represent approximately 6% of the outstanding Common Stock of the Company. An affiliate of NPM also acquired 100 shares of preferred stock of the Company for $1,000. The Company issued to affiliates of the NPM Parties warrants (the "Warrants"), exercisable as of January 1999 in accordance with the terms of such Warrants, to purchase such number of shares of Common Stock as, when added to the Base Shares, represent an aggregate of 49% of the outstanding Common Stock of the Company on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject to a maximum aggregate exercise price of approximately $1,900,000. The Warrants expire on December 31, 2007. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method. Through March 2000, no Warrants have been exercised.

     The possibility that some or all of the Warrants may be exercised creates the potential for significant dilution of the current stockholders. The actual dilutive effect cannot be currently ascertained, since it depends on whether, and if so to what extent, the Warrants are exercised.

     Recent Debt Tender Offers

    From October 27, 1997 through February 27, 1998 (the "First Tender Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for the Promissory notes (the "Notes")at a price of $0.12 per $1.00 principal amount of the Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a stockholder class action lawsuit. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer. An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below).

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,413,652 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $3,863,437 remained outstanding as of December 31, 1999, including those purchased by Blackacre.

     The Company has had the option to redeem the outstanding Notes since January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of share to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers.

      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the year ended December 31, 1998, and $1,267,000 for the year ended December 31, 1999. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

     In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% compounded monthly per annum payable at maturity. Total outstanding borrowings under the BC Arrangement were $1,560,000 as of December 31, 1999. In addition, Blackacre is entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to NPO under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

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

     The Opportunity Fund is expected to pursue each such opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by Blackacre and the NPO Affiliates. The Company will receive up to 20% of the profits from an opportunity after Blackacre and the NPO Affiliates receive a return of their investment plus preferred returns ranging from 12% to 20%.

     As of March 15, 2000 the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in January 2000), acquired limited partnership interests from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL (see Note 5 of Notes to Financial Statements).

RESULTS OF OPERATIONS

    DVL realized net income from operations of $1,026,000 for the year ended December 31, 1999 compared to net operating losses of $758,000 and $2,415,000 for the years ended December 31, 1998 and 1997, respectively. DVL realized net income after extraordinary gains of $2,293,000 for the year ended December 31, 1999 compared to a net loss after extraordinary gains of $556,000 for the year ended December 31, 1998 and net income after extraordinary gains of $1,596,000 for the year ended December 31, 1997. Extraordinary gains were $1,267,000, $202,000, and $4,011,000 for the years ended December 31, 1999, 1998, and 1997, respectively, resulting from debt settlements.

     Interest on mortgage loans from affiliates decreased from 1997 through 1999, as a result of a reduction in DVL's mortgage portfolio. The decrease in interest income was partially offset by greater interest income recognition on certain loans in DVL's portfolio, beginning in 1998. This increase was primarily a result of the Company's revaluation of several mortgage loans in its portfolio. Additional interest income recognized in 1998 and 1999 due to the revaluation of mortgage loans was $378,000 and $362,000, respectively. The income recognition was adjusted as a result of DVL's determination that future cash flows from the mortgage loans would result in DVL recovering its carrying value plus interest. The carrying amount of such loans was not adjusted. The Company accounts for increases and decreases in the amount or timing of expected future cash flows on the Company's loan portfolio by adjusting the valuation allowance, but does not exceed the recorded investment in the loan.

     During 1999, DVL was paid aggregate proceeds of $4,215,000 as full satisfaction of eight of its mortgage loans. The aggregate net proceeds paid on the satisfaction of mortgage loans was greater than the net carrying value, which resulted in a gain of $1,639,000. During 1998, the gain recognized was $173,000. Transaction fees and other fees from Affiliated Limited Partnerships increased in each of the last three years. Transaction and other fees are earned in connection with the sales of partnership properties and refinancings of underlying mortgages. Distributions from investments in Affiliated Limited Partnerships increased in 1999 from 1998 but was lower than the amount earned in 1997. Distributions were higher in 1999 than 1998 due to the refinancing of certain underlying mortgages in the limited partnerships in which DVL owned limited partnership units, but did not hold the mortgages. In 1997, several DVL mortgages were refinanced and DVL received distributions on the units that the Company owned.

     Rental income from others was $532,000 in 1999 compared to $330,000 in 1998 and $0 in 1997. The increase from 1997 to 1998 resulted from a change in the amortization method of the leasehold interest held by DVL. Previously, the leasehold was being amortized at a rate equal to the income. This would have meant that the asset would have been fully amortized years before the termination of the leasehold. Therefore, amortization of the leaseholds were adjusted prospectively from January 1998 to reflect the remaining term of the leases and the Company began recognizing rental income as received. The primary reason for the increase from 1998 to 1999 was the addition of the rental income received on a property which DVL had foreclosed on in November 1998.

     Management fee income from others was $533,000 in 1999 compared to $59,000 in 1998 and $0 in 1997. The primary reason for the increase in 1999 was approximately $420,000 of incentive management fees earned and paid from an entity that is owned by affiliates of NPO and BCG.

      Interest expense on underlying mortgages decreased for each of the last three years due to a decrease in the size of DVL's mortgage loan portfolio.

     During 1999 and 1998, the Company finalized settlement agreements that allow the Company to realize cash proceeds that exceed the carrying value on previously reserved limited partner notes receivable. As a result, for 1999 and 1998 DVL has reflected a recovery in the provision for losses of $48,000 and $153,000, respectively.

     General and administrative expenses were higher in 1999 as compared to 1998 but lower than 1997. The primary reason for the increase from 1998 to 1999 was a result of DVL's move in November 1998 to its new corporate headquarters. The majority of decreases for all three years in general and administrative expenses are related to decreases in executive salaries, personnel expenses, consulting fees, office costs and employment agency fees. The reduction in these expenses resulted principally from the settlement of outside litigation matters and the restructuring of debt. NPO's asset management servicing fee of $600,000 was constant from 1997 through 1999.

      Legal and professional fees increased in 1999 from 1998 primarily as a result of certain one time costs expended in connection with the collection of limited partner note delinquencies, as well as, higher outside legal expenditures due to the reduction of in-house legal personnel. Legal and professional costs were lower in 1998 than 1997.

      Interest expense on the loan to NPM decreased in 1999 compared to 1998, and in 1998 compared to 1997, as a result of the accelerated paydown of this loan. The financing costs of the loan, as well as the value of the warrants issued in connection with obtaining the loan, are amortized proportionately as the loan is repaid. As the loan was totally repaid in May of 1999, all remaining costs were amortized in 1999. Interest expense on the loan from Blackacre increased in 1999 from 1998 due to an additional borrowing of $500,000 in January 1999 for the Second Offer, as well as the compounding of interest. Interest expense on the Notes decreased in 1999 compared to 1998 and 1998 compared to 1997 as a result of DVL having repurchased Notes in the Tender Offers. Interest expense on the NPO asset service fee payable increased in 1999 compared to 1998 and 1998 compared to 1997 as a result of the increase in the accrual of fees. Interest expense from others decreased in 1999 from 1998 and 1998 compared to 1997 due to the paydowns of debt to DVL's long-term creditors.

LIQUIDITY AND CAPITAL RESOURCES

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

     As a result of the above factors, the Company continues to experience liquidity problems, though at a level lower than in prior years. To enable the Company to meet its short-term operating needs, the Company still needs to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. NPO has agreed to waive any events of default that may exist under its servicing agreements due to the deferral of fees through December 31, 2000. As of December 31, 1999, the Company owed approximately $1,467,000 to NPO. During 1999, the Company paid an aggregate of $1,128,000 to NPO as partial payment of amounts due. DVL believes that its current liquid assets and credit resources will be sufficient to fund operations both on a short term basis as well as on a long term basis.

     The Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the First Offer and an additional $500,000 was borrowed as of May 14, 1999 to fund the Second Offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until the Company satisfies all of its obligations owing to NPM and NPO. However, beginning April 27, 2000, the Company must pay principal payments of 15% of all proceeds that would have otherwise been remitted to either NPM or NPO, to Blackacre. Once NPO is paid in full, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

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

     In March 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate properties owned by partnerships in which DVL is the general partner. The loans were purchased for an aggregate purchase price of $1,210,000 paid as follows: cash of $135,000, the issuance of an unsecured promissory note in the amount of $75,000 to the seller of the loans maturing on March 1, 2001 with no interest, and new bank financing of $1,000,000. This new bank financing is a self amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds to be received on these loans. The acquired loans were held previously by DVL and were transferred to the seller in 1992 in settlement of debt owed.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DVL has no substantial cash flow exposure due to interest rate changes for long term debt obligations, because all long-term debt is at fixed rates. DVL primarily enters into long term debt for specific business purposes such as the repurchase of debt at a discount or the acquisition of mortgage loans.

    DVL's ability to realize on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

     The table set fourth below presents principal amounts and related weighted average interest rates by year of maturity for DVL's investment portfolio and debt obligations.

                                                                     There
In Thousands             2000    2001      2002      2003    2004    after     Total
------------------------------------------------------------------------------------

ASSETS
Cash equivalents        $1,270                                               $ 1,270
  Variable rate
  Average interest rate   4.5%                                                  4.5%

LONG TERM DEBT
Fixed rate              $2,083  $1,929    $3,985   $2,318   $2,479  $17,051  $29,845
Average interest rate    8.95%   8.95%     8.95%    8.95%    8.95%    8.95%    8.95%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, together with the accountants' report thereon of Richard A. Eisner & Company, LLP, are set forth on pages F-1 through F-31, which follow. The financial statements are listed in Item 14(a)(1) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF DVL

     A. The following table sets forth the name of each director and executive office of the Company, and the nature of all positions and offices with the Company held by him at present. The term of all directors (other than the special purpose director) expires at the Company's next annual meeting of stockholders, which will be held on a date to be scheduled. The term of all executive officers expires at the next annual meeting of directors, to be held immediately thereafter.

           NAME                             POSITION
           ----                             --------

  Frederick E. Smithline     Chairman of the Board & Director
  Myron Rosenberg            Director
  Allen Yudell               Director
  Alan E. Casnoff            President and Chief Executive Officer
  Gary Flicker               Executive Vice President and Chief Financial
                               Officer
  Keith B. Stein             Special Purpose Director

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

      FREDERICK E. SMITHLINE (age 67) has served as Chairman of the Board of the Company since 1990 and as a director since 1982. From September 1989 to May 1996, Mr. Smithline was of counsel to the law firm of Epstein, Becker & Green, P.C., New York, New York. He is currently in private practice as an attorney. Mr. Smithline also serves as a director of the Hungarian Broadcasting Corporation.

     MYRON ROSENBERG (age 71) has served as a director of the Company since 1973. Mr. Rosenberg is currently a financial consultant. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. He is currently also a director of Deotexis, Inc.

    ALLEN YUDELL (age 60) has served as a director of the Company since September 1996. From 1967 to 1991, Mr. Yudell was President of Delco Development Corporation. From 1992 to 1996, Mr. Yudell was a Vice President of Unidell Realty Corp., and he is currently a consultant to Unidell. Delco and Unidell are shopping center development companies based in Boca Raton, Florida. Mr. Yudell is also a member of the International Council of Shopping Centers.

     ALAN E. CASNOFF (age 55) has served as President of the Company since November 1994, and was a director from October 1991 to September 1996. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. From 1969 to October 1990, Mr. Casnoff was associated with the Philadelphia, Pennsylvania law firm of Saul, Ewing, Remick & Saul, previous legal counsel to the Company and Kenbee.
Since 1990, Mr. Casnoff has acted as counsel to various law firms. As of July 1999, he is of counsel to Klehr, Harrision, Harvey, Brazenburg & Ellers. Mr. Casnoff's firm is providing some legal services to the Company.

     GARY FLICKER (age 40) became Vice President and Chief Financial Officer of the Company in April 1997 and Executive Vice President in September 1998. Mr. Flicker is a Certified Public Accountant. From January 1996 to April 1997, he was a financial consultant, performing acquisition analysis and financial reporting consulting services. From November 1985 to November 1994, he was Vice President - Director of Real Estate Accounting and Financial Analysis with Integrated Resources, Inc. ("Integrated"), a publicly-held real estate investment company. Thereafter, until December 1995, Mr. Flicker served as Senior Real Estate Controller for Concurrency Management, Inc. which was engaged by Integrated's successor to perform management services. Mr. Flicker's principal responsibilities for Integrated involved the performance of accounting, tax and financial reporting services, as well as financial analysis for limited partnerships in which a subsidiary of Integrated was the general partner. From November 1983 to November 1985, Mr. Flicker was a Supervising Senior Accountant at Kenneth Leventhal & Company, C.P.A.s, and from September 1980 to November 1983 he was a Senior Accountant at Garnick, Mansfield, et al., C.P.A.s (formerly Lester Witte & Company).

      KEITH B. STEIN (age 43) has been a special purpose director of the Company since September 1996. Mr. Stein is the Vice Chairman, Chief Executive Officer, and a director of National Auto Finance Company, Inc. (NASDAQ/OTC: NAFI), a specialty automobile finance company. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein is an affiliate of NPM.

(c)  Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance
     ------------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to such persons were satisfied, except that: (i) based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, the following individuals became 10% beneficial owners of the Company's Common Stock as a result of the Warrants becoming exercisable on September 27, 1999 (as described in Item 12(C)below), and none of whom have filed Form 3's with the Commission with respect thereto: Lawrence J. Cohen, Milton Neustadter, Jay Chazanoff, Ron Jacobs, Stephen Simms and Keith B. Stein; in addition, each of the foregoing failed to file a Form 4 with respect to the purchase of shares of common stock and warrrants on November 12, 1999; however, each of the foregoing has filed a delinquent Form 5 in March of 2000 with respect to the foregoing failures to file Form 3's and Form 4's; and (ii) to the Company's knowledge, the following individuals became 10% beneficial owners of the Company's Common Stock as a result of the Warrants becoming exercisable on September 27, 1999, and none of whom have filed Form 3's with the Commission with respect thereto: Robert W. Barron, Adam Frieman, Peter Offerman, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Mark Mahoney and the SIII Associates Limited Partnership, Third Addison Park Corporation and Gary Shapiro.

ITEM 11.    EXECUTIVE COMPENSATION


     A. SUMMARY COMPENSATION TABLE
        --------------------------

     The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 1999 and (if applicable) in 1998, 1997, and 1996: (1) the person serving as the Company's chief executive officer during 1999; (2) those other persons who were serving as executive officers as of the end of 1999 whose compensation exceeded $100,000 during 1999:


                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation               Long-Term Compensation Awards
                             -----------------------------------------    ------------------------------
                                                                           Securities
                                                       Other Annual        Underlying            LTIP
    Name               Year     Salary       Bonus      Compensation        Options/SAR         Payouts
    ----               ----   -----------   -------   ----------------    ---------------     ---------
Alan E. Casnoff       1999   $120,000      $10,000          -                  -                  -
President and Chief   1998    120,000          -            -              25,000(3)              -
Executive Officer     1997    186,500          -            -              50,000(3)              -


Gary Flicker          1999   $132,500      $17,500          -              25,000(3)              -
Executive Vice        1998    125,000       15,000          -              25,000(3)              -
President and Chief   1997     84,549       15,000     $27,123(2)          50,000(3)              -
Financial Officer(1)

----------------------

 (1) Mr. Flicker became Vice President and Chief Financial Officer of the Company on April 16, 1997 and Executive Vice President in September 1998. The amounts shown as his salary and bonus for 1997 represent the amounts paid to him for services rendered from April 16, 1997 through December 31, 1997.
 (2) Represents consulting fees paid by the Company to Mr. Flicker for services during the period February 18, 1997 through April 15, 1997.
 (3) Consists of options to purchase shares of Common Stock under the 1996 Stock Options Plan, granted to Mr. Casnoff on April 9, 1997 and Mr. Flicker on April 17, 1997 (50,000 each), options to purchase 25,000 shares granted to each of such persons on January 9, 1998 as a bonus in respect of services rendered in 1997 and options to purchase 25,000 options issued to Mr. Flicker on March 26, 1999 as a bonus in respect of services rendered in 1998.

     B. OPTION GRANTS IN LAST FISCAL YEAR
        ---------------------------------

     The following table sets forth information as to options granted in 1999 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan originally provided for the grant of options to purchase up to 1,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan). In February 2000, DVL amended the Plan to increase the number of shares of common stock available under the Plan by an additional 1,000,000 shares.

     The Plan provides that any Employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its NOLS (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions".

     As of December 31, 1999, options to purchase 1,175,131 shares were outstanding under the Plan and 324,869 shares were available for issuance upon exercise of options which may be granted in the future.

                                         Individual Grants                           Grant Date Value
                      -------------------------------------------------------------  -------------------

                                             Percentage of
                                             Total Options
                      Number of Securities     Granted to    Exercise
                       Underlying Options     Employees in     Price     Expiration      Grant Date
     Name(1)               Granted(1)        Fiscal Year(2)  ($/Sh)(3)      Date      Present Value (4)
-------------------   --------------------   --------------  ---------   ----------  -------------------

Gary Flicker                 25,000                41.0%         .22      03/26/09         $4,750


(1) Individual grants to employees become exercisable in whole or in installments, and at such times, and subject to the fulfillment of any conditions on exercisability (in addition to the Section 382
     Restrictions) as may be determined by the Compensation Committee of the Board of Directors (the "Committee") at the time of grant. All options listed in the above table became exercisable upon grant, subject only to the Section 382 Restrictions. The Committee also has the discretion to establish provisions relating to the forfeiture of an option in connection with the employee's termination of employment with the Company, or to grant any option without a forfeiture provision. Each of the options listed in the above table provides that the option will be forfeited upon termination of employment for "cause" (as therein defined). In addition, the options granted to Mr. Flicker limit the period of exercise after termination under other circumstances (except death or disability).
(2)  Total options granted to employees in fiscal year 1999 was 60,000.
(3) Represents the fair market value of the underlying shares on the date of grant (determined in accordance with the Plan as the closing price of the Common Stock on the OTC Bulletin Board).
(4) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company does not believe that the Black-Scholes model, or any other model, can accurately determine the value of an option. Accordingly, there is no assurance that the value, if any, realized by an option holder will be at or near the value estimated by the Black-Scholes model. Future compensation resulting from option grants is based solely on the per- formance of the Company's stock price. The Black-Scholes ratio of .19 was determined using the following assumptions: a volatility of 85%, an historic average dividend yield of 0%, a risk free interest rate of 5.23% and a 10 year projected exercise period.

     C.  FISCAL YEAR-END OPTION VALUES
         -----------------------------

     The following table sets forth information as to options held as of the end of 1999 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 1999. All options held by said officers at fiscal year-end were immediately exercisable.

                 Number of Securities Underlying    Value of Unexercised
                  Unexercised Options At Fiscal     In The Money Options
     Name                    Year End                At Fiscal Year End
     ----        -------------------------------    --------------------

Alan E.  Casnoff             375,000                       $1,250
Gary Flicker                 100,000                       $1,250


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

     On September 17, 1997, 1998, and 1999, options to purchase 15,000 shares of Common Stock were granted to each of the three directors (Messrs. Rosenberg, Smithline and Yudell). The options were granted under the Plan, which provides for automatic grants of options for 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vested immediately and are exercisable for a term of ten (10) years from the date of grant. The exercise price is equal to the fair market value on the date of grant.

     E.  EMPLOYMENT CONTRACTS AND ARRANGEMENTS
         -------------------------------------

     Gary Flicker entered into an Employment Agreement with the Company, effective as of April 16, 1997, providing for his employment as Vice President and Chief Financial Officer for a one-year term at an annual salary of $120,000, and for the grant of 50,000 stock options under the Plan upon commencement of employment. Effective January 1, 2000, 1999, and 1998, Mr. Flicker's annual salary was increased to $136,500, $132,500, and $125,000, respectively. The Employment Agreement with Mr. Flicker expired on April 16, 1998 and was not renewed. However, Mr. Flicker continues to be employed by the Company, without an employment agreement, as Chief Financial Officer and Executive Vice President.

     The Company also entered into an Indemnification Agreement with Mr. Flicker, effective upon commencement of his employment, contractually obligating the Company to indemnify him to the fullest extent permitted by applicable law, in connection with claims arising from their service to, and activities on behalf of, the Company.

     As of August 11, 1998, the Company entered into Indemnification Agreements which agreements are substantially the same as that entered into with Mr. Flicker.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        -----------------------------------------------

     The following table sets forth certain information as of December 31, 2000 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

     Name and Address of       Amount and Nature of     Percent of Class*
     -------------------       --------------------     -----------------
      Beneficial Owner         Beneficial Ownership
      ----------------         --------------------

Lawrence J.  Cohen               3,351,388 (1)(4)               17.0%

Milton Neustadter                1,973,991 (1)(5)               10.7%

Jay Chazanoff                    3,142,948 (2)(6)               16.1%

Ron Jacobs                       2,941,860 (2)(7)               15.2%

Stephen Simms                    2,941,959 (2)(8)               15.2%

Keith B.  Stein                  3,039,303 (3)(9)               15.6%

Robert W.  Barron                2,772,926 (3)(10)              14.4%

Adam Frieman                     2,661,212 (3)(11)              13.9%

Peter Offerman                   2,584,567 (3)(12)              13.5%

Joseph Huston                    2,555,875 (3)(13)              13.4%

Jan Sirota                       2,584,567 (3)(14)              13.5%

Neal Polan                       2,584,567 (3)(15)              13.5%

Michael Zarriello                2,584,567 (3)(16)              13.5%

Mark Mahoney                     2,572,925 (3)(17)              13.4%

The SIII Associates Limited      3,914,446 (3)(18)              19.3%
Partnership Third Addison
Park Corporation and
Gary L.  Shapiro

NOTES TO TABLE
--------------

          In each instance where a named individual is listed as the holder of a currently exercisable option or Warrant, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage owned by such person, but not for the purpose of computing the percentage owned by any other person, except with respect to options or Warrants held by other members of a Holder's Holder Group (as defined below). An option or Warrant is deemed to be currently exercisable if it may be exercised within 60 days. The number of Warrants attributed to each Holder herein is based upon the number originally issued, and is subject to adjustment to eliminate any possible dilution, as described in "Changes of Control" below.

(1) As described in detail below in "Changes of Control", such persons are members of the Pembroke Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 1,689,629 shares of the Company's Common Stock issuable to the members of the Pembroke Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Pembroke Group upon the exercise of Warrants. The address of each member of the Pembroke Group is c/o Lawrence J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Pembroke Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Pembroke Group.

(2) As described in detail below in "Changes of Control", such persons are members of the Millennium Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 2,172,275 shares of the Company's Common Stock issuable to the members of the Millennium Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Millennium Group upon the exercise of Warrants. The address of each member of the Millennium Group is c/o Lawrence
J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Millennium Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(3) As described in detail below in "Changes of Control", such persons are members of the Florida Group (as defined in "Changes in Control" below), and said persons share dispositive power with each other as to 2,498,498 shares of the Company's Common Stock issuable to the members of the Florida Group upon the exercise of Warrants (as defined in "Changes in Control" below) by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Florida Group upon the exercise of Warrants. The address of each member of the Florida Group is c/o Keith Stein, 70 East 55th Street, Seventh Floor, New York, NY 10022.

(4) Based upon a Schedule 13D, as amended, as filed with the Securities and Exchange Commission (the "Commission") on November 18, 1999, Mr. Cohen possesses: (i) the sole power to vote 3,104,540 shares of Common Stock, which includes 2,879,802 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,661,759 shares of Common Stock, which includes 1,437,021 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 1,689,629 shares of Common Stock, which includes 1,442,781 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Cohen and 246,848 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Cohen explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(5) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Neustadter possesses: (i) the sole power to vote 531,210 shares of Common Stock, which includes 492,710 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 284,362 shares of Common Stock, which includes 245,862 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other member of the Pembroke Group to dispose of 1,689,629 shares of Common Stock, which includes 246,848 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Neustadter and 1,442,781 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Neustadter explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(6) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Chazanoff possesses: (i) the sole power to vote 1,811,156 shares of Common Stock, which includes 1,677,610 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 970,673 shares of Common Stock, which includes 837,127 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Millennium Group to dispose of 2,172,275 shares of Common Stock, which includes 840,483 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Chazanoff and 1,331,792 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Chazanoff explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(7) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Jacobs possesses: (i) the sole power to vote 1,435,481 shares of Common Stock, which includes 1,329,134 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 769,585 shares of Common Stock, which includes 1,329,134 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 2,172,275 shares of Common Stock, which includes 665,896 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Jacobs and 1,506,379 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Jacobs explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(8) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Simms possesses: (i) the sole power to vote 1,435,480 shares of Common Stock, which includes 1,329,134 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 769,584 shares of Common Stock, which includes 663,238 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Millennium Group to dispose of 2,172,275 shares of Common Stock, which includes 665,896 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Simms and 1,506,379 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Simms explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(9) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Stein possesses: (i) the sole power to vote 1,006,963 shares of Common Stock, which includes 930,456 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 540,805 shares of Common Stock, which includes 464,298 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 466,158 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 2,032,340 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(10) To the Company's knowledge, Mr. Barron possesses: (i) the sole power to vote 512,687 shares of Common Stock, which includes 475,567 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 274,428 shares of Common Stock, which includes 237,308 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 238,259 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Barron and 2,260,239 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(11) To the Company's knowledge, Mr. Frieman possesses: (i) the sole power to vote 314,391 shares of Common Stock, which includes 302,749 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 162,714 shares of Common Stock, which includes 151,072 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 151,677 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Frieman and 2,346,821 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(12) To the Company's knowledge, Mr. Offerman possesses: (i) the sole power to vote 160,795 shares of Common Stock, which includes 149,153 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 86,069 shares of Common Stock, which includes 74,427 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 74,726 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Offerman and 2,423,772 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(13) To the Company's knowledge, Mr. Huston possesses: (i) the sole power to vote 107,192 shares of Common Stock, which includes 99,431 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 57,377 shares of Common Stock, which includes 49,616 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 49,815 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Huston and 2,448,683 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(14) To the Company's knowledge, Mr. Sirota possesses: (i) the sole power to vote 160,795 shares of Common Stock, which includes 149,153 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 86,069 shares of Common Stock, which includes 74,427 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 74,726 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Sirota and 2,423,772 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(15) To the Company's knowledge, Mr. Polan possesses: (i) the sole power to vote 160,795 shares of Common Stock, which includes 149,153 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 86,069 shares of Common Stock, which includes 74,427 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 74,726 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Polan and 2,423,772 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(16) To the Company's knowledge, Mr. Zarriello possesses: (i) the sole power to vote 160,795 shares of Common Stock, which includes 149,153 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 86,069 shares of Common Stock, which includes 74,427 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 74,726 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Zarriello and 2,423,772 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(17) To the Company's knowledge, Mr. Mahoney possesses: (i) the sole power to vote 149,153 shares of Common Stock, which includes 149,153 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 74,427 shares of Common Stock, which includes 74,427 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 74,726 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Mahoney and 2,423,772 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(18) To the Company's knowledge, the SIII Associates Limited Partnership possesses: (i) the sole power to vote 2,634,908 shares of Common Stock, which includes 2,433,054 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,415,948 shares of Common Stock, which includes 1,214,094 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 1,218,960 shares of Common Stock issuable upon the exercise of Warrants held by the SIII Associates Limited Partnership and 1,279,538 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Third Addison Park Corporation is the general partner of the SIII Associates Limited Partnership, and Gary L. Shapiro is the chief executive officer of Third Addison Park Corporation.

B.  SECURITY OWNERSHIP OF MANAGEMENT
    --------------------------------

         The following table sets forth certain information as of December 31, 1999 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (7 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

Name of                      Amount and Nature of          Percentage
Beneficial Owner             Beneficial Ownership           of Class
----------------             --------------------           --------

Alan E.  Casnoff                     585,000 (2)                 3.5%
Gary Flicker                         100,000 (3)                   **
Myron Rosenberg                      233,854 (4)                 1.3%
Frederick E.  Smithline              102,550 (5)                   **
Keith B.  Stein                    3,039,303 (6)                15.6%
Allen Yudell                          60,000 (7)                   **
All current directors
and executive officers
as a group (6 persons)             4,120,707 (8)                20.5%

         * In each instance where a named individual is listed as the holder of a currently exercisable option or warrant, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note 9. An option or warrant is deemed to be currently exercisable if it may be exercised within 60 days.

         ** Less than 1%

(1) Messrs. Casnoff and Flicker are executive officers of the Company. Messrs. Rosenberg, Smithline and Yudell are the regular directors, and Mr. Stein is the special purpose director.

(2) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 26,000 shares owned by a corporation partially owned and controlled by Mr. Casnoff, and 375,000 shares which may be acquired upon the exercise of currently exercisable options.

(3) Represents 100,000 shares which may be acquired upon the exercise of currently exercisable options.

(4) Includes 4,300 shares held by Mr. Rosenberg's wife, as to which shares he disclaims beneficial ownership, and 45,000 shares which may be acquired upon the exercise of currently exercisable options.

(5) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common and 6,000 shares held by Mr. Smithline's wife, as to which 6,000 shares Mr. Smithline disclaims beneficial ownership. Also includes 45,000 shares which may be acquired upon the exercise of currently exercisable options.

(6) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Stein possesses: (i) the sole power to vote 1,006,963 shares of Common Stock, which includes 930,456 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 540,805 shares of Common Stock, which includes 464,298 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 2,498,498 shares of Common Stock, which includes 466,158 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 2,032,340 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(7) Represents 60,000 shares which may be acquired upon the exercise of currently exercisable options.

(8) Number of shares and percentage owned includes 4,020,447 shares which may be acquired through exercise of currently exercisable options and Warrants held by certain of the named persons. The number of outstanding shares for the purpose of computation of percentage of ownership by the group includes such shares.

     C. CHANGES IN CONTROL
        ------------------

         In connection with the Original Loan by NPM in September 1996, the Company issued to, or for the benefit of, the members of the Florida Group (who are affiliates of NPM) and the Pembroke and Millennium Groups (who are affiliates of NPM and NPO, Warrants to purchase such number of shares of Common Stock as, when added to the 1,000,000 shares issued to the members of the Holder Groups contemporaneously with the Warrants, represent rights to acquire up to 49% of the outstanding Common Stock on a fully diluted basis. In accordance with their terms, the Warrants were originally exercisable commencing January 1999 and expire after December 31, 2007. Pursuant to a stockholders agreement (the "Agreement") entered into among each of the parties that acquired the Warrants (each, a "Holder"), such parties agreed, among other things, that the Warrants could not be exercised until September 27, 1999. If and at such time as any or all of the Warrants are exercised, it is possible that a "change in control" of the Company, within the meaning of applicable rules and regulations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), may be deemed to occur, depending upon the extent of exercise.

         Pursuant to the Agreement, the Holders have agreed to certain limitations on the disposition of Common Stock and Warrants owned or held by them, which are described below. The Holders presently have rights of first refusal/first offer with respect to the disposition of shares of Common Stock and Warrants held by other Holders (unless the disposition is made to certain specified affiliates of a Holder). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, (i) through September 27, 1999, a Holder may dispose of up to one-half (or more subject to the consent of a majority of the Holders in such Holder's Holder Group) of his shares of Common Stock and (ii) after September 27, 1999, a Holder may dispose of all of his or its shares of Common Stock (excluding shares issuable upon exercise of Warrants). A Holder may not dispose of his Warrants (except to another Holder or certain specified affiliates of a Holder) or convert, exercise or exchange any of such Warrants until after September 27, 1999. After September 27, 1999, subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of up to an aggregate of 49.9% (or more, subject to the consent of a majority of the other Holders in such Holder's Holder Group) of his shares of Common Stock issuable upon exercise of his Warrants after giving effect to conversion, exercise or exchange of such Warrants. The "Holder Groups" consist of the "Millennium Group", the "Pembroke Group" and the "Florida Group". The members of the Millennium Group are Jay Chazanoff, Ron Jacobs and Stephen Simms. The members of the Pembroke Group are Lawrence J. Cohen and Milton Neustadter. The members of the Florida Group are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in The SIII Associates Limited Partnership and Third Addison Park Corporation). For further information regarding the foregoing, see Certain Relationships and "Related Transactions" below.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            NPM AND NPO TRANSACTIONS
            ------------------------

     The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382,000; (ii) 1,000,000 shares of Common Stock (representing 6.0% of the Common Stock now outstanding) were issued to, and purchased by, the Holders (see Item 12(C) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) Warrants to purchase additional shares of Common Stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the Holders; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an Asset Servicing Agreement dated March 27, 1996.

     In March and April 1997, NPM advanced the Company an additional $200,000. In addition, from January 1998 through May 1999, NPM advanced additional amounts aggregating $370,000 to DVL. These advances were not required under the Original Loan Documents. In May 1999, the Company paid all remaining outstanding amounts due on the loan to NPM. As of March 15, 2000, the Company had accrued service fees to NPO in the amount of approximately $1,467,000.

     The members of the Millenium Group, the Pembroke Group, and the Florida Group are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company is an affiliate of NPM, and therefore has a material interest in said transactions. The members of the Millenium Group and the Pembroke Group are affiliates of NPO.

     In June 1998, the Company entered into a Management Services Agreement with a limited partnership where certain of its partners are affiliates of NPO, to render certain services. The agreement shall continue until the date that all these partnerships' assets are sold or at any time prior with 30 days notice by either party. As compensation, the Company earns an aggregate fee equal to (a) a monthly fee of $5,000 plus (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions an amount of cash equal to 25% of the profits, as defined in the agreement. For 1999 and 1998, the Company received management fees equal to $480,000 and $35,000, respectively.

     In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $3,000 and expense reimbursements of $1,000 per month. For 1999 and 1998, the Company received fees of $36,000, per annum.

      Also, the Company entered into a property management agreement with an entity that is part of the Opportunity Fund, pursuant to which the Company provides property management services in exchange for fees equal to 3% of rent collections.

     In November, 1999, the Company entered into a management service agreement with an entity whose partners are affiliates of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 which is payable upon certain capital events and an annual incentive fee, if certain levels of profitability occurs. For 1999, the Company was paid $4,000 and accrued fees of $13,000.

     Opportunity Fund
     ----------------

    The Company, Blackacre, PNM, and Pem Mil are parties to the Opportunity Agreement. The Opportunity Agreement has a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provides for an arrangement (the "Opportunity Fund") whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds from its reserves or available from operations, and without financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund has a right of first refusal to finance such Opportunity.

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

     As of March 15, 2000, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships, acquired limited partnership units in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999 the Opportunity Fund acquired a property of an Affiliated Limited Partnership. Currently, DVL has not realized any monies from these investments.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                     Item 8

                                                              Page No.
                                                              --------

          Independent Auditors' Report                          F- 1

          Consolidated Balance Sheets -
          December 31, 1999 and 1998                            F- 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 1999                               F- 4

          Consolidated Statements of Shareholders'
          Equity for each of the years in the three
          year period ended December 31, 1999                   F- 6

          Consolidated Statements of Cash Flows for
          each of the years in the three year period
          ended December 31, 1999                               F- 7

          Notes to Consolidated Financial Statements            F- 10

     (2) The Financial Statement Schedules required by Item 8 of this report are listed below:

          Schedule III - Real Estate and Accumulated
          Depreciation

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     (3)  INDEX OF EXHIBITS

     The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):

     3.   ARTICLES OF INCORPORATION AND BY-LAWS.

     (a) DVL's Certificate of Incorporation, filed March 28, 1977 (Incorpo-rated by reference to Exhibit 6(d) to DVL's Form S-1 Registra- tion Statement No. 2-58847 dated April 28, l977.)

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

     (i) DVL's Certificate of Amendment of Certificate of Incorporation filed February 7, 2000.

     (j) DVL's By-Laws, as in full force and effect at all times since March 28, l977. (Incorporated by reference to Exhibit 3(c) to DVL's Form 10-K for the fiscal year ended December 31, 1980.)

     (k) DVL's First Amendment to By-Laws dated as of January 1, 1994. (Incorporated by reference to Exhibit 3(d) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

     (l) DVL's Second Amendment to By-Laws, effective September 17, 1996 (Incorporated by reference to DVL's proxy statement dated July 31, 1996 - Exhibit J.)

     (m)  DVL's Third Amendment to the By-Laws, effective February 1, 2000.

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

    10.7 Amended and Restated Loan Agreement between DVL, and NPM, dated dated March 27, 1996 (Incorporated by reference to Proxy State- ment dated July 31, 1996 - Exhibit A.)

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

    10.14 Amendment to DVL 1996 Stock Option Plan effective February 1, 2000.

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

    10.19 Fourth Amendment dated as of October 20, 1997, among DVL, Black- acre, NPM and NPO, to Amended and Restated Loan Agreement, dated as of March 27, 1997, as amended, between DVL and NPM. (Incorpo- rated by reference to Exhibit 10.1 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

    10.20 Promissory Note dated as of October 20, 1997, in the original principal amount of $1,760,000 from DVL to Blackacre. (Incorpo- rated by reference to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

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

    10.22 Agreement Among Members dated April 10, 1998, by and among Black-acre, PNM, Pem Mil, and DVL.

    10.23 Management Services Agreement dated June 1, 1998, by and between DVL and PBD Holdings, LP ("PBD").

    10.24 Waiver of Event of Default and Agreement regarding the Demand and Payment of Fees dated March 1999 by NPO.

    10.25 Waiver of Event of Default and Agreement regarding the Demand and Payment of Fees dated March 2000 by NPO.

    11.   Schedule of Computation of Net Earnings Per Share.

    15.   SUBSIDIARIES OF DVL.

          The Company's only significant subsidiary is Professional Service Corporation (a Delaware corporation).

   *27.   FINANCIAL DATA SCHEDULE

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DVL, INC.



Date: March 30, 2000             By:
                                     ---------------------------
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----



----------------------
Alan E. Casnoff              President and Chief Executive    March 30, 2000
                             Officer (Principal Executive
                             Officer)


----------------------
Gary Flicker                 Executive Vice President and     March 30, 2000
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)


----------------------
Frederick E. Smithline       Director                         March 30, 2000



----------------------
Allen Yudell                 Director                         March 30, 2000



----------------------
Myron Rosenberg              Director                         March 30, 2000

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DVL, INC.



Date: March 30, 2000             By: /s/ Alan E. Casnoff
                                     ---------------------------
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

/s/ Alan E. Casnoff
--------------------------
Alan E. Casnoff              President and Chief Executive    March 30, 2000
                             Officer (Principal Executive
                             Officer)

/s/ Gary Flicker
--------------------------
Gary Flicker                 Executive Vice President and     March 30, 2000
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

/s/ Frederick E. Smithline
--------------------------
Frederick E. Smithline       Director                         March 30, 2000


/s/ Allen Yudell
--------------------------
Allen Yudell                 Director                         March 30, 2000


/s/ Myron Rosenberg
--------------------------
Myron Rosenberg              Director                         March 30, 2000

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------



            Consolidated Financial Statements of DVL, Inc.
           and Subsidiaries and Independent Auditors Report




                                                                  Page
                                                                  ----

Independent Auditors' Report                                      F- 1

Consolidated Balance Sheets-December 31, 1999 and 1998            F- 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 1999          F- 4


Consolidated Statements of Shareholders' Equity
 for each of the years in the three year period
  ended December 31, 1999                                         F- 6

Consolidated Statements of Cash Flows for each of the
  years in the three year period ended December 31, 1999          F- 7

Notes to Consolidated Financial Statements                        F- 10

Schedule III - Real Estate and Accumulated Depreciation

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
DVL, Inc.
New York, New York

     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

       As described in Note 3, the Company's presentation of certain mortgages receivable from Affiliated Limited Partnerships and related underlying mortgages payable in the 1999 consolidated financial statements has been changed to recognize such items without offsetting assets and liabilities and without netting corresponding income and expense amounts. The prior comparative 1998 and 1997 consolidated financial statements have been revised to reflect the application of this change on those statements.

RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 13, 2000

                            DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                                 December 31,
                                                           ---------------------
                                                              1999        1998
                           ASSETS                          ----------  ---------
                           ------

Loans receivable (including amounts maturing after one
 year)
  Affiliates:
     Mortgages due from affiliated partnerships (Note 3)   $ 48,038    $ 64,967
     Unearned interest                                       (5,810)     (7,944)
                                                           --------    --------
     Net mortgage loans receivable from affiliated
      partnerships                                           42,228      57,023


  Others:
     Non-performing loans collateralized by limited
      partnership interests                                     764         894
     Due from affiliated partnerships                            48         431
                                                           --------    --------
  Total loans receivable                                     43,040      58,348
  Allowance for loan losses                                   6,697       8,435
                                                           --------    --------
  Net loans receivable                                       36,343      49,913

Cash (including restricted cash of $81 and $77 for 1999
  and 1998, respectively)                                     1,270         392
Investments

  Real estate at cost (net of allowance for loss of $0
   and $208 for 1999 and 1998, respectively)                    494         704
  Real estate lease interests                                 1,351       1,489
  Affiliated limited partnerships (net of allowance for
   loss of $927 and $1,051, respectively)                     1,326       1,449
  Other investments (net of allowance for loss of $400
   for 1999 and 1998)                                           648         648
Prepaid financing and other assets                              426       1,040
                                                           --------    --------
    Total assets                                           $ 41,858    $ 55,635
                                                           ========    ========






See notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands) except share data


                                                                December 31,
                                                          ---------------------
                                                            1999         1998
                                                          ---------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Underlying mortgages payable (Note 3)                    $ 27,692    $ 38,644
  Long-term debt - NPM Capital LLC                              ---       3,921
  Long-term debt - Blackacre Bridge Capital, LLC              1,868       1,207
  Long-term debt - Other                                        285         663
  Notes payable - litigation settlement                       3,003       4,146
  Asset Service Fee Payable - NPO                             1,467       1,714
  Accounts payable, security deposits and accrued
   liabilities                                                  475         565
                                                           --------    --------
     Total liabilities                                       34,790      50,860
                                                           --------    --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized - 100
   shares, issued - 100 shares at December 31, 1999
   and 1998                                                       1           1
  Common stock, $.01 par value, authorized - 40,000,000
   shares, issued - 16,560,450 shares at December 31,
   1999 and 1998                                                166         166
  Additional paid-in capital                                 95,288      95,288
  Deficit                                                   (88,387)    (90,680)
                                                           --------    --------
     Total shareholders' equity                               7,068       4,775
                                                           --------    --------
     Total liabilities and shareholders' equity            $ 41,858    $ 55,635
                                                           ========    ========












See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except per share data)

                                                 Year Ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------

Income from affiliates:
  Interest on mortgage loans (Note 3)      $    3,549  $    4,523  $    4,912
  Gain on satisfaction of mortgage loans        1,639         173           -
  Partnership management fees                     405         417         411
  Transaction and other fees from
   partnerships                                   502         497         435
  Distributions from investments                  265         148         360
  Rent and other income                            15          36          65
Income from others:
  Rent income                                     532         330           -
  Management Fees                                 533          59           -
  Distributions from investments                   34          31           -
  Other income and interest                       261         108          70
                                           ----------  ----------  ----------
                                                7,735       6,322       6,253
                                           ----------  ----------  ----------
Operating expenses:
  Interest on underlying mortgages (Note 3)     2,640       3,445       4,012
  Recovery of provision for losses                (48)       (153)          -
  General and administrative                    1,352       1,142       1,459
  Asset Servicing Fee - NPO Management LLC        600         600         600
  Legal and professional fees                     402         157         184
Interest expense
  NPM Capital LLC                                 665         780         849
  Blackacre Bridge Capital, LLC                   245         171           -
  Litigation Settlement Notes                     481         584       1,010
  NPO                                             281         194          90
  Others                                           91         160         464
                                           ----------  ----------  ----------
                                                6,709       7,080       8,668
                                           ----------  ----------  ----------
Operating income (loss) before extra-
 ordinary gain                                  1,026        (758)     (2,415)
Extraordinary gain on the settlements
 of indebtedness                                1,267         202       4,011
                                           ----------   ---------  ----------
      Net income (loss)                    $    2,293  $     (556) $    1,596
                                           ==========  ==========  ==========





                                      (continued)

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except per share data)
                                   (continued)



                                                 Year Ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------

Basic earnings (loss) per share:
  Income(loss) before extraordinary gain   $      .06  $     (.04) $     (.15)
    Extraordinary gain                            .08         .01         .25
                                           ----------  ----------  ----------
      Net income (loss)                    $      .14  $     (.03) $      .10
                                           ==========  ==========  ==========

Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain  $      .02  $     (.04) $     (.15)
  Extraordinary gain                              .02         .01         .25
                                           ----------  ----------  ----------
  Net income (loss)                        $      .04  $     (.03) $      .10
                                           ==========  ==========  ==========
Weighted average shares outstanding -
  basic                                    16,560,450  16,508,329  15,788,535
Effect of dilutive securities              50,422,788        --        --
                                           ----------  ----------  ----------
Weighted average shares outstanding -
  diluted                                  66,983,238  16,508,329  15,788,535
                                           ==========  ==========  ==========



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (in thousands except per share data)


                                                           Preferred Stock      Common Stock     Additional
                                                           ---------------  --------------------   paid-in
                                                            Shares  Amount     Shares    Amount    capital   Deficit    Total
                                                           -------- ------  ----------- -------- ---------- --------- --------

Balance-January 1, 1997                                         100  $   1  15,479,450  $    155   $95,146  $ (91,720) $ 3,582

Issuance of common stock in satisfaction of certain claims        -      -     550,000         6        44          -       50
Issuance of common stock in connection with the loan from
  NPM Capital LLC                                                 -      -     150,000         1        21          -       22
Issuance of common stock in connection with the loan from
  Blackacre Bridge Capital, LLC                                   -      -     325,000         3        26          -       29
Retirement of Shares of Common Stock                              -      -    (272,000)       (3)        3          -        -

Net income                                                        -      -           -         -         -      1,596    1,596
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1997                                       100      1  16,232,450       162    95,240    (90,124)   5,279

Issuance of common stock in connection with the loan from
  Blackacre Bridge, LLC                                           -      -     328,000         4        48          -       52

Net loss                                                          -      -           -         -         -       (556)    (556)
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1998                                       100      1  16,560,450       166    95,288    (90,680)   4,775
Net income                                                        -      -           -         -         -      2,293    2,293
                                                            -------  -----  ----------  --------   -------   --------  -------
Balance-December 31, 1999                                       100  $   1  16,560,450  $    166   $95,288   $(88,387) $ 7,068
                                                            =======  =====  ==========  ========   =======   ========  =======



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------

Cash flows from operating activities:

 Income (loss) before extraordinary gain         $  1,026   $   (758)  $ (2,415)
  Adjustments to reconcile net income (loss)
   before extraordinary gains to net cash provided
   by (used in) operating activities
    Recovery of provision for losses                  (48)      (153)         -
    Accrued interest added to indebtedness            247        460        394
    Gain on satisfactions of mortgage loans        (1,639)      (173)         -
    Amortization of unearned interest on loans
     receivable                                       (67)        63        (57)
    Amortization of real estate lease interests       138        132          -
    Amortization of debt discount                     234        105        154
    Amortization of deferred charges                    -          -         34
    Stock issued for services and settlements           -          -        101
    Imputed interest on notes and debentures          481        584      1,010
    Amortization of deferred credits                    -       (296)       (25)
    Net decrease (increase) in other assets           614        (39)       (27)
    Net (decrease) in accounts payable
     and accrued liabilities                          (90)      (376)      (555)
    Net (decrease) increase in asset service
     fee payable - NPO                               (247)       789        553
    Net decrease (increase) in due from affiliated
     partnerships                                     383          3        (28)
                                                 --------   --------   --------
      Net cash provided by (used in) operating
       activities                                   1,032        341       (861)
                                                 --------   --------   --------
Cash flows from investing activities:

  Collections on loans receivable                  14,851      9,393     11,789
  Net decrease (increase) in affiliated limited
   partnership interests and other investments        123        (23)         -
  Net reductions in real estate lease interests         -          -        344
  Distributions received on affiliated limited
   partnership interests and other investments          -          -        779
  Proceeds on sale of real estate                     300          -          -
                                                 --------   --------   --------
      Net cash provided by investing activities  $ 15,274   $  9,370   $ 12,912
                                                 --------   --------   --------

                                      (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (continued)


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------

Cash flows from financing activities:

  Proceeds from new borrowings                   $    588   $    600   $  3,522
  Repayment of indebtedness                        (4,707)    (3,457)    (8,610)
  Payments on underlying mortgages payable        (10,952)    (6,662)    (5,695)
  Payments related to debt tender offer              (357)      (296)      (678)
  Payments on guaranteed indebtedness                   -          -       (115)
  Payments on subordinated debentures                   -          -       (334)
                                                 --------   --------   --------

     Net cash (used in) financing activities      (15,428)    (9,815)   (11,910)
                                                 --------   --------   --------

Net increase (decrease) in cash                       878       (104)       141
Cash, beginning of year                               392        496        355
                                                 --------   --------   --------

Cash, end of year                                $  1,270   $    392   $    496
                                                 ========   ========   ========

Supplemental disclosure of cash flow
 information:

  Cash paid during the year for interest         $  2,382   $  3,396   $  4,096
                                                 ========   ========   ========





                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   1999      1998      1997
                                                 -------   -------   -------


Supplemental disclosure of non-cash investing and financing activities:

  Net reduction in indebtedness pursuant
   to creditor settlements                       $     -   $     -   $ 1,104
                                                 =======   =======   =======

  Net reduction of Notes Payable - Debt
   Tender Offer                                  $ 1,267   $   202   $ 2,907
                                                 =======   =======   =======

  Reduction in accrued liabilities upon
   issuance of Common Stock                      $     -   $    52   $    22
                                                 =======   =======   =======

  Common stock issued in connection with a
   creditor settlement                           $     -   $     -   $    50
                                                 =======   =======   =======

  Real estate asset acquired in satisfaction
   of mortgage receivable                        $     -   $   416   $     -
                                                 =======   =======   =======

  Note received in sale of affiliated
   partnership units                             $     -   $    88   $     -
                                                 =======   =======   =======







See notes to consolidated financial statements.

                        DVL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of commercial mortgage loans due from affiliated partnerships, loans due from limited partners collateralized by their interests in affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL's 100% owned subsidiary, Professional Services Corporation ("PSC"), which is its only active subsidiary, is consolidated for accounting purposes. DVL does not consolidate any of the various partnerships in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following factors: (i) DVL's interest in the partnership as the general partner is 1%, (which 1% is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the partnership, due to the triple net lease arrangements for the partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were either in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the limited partnerships, which are considered affiliates, on a cost basis with the cost basis adjusted for impairments which took place in prior years. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

     Also, DVL has two inactive subsidiaries; Del-Val Capital Corp. (DVCC) and RH Interests, Inc. (RH) which have been consolidated in these financial statements. All material intercompany transactions and accounts are eliminated in consolidation.

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

e. DEFERRED CHARGES: Deferred charges applicable to debt financing are amortized over the term of the debt using the effective interest rate method.

f. INCOME RECOGNITION: Interest income is not recognized on the non-performing portion of DVL's loan portfolio. A loan is considered non- performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. DVL accounts for increases and decreases in the amount or timing of expected future cash flows on its loan portfolio by adjusting the valuation allowance, not to exceed the recorded investment in the loan. Cash receipts on restructured loans are treated as interest income as a result of previous write-downs of such loans due to prior impairments. DVL records contingent rents in the period in which the contingency is resolved. Gains on sales of real estate to affiliates are recognized in income generally under the installment method, whereby the gain on the portion of the sales price which is not received in cash is deferred at the time of sale and recognized proportionately as cash is subsequently collected. As of December 31, 1998, DVL is no longer recognizing any income under the installment method. DVL recognized $25,000 and $47,000 of installment income in 1997 and 1998, respectfully.

g. IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS: DVL does not have any impaired real estate investments and/or real estate lease interests at December 31, 1999. All assets are analyzed annually based upon prior appraised values, which are adjusted every year based on cash flow assumptions set forth in such appraisals. As of December 31, 1999, the analysis of such assets reflect the full recovery of those investments.

h. RESTRICTED CASH: As of December 31, 1999 and 1998, DVL had restricted cash of $81,000 and $77,000, respectively. These funds were deposited into an escrow account pursuant to the terms of a lease entered into by DVL which requires that the funds be set aside as a security deposit. There are corresponding liabilities of $81,000 and $77,000, respectively, reflected in accounts payable on DVL's balance sheet.

i.   UNEARNED INTEREST ON MORTGAGE LOANS AND LOAN ORIGINATION FEES AND COSTS:
Unearned interest on mortgage loans is recognized as income using the effective interest method over the life of the corresponding loans. Presently, DVL does not receive loan origination fees as the Company is not originating new loans receivable.

j. FAIR VALUE OF FINANCIAL INSTRUMENTS: As disclosed in Note 4, DVL's loan portfolio is valued based on the value of the underlying collateral. As all loans are either receivables from affiliated limited partnerships or are collateralized by interests in affiliated limited partnerships, it is not practical to estimate fair value of the loans. Due to the nature of the relationship between the limited partnerships and DVL's general partner interest in the limited partnerships and the authority of the Oversight Committee, the amount at which the loans could be exchanged with third parties is not reasonably determinable, as any such estimate would have to consider the intention of the Oversight Committee, the amounts owed, if any, to DVL for its interests in the partnerships and any transaction fees to which DVL might be entitled.

k. FEDERAL INCOME TAXES: DVCC, PSC and RH are included in DVL's consolidated federal income tax return.

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

     At December 31, 1999, DVL had net operating loss carryforwards for income tax purposes of approximately $63 million available to offset future taxable income, if any, expiring through 2014, with approximately $55 million expiring through 2007. Temporary differences arise from differences between financial reporting and income tax reporting relating primarily to provisions for loan and other losses and remaining notes outstanding of the notes payable pursuant to the shareholder litigation settlement, which are currently not deductible for income tax purposes. DVL's deferred tax asset of approximately $30 million, which is comprised of the tax benefit of net operating loss carryforwards of approximately $25 million and temporary differences represented primarily by non-deductible loan reserves and the issuance of the notes payable pursuant to the shareholder litigation is fully reserved for due to the uncertainty of realizing taxable income in the future (Notes 2 and 11). DVL's total deferred tax asset and the valuation allowance decreased by approximately $1,000,000 in 1999. The difference between the tax provision at the statutory rate of 34% and the provision of 0% reflected on the accompanying financial statements is principally due to the decrease in the valuation allowance.

l. EARNINGS PER SHARE: All income is attributable to common stock. The preferred stock issued by DVL at the present time total 100 shares with a par value of $10.00 per share. There are no cumulative dividends or accretion. Diluted earnings per share includes the dilutive effect of the outstanding litigation settlement notes payable (Note 7), the NPM warrants (Note 6d) and stock options (Note 9).

m. RECENTLY ISSUED ACCOUNTING STANDARDS: There are no recently issued accounting standards based upon DVL's current operations, which would affect DVL's disclosures or method of accounting.

2.   Basis of Presentation and Financial Condition

      DVL's cash in-flow generated by its mortgage portfolio is currently used to pay the underlying first mortgages, and any excess was used to fund principal and interest payments on the NPM Loan (as herein after defined), based on the collateral interest of NPM Capital LLC in the mortgages (Note 6), and to pay certain other creditors. NPO has agreed to defer amounts due from their management agreement through December 31, 2000, unless DVL has sufficient cash to fund its operations through that date. DVL's anticipated cash flow provided by operations is sufficient to meet its cash requirements, through January 2001, assuming that no such payments are made to NPO.

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

     DVL has implemented significant measures to reduce its operating expenses. DVL has in the past and expects in the future to continue to augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or borrowings.

3.   Loans Receivable and Underlying Mortgages

     Virtually all of DVL's loans receivable arose out of transactions in which affiliated partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an Affiliated Limited Partnership. DVL's loan portfolio is comprised of long-term wrap- around and other mortgage loans due from Affiliated Limited Partnerships; and loans due from limited partners collateralized by their interests in affiliated partnerships ("Partners' Notes") and were principally pledged to collateralize DVL's indebtedness to NPM (Note
6), until May 1999, at which time, the loan was repaid. DVL's mortgage portfolio included 24 and 31 loans with net carrying values of $31,621,000 and $42,290,000 as of December 31, 1999 and 1998 respectively, which are due from affiliated partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Walmart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Walmart continues to pay the required rent to the partnerships. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

    The Company's presentation of certain mortgages receivable from Affiliated Limited Partnerships and related underlying mortgages payable in the 1999 consolidated financial statements has been changed to recognize such items without offsetting assets and liabilities and without netting corresponding income and expense amounts. The prior comparative 1998 and 1997 consolidated financial statements have been revised to reflect the application of this change on those statements. Mortgages due from affiliated partnerships and underlying mortgages payable increased by $38,644,000 as of December 31, 1998. Interest on mortgage loans and interest on underlying mortgages each increased by $2,779,000 and $3,236,000 for 1998 and 1997, respectively.

     DVL is liable for underlying first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates of 6.66% to 14.0% and require principal and interest payments solely from the proceeds of the wrap mortgages receivable.

      During 1998, DVL refinanced a mortgage which generated approximately $40,000 in excess of the underlying mortgage loan. In 1997, DVL refinanced five mortgages which generated approximately $957,000 in excess of the underlying mortgage loans. DVL did not refinance any of its mortgages in 1999. The excess funds were used to pay the expenses of the refinancings and repay the NPM Loan (see note 6(d)), as required by the NPM loan agreement. The amounts obtained from these refinancings were primarily based on the value of the base rents during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of DVL's prior and current asset liquidations and refinancings, DVL's asset base available for future liquidations and refinancings has diminished considerably.

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 15% per annum, aggregating net carrying values of $5,874,000 and $6,088,000 subject to underlying mortgages of $4,165,000 and $4,516,000 at December 31, 1999, and 1998, respectively, and mature through 2027. The effect of the modification on these mortgages on DVL's interest income for 1999 was not material.

     In addition, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. These loans, at the time of the restructuring, bore interest at 3% over DVL's average interest rate for short-term borrowings and matured through 1996. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2031. As of December 31, 1999 and 1998 the modified loans due directly from the partnerships aggregated net carrying values of $27,314,000 and $38,021,000 subject to underlying mortgages of $21,926,000 and $30,350,000, respectively. Management currently does not anticipate realizing a material amount of interest income over the remaining terms of these modified loans. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $3,000,000 in 1999, $4,000,000 in 1998, and $4,400,000 in 1997.

There are no debts which were restructured during 1998 or 1999.

     DVL's mortgage and other loans due from affiliated partnerships, an unaffiliated entity and limited partners are as follows:


                                                                   1999                                   1998
                                                 ------------------------------------   ----------------------------------------
                                                                  Accrued                                   Accrued
                                                                  Interest  Allowance                       Interest   Allowance
                                                 Number           Included  For Loan    Number              Included   For Loan
Mortgage Loans Due From Affiliated Partnerships    of     Loan    In Loan    Losses       of      Loan      In Loan     Losses
(dollar amounts in thousands)                    Loans   Balance  Balance   (Note 4)    Loans    Balance    Balance    (Note 4)
-----------------------------------------------  ------ --------  --------  ---------   ------  --------    --------   ---------
Long-term wrap-around mortgage loans ranging
  from $512 to $2,157 in 1999 and from $512
  to $5,184 in 1998 maturing at various dates
  through August, 2027 (a)                          9   $ 13,398   $ 52     $   527       10    $ 18,883    $  78      $ 1,121

Other long-term mortgage loans ranging from
  $1,395 to $1,442 in 1999 and from $1,425 to
  $1,448 in 1998 maturing at various dates
  through May 2029 (b)                              2      2,837      -         191        2       2,874        -          191

Long-term wrap-around and other mortgage
  loans acquired from Kenbee pursuant to
  the Limited Partner Settlement ranging
  from $298 to $3,390 in 1999 and from $366
  to $3,461 in 1998 maturing at various
  dates through January 2030 (c)                   21     31,803      -       5,365       28      43,210        -        6,109
                                                   --   --------  -----     -------      ---    --------   ------      -------
Total mortgage loans                               32     48,038     52       6,083       40      64,967       78        7,421


Loans Collateralized By Limited Partnership
Interests
--------------------------------------------
Loans ranging from $1 to $68 in 1999 and
  from $2 to $336 in 1998 and maturing at
  various dates through December 1995 (d)          45        764      -         614       51         894        -          722

Due from affiliated partnerships
--------------------------------
Advances and Other                                 17         48      -           -       18         431        -          292
                                                  ---   --------  -----     -------      ---    --------   ------      -------
Total loans receivable                             94     48,850  $  52     $ 6,697      109      66,292   $   78      $ 8,435
Less unearned interest on partnership mortgage    ===             =====     =======      ===               ======      =======
  loans                                                    5,810                                   7,944
                                                        --------                                --------
Net loans receivable                                    $ 43,040                                $ 58,348
                                                        ========                                ========

Underlying mortgages ranging from $105 to $2,903
in 1999 and $173 to $2,966 in 1998 maturing at
various dates through 2011                              $ 27,692                                $ 38,644
                                                        ========                                ========

Activity on all collateralized loans is as follows:

                                            1999       1998       1997
                                          --------   --------   --------
                                                   (in thousands)

Balance, beginning of year                $ 65,861   $ 77,811   $ 94,978
Collections on loans to affiliates         (14,851)    (9,393)   (11,789)
Unearned interest offset against loans
 satisfied, sold and written off            (2,066)      (324)    (3,918)
Loans written-off and written down            (142)    (2,233)    (1,460)
                                          --------   --------   --------
Balance, end of year                      $ 48,802   $ 65,861   $ 77,811
                                          ========   ========   ========

Unearned interest activity is as follows:

                                            1999       1998       1997
                                          --------   --------   --------
                                                   (in thousands)

Balance, beginning of year                $  7,944   $  8,350   $ 12,325
Amortization to income                         (68)       (82)       (57)
Decrease in connection with the
 satisfaction or write-off of loans         (2,066)      (324)    (3,918)
                                          --------   --------   --------
Balance, end of year                      $  5,810   $  7,944   $  8,350
                                          ========   ========   ========


     (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through August 2027, bear interest at effective rates of up to 15% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $5,766,000 in 1999 and $8,167,000 in 1998, which bear interest at rates ranging from 7.5% to 13.125%, are payable to unaffiliated lenders in monthly installments, mature on various dates through August 2011 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

     (b) DVL's other long-term mortgage loans, exclusive of its wrap-around mortgages, are collateralized by two first mortgages aggregating $2,837,000 and $2,874,000 at December 31, 1999 and 1998. These loans mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. The principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $39,000 in 2000, $41,000 in 2001, $43,000 in 2002, $45,000 in 2003 and
$47,000 in 2004. All such commercial mortgage loans and the wrap- around mortgages are collateralized by liens on commercial and industrial properties located in various states.

     (c) DVL acquired long-term wrap-around and other mortgage loans to affiliated partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223,000 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5%, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL subordinated its second mortgage position on sixteen of these loans as part of a refinancing in 1994. The wrap-around loans are subject to senior liens of $21,926,000 in 1999 and $30,477,000 in 1998, which bear interest at rates ranging from 7.5% to 14%, are payable to unaffiliated lenders on a zero coupon basis and in monthly installments, mature on various dates through January 2012 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

     (d) DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. All such partner loans matured at various dates through December 1995 and bear interest at fixed rates of 15% to 16% and at a variable rates up to 2 1/2% over prime. Certain of the variable rate loans are payable at fixed interest rates, subject to additional interest charges payable upon the maturity of the loan, based on variable interest rates, which are further subject to minimum and maximum levels. Substantially, all of these loans were non-performing at December 31, 1999 and December 31, 1998. The Company is pursuing collection efforts and is foreclosing on the collateral limited partnership units when collection efforts fail.

4.   Allowance for Losses and Other Reserves

Allowance for loan loss activity is as follows:
                                                  1999       1998
                                                --------   --------
                                                   (in thousands)
Balance, beginning of year                     $   8,435   $ 11,869
Loans satisfied, written-off or written-down      (1,738)    (3,434)
                                                 -------   --------
Balance, end of year                           $   6,697   $  8,435
                                                ========   ========
                                      F-17

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

     Based upon the ratification of the enforceability and validity of DVL's portfolio of Partners' Notes by the Limited Partner Settlement and the payment experience on such notes, management re-evaluated each note in its portfolio for specific loss reserves. As of December 31, 1999 and 1998, the notes deemed uncollectible were provided for assuming an estimated residual value of the related partnership investment of approximately 14% of the original investment, which reflects management's estimate of the investment's net realizable value.

5.   Investments

     Real Estate

     At December 31, 1999, DVL's land investments, which were principally pledged to collateralize indebtedness to NPM (Note 6)until May 1999, at which time, the NPM loan was repaid (Note 6) consists of one parcel. Prior to May 1999, DVL owned an additional parcel which was leased to an affiliate partnership under a long-term lease with annual rents of approximately $30,000. In April 1999, DVL sold this property for $300,000, resulting in a gain of $90,000, to an affiliated entity which is part of the Opportunity Fund. The remaining parcel was also leased to an Affiliated Limited Partnership under a long term lease, however, this partnership had been in default in its monthly obligations. In November 1998, DVL as mortgagee foreclosed on the building that secured its mortgage loan receivable, which was obligated by the same partnership that had been in default of its land lease agreement. DVL had a net carrying value of its mortgage receivable of approximately $417,000 at the time of foreclosure and has recorded its building at this same cost basis, as it approximates the current market value of the property. The partnership which had the land lease obligation to DVL, that DVL foreclosed upon, was liquidated with no additional monies paid under its land lease agreement.

     During 1993, DVL reached an agreement with one of its creditors under which DVL assigned its interest in three of its land leases and the related building improvements to affiliated partnerships. The carrying value of the transferred real estate assets aggregated $1,274,000. PSC holds the master lease positions for two properties, which were pledged to a creditor as collateral.

     Affiliated Limited Partnerships

     DVL acquired various interests in Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through purchases. Management valued all of these investments at approximately 14% of the original investment amount due to potential anticipated losses upon liquidation of these investments (Notes 2, 3, 4, and 6), except for interests acquired in one partnership with an original investment aggregating $2,450,000 which were assigned to one of DVL's creditors and were valued at 40% of their original investment amount based upon the anticipated proceeds through the future sale of the partnership's property. During 1999 and 1998, DVL recorded income of $265,000 and $148,000 from distributions received from these investments. During 1997, DVL recorded income of $360,000 from distributions received from these investments, including $270,000 of excess proceeds over the net carrying value on the one partnership investment, discussed above, carried at 40%.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                      1999       1998
                                                     ------     ------
                                                       (in thousands)

Balance, beginning of year                           $1,449     $1,461
Various interests acquired through
 purchases and defaulted partner notes                   45        178
Distributions received from sales                      (413)      (255)
Income from distributions                               265        148
Write-offs and reserves                                 (20)       (83)
                                                      -----     ------
Balance, end of year                                 $1,326     $1,449
                                                     ======     ======

     At December 31, 1999, all DVL's investments in Affiliated Limited Partnerships are pledged to collateralize indebtedness (Note 6).

     Other Investments
     -----------------

     In connection with a 1993 litigation settlement with three related partnerships that opted out of the Limited Partner Settlement, DVL received limited partnership interests in three new partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three partnerships which opted out. These investments were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans (Notes 3(c) and 4). Management has reserved a total of $400,000 as of December 31, 1999 and 1998 primarily resulting from a decrease in the value of the underlying collateral of one of the three partnership mortgage loans. Prior to 1998, as distributions were received or the investments were disposed of, the carrying value was reduced and no income was recognized. In 1999 and 1998, distributions in the amount of $34,000 and $31,000 were received by DVL and these amounts were recognized as income since it now anticipated that the expected future cash will exceed the carrying value.

6.   Long-Term Debt and Loans Payable Underlying Wrap-around Mortgages

     DVL's long-term debt is comprised of the following loans payable to unaffiliated lenders:

                                                       1999      1998
                                                     -------   -------
                                                       (in thousands)
  Indebtness restructured in 1995 collateralized
   by commercial mortgages maturing in 2001         $   285   $    660
  Loan collateralized by commercial mortgages
   currently bearing interest at 12% per annum,
   maturing February 27, 2000 (a) (b)                    -          3
  Loan collateralized by commercial mortgages
   and real estate bearing interest at 12% per
   annum, maturing September 2002 (c)                 1,868      1,207
                                                     -------   -------
                                                      2,153      1,870
                                                     -------   -------
  Loan indebtedness due NPM bearing interest at
   10.25% maturing in September 2002, collater-
   alized by commercial mortgages and real estate
   (net of debt discounts of $-0- and $233,978
   for 1999 and 1998, respectively) (d)                   -      3,921
                                                     -------   -------
   Total long-term debt                              $ 2,153   $ 5,791
                                                     =======   =======

      (a) During 1997, DVL repaid a creditor $1,474,000 in full satisfaction of a loan which had a current principal balance due of $1,901,000. This repayment resulted in an extraordinary gain of approximately $406,000 in the first quarter of 1997. The payment was made by refinancing the asset held by the creditor as collateral with a new unaffiliated lender in the principal sum of $2,000,000.

      (b) This loan required monthly payments of principal and interest equal to cash flow, as defined, from the loan's collateral. Interest on the outstanding balance of the loan accrued at 12% per annum. The principal amount of the loan, and all accrued interest was due February 27, 2000. The Company was permitted to repay the loan prior to maturity, with certain prepayment penalties. From the proceeds, DVL remitted approximately $406,000 to NPM to repay the NPM Loan, as required by the NPM loan agreement. During 1998 and 1997, two of the properties that were collateral for this loan were sold, and the principal amount was substantially repaid. The entire loan was repaid in January, 1999.

      (c) See Debt Tender Offer (Note 7) for description of financing agreement with Blackacre Bridge Capital, LLC.

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

     In March and April 1997, NPM advanced DVL an aggregate of $200,000 (the "Additional Advances"). In addition, from January 1998 through May 1999, NPM advanced additional amounts aggregating $370,000 to DVL. These advances, which were not required under the Original Loan Agreement, bore interest at 15% per annum and were paid pari passu with said loan. The Original Loan and the Additional Advances are referred to in the aggregate herein as the "NPM Loan". In May 1999, DVL paid all remaining amounts due on the NPM loan.

     Under the terms of the NPM Loan, the principal balance was payable over six years with interest at the rate of 10.25%. DVL was required to make certain mandatory payments towards the principal balance over the term of the loan. The first such payment (when combined with all prior principal reductions) must be sufficient to reduce the principal balance of the NPM Loan by 15%, and was due by March 31, 1998. The next such payment, which must be sufficient to cause cumulative principal reductions to aggregate 33% of the principal balance, was due by December 31, 1998. The third such payment, which must be sufficient to cause cumulative principal reductions to aggregate 50% of the principal balance, is due by September 30, 1999. DVL's principal payments exceeded these requirements from September 27, 1996 through May 1999 when the entire loan was repaid.

     The rate of interest on the NPM Loan was approximately 36% including the $880,000 extraordinary loss. The effective annual interest rate to DVL for financial reporting purposes, as currently computed, including DVL's costs associated with the NPM Loan and the value of the Warrants (described below) was 15%. These rates are based on payments made through May 1999.

     In connection with the transactions contemplated by the Original Loan Agreement in March 1996, DVL and NPO Management LLC ("NPO") (an affiliate of
NPM) entered into an Asset Servicing Agreement, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1999) over the seven (7) year term of the asset servicing agreement, subject to early termination under certain conditions. DVL has the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the first two years and to defer reduced amounts during the third year. DVL had accrued service fees of $1,467,000 as of December 31, 1999. NPO has waived any Event of Default which may exist under the Asset Servicing Agreement during the period through December 31, 2000, based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997, and may continue to do so. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 2000.

     In connection with the Original Loan, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock for $200,000. The Base Shares currently represent approximately 6% of the outstanding common stock of DVL. An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the Base Shares, represent rights to acquire up to 49% of the outstanding Common Stock of DVL on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject a maximum aggregrate exercise price of $1,900,000. The Warrants expire on December 31, 2007. Except under certain circumstances, they were not exercisable prior to September 1999 in accordance with the terms of such Warrants. The limitations on exercise were intended primarily to help preserve the utilization of DVL's carryforwards of net operating losses and credits for federal income tax purposes. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method. No Warrants have been exercised through December 31, 1999.

OTHER
-----

     During 1997, DVL repaid a creditor $1,037,335 in cash and transferred certain mortgage and property interests affecting property owned by certain Affiliated Limited Partnerships in exchange for full satisfaction of its long-term debt obligation to this creditor. This transaction resulted in an extraordinary gain of approximately $650,000 in the second quarter of 1997. The source of the cash payment was the sale of a partnership property in which DVL held a 55% limited partnership interest.

     The aggregate amount of restructured and other long-term debt and loans payable underlying wrap-around mortgages (Note 4) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)

        2000                              $   285           $ 1,798
        2001                                    -             1,929
        2002                                1,868             2,117
        2003                                    -             2,318
        2004                                    -             2,479
     Thereafter                                 -            17,051
                                          -------           -------
                                          $ 2,153           $27,692
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

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,413,652 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of $3,863,437 remained outstanding as of December 31, 1999, including those purchased by Blackacre.

     The Company has had the option to redeem the outstanding Notes since January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may be issued to redeem the outstanding Notes. The redemption of the Notes may cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers.

      The Offers effected a reduction in the Company's long-term debt and resulted in an extraordinary gain of $2,906,000 for the year ended December 31, 1997, $202,000 for the year ended December 31, 1998, and $1,267,000 for the year ended December 31, 1999. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM and NPO as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of December 31, 1999. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to NPO under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. However, beginning April 27, 2000 the Company must pay principal payments of 15% of all proceeds that would otherwise be remitted to NPO, to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

8.  Other Transactions with Affiliates

    A.  Opportunity Fund

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

The Opportunity Fund is expected to pursue each Opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by Blackacre and the NPO Affiliates. The Company will receive up to 20% of the profits from an opportunity after BCG and the NPO Affiliates receive the return of their investment plus preferred returns ranging from 12% to 20%.

    B. In June 1998, the Company entered into a Management Services Agreement with a limited partnership where certain of its partners are affiliates of NPO, to render certain services. The agreement shall continue until the date that all these partnerships' assets are sold or at any time prior with 30 days notice by either party. As compensation, the Company earns an aggregate fee equal to (a) a monthly fee of $5,000 plus (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions an amount of cash equal to 25% of the profits, as defined in the agreement. For 1999 and 1998, the Company received management fees equal to $480,000 and $35,000, respectively.

    C. In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $3,000 and expense reimbursements of $1,000 per month. For 1999 and 1998, the Company received fees of $36,000, per annum.

      D. Also, the Company entered into a property management agreement with an entity that is part of the Opportunity Fund, pursuant to which the Company provides property management services in exchange for fees equal to 3% of rent collections.

     E. In November 1999, the Company entered into a Management Service Agreement with an entity whose partners are affiliates of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 which is payable upon certain capital events, and an annual incentive fee, if certain levels of profitability occurs. For 1999, the Company was paid $4,000 and accrued fees of $13,000.

      F. The Millenium Group, an affiliate of NPO, received $145,483 in 1999 and $70,866 in 1998 representing compensation and reimbursement of expenses for collection services on limited partner notes. In 1999 the Company paid to the Millenium Group and the Pembroke Group, another affiliate of NPO, $25,000 and $75,000 respectively, for professional fees. In 1998, the Company paid to the Millenium Group $25,000 for professional fees.

9.  Deferred Credits

     DVL's deferred credits were comprised of deferred gains on the sales of real estate to affiliates. At December 31, 1998, all deferred credits have been amortized.

Activity on deferred credits is as follows:

                                                       1998
                                                       ----
                                                  (in thousands)

  Balance, beginning of year                        $   296
  Amortization to income                                (47)
  Deferred gain on foreclosure recognized upon
   cancellation of mortgage loans                      (249)
                                                     ------
  Balance, end of year                              $     0
                                                     ======


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

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1997, 1998 and 1999 pro forma net income (loss) is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) The vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income (loss) in 1999, 1998, and 1997 would have been approximately $2,270,000, ($567,000), and $1,570,000, and diluted earnings per share would have been of $.04, ($.04), and $.10, respectively.

     DVL's 1996 stock option plan, as amended, (the "Plan") provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to officers and key employees of DVL. It includes automatic grants of 15,000 options to individuals upon their becoming non-employee directors, as well as automatic annual grants of 15,000 options to each non-employee director.

     All options are non-qualified stock options.

     During 1996, employees and a former employee of DVL exchanged 673,131 performance units (considered to be stock appreciation rights) for 673,131 non-qualified stock options in conjunction with the termination of the performance plan and the adoption of the Plan. Each of the options was granted at an exercise price of $.21 for a ten year term. The Company recorded a charge of $60,000 in connection with this transaction in 1996. There are no performance shares outstanding as of December 31, 1999 and 1998.

     As of December 31, 1999, there were outstanding 1,175,131 ten (10) year options. Under the Plan, the Company had 324,869 options remaining for future grants.

     In February 2000, DVL amended the Plan to increase the number of shares of common stock available under the Plan by an additional 1,000,000 shares.

     The following table summarizes the activity under the Plan:

                                       Year Ended December 31,
                          -------------------------------------------
                                  1999                     1998
                          -------------------       -----------------
                                     Weighted                Weighted
                                     Average                 Average
                                     Exercise                Exercise
                            Shares    Price         Shares    Price
                          ---------  --------       -------  --------

Options Outstanding at

 Beginning of Year        1,020,131   $0.18          892,131   $0.20
Granted                     205,000    0.21          128,000    0.10
Cancelled                   (50,000)   0.12               -       -
                          ---------   -----          -------   -----
Options Outstanding at

 End of Year              1,175,131    0.19        1,020,131    0.18
                          =========   =====        =========   =====
Options Exercisable at

 End of Year              1,175,131   $0.19        1,020,131   $0.18
                          =========   =====        =========   =====

               Options Outstanding                     Options Exercisable

--------------------------------------------------    ---------------------
                                         Weighted

                            Weighted      Average                  Weighted
  Range of                  Average      Remaining                 Average
  Exercise                  Exercise      Life In                  Exercise
   Price        Shares       Price         Years       Shares       Price
-----------   ---------     --------     ---------   ---------    --------

$.08   0.12     105,000      $0.08         7.88        105,000      $0.08
 .13 - 0.19     207,000       0.16         8.13        207,000       0.16
 .20 - 0.22     863,131       0.21         7.17        863,131       0.21
-----------   ---------     --------     ---------   ---------    --------
      TOTAL   1,175,131      $0.19         7.40      1,175,131      $0.19
              =========     ========     =========   =========    ========

     The weighted-average fair value at date of grant for options granted during the year ended December 31, 1999 and December 31, 1998 was $.17 and $.08 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                               December 31,
                                     --------------------------------
                                          1999               1998
                                     -------------      -------------

Risk-free interest rates             5.00% - 5.92%      4.81% - 5.54%
Expected option life in years              10                 10
Expected stock price volatility            85%                80%
Expected divided yield                      0%                 0%

11.  Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to and general partnership investments in Affiliated Limited Partnerships and a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 through 2012. DVL has not provided for such contingencies.

     No monies have been paid to the fund through December 31, 1999 as DVL has a receivable from the fund for expenses paid by DVL on behalf of Affiliated Limited Partnerships. All of the excess cash continues to be paid to the specific creditor who has a priority on such cash as a result of its lien on the specific property. Any future payment made to the fund will be expensed as they are due.

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

     In October 1997, DVL issued 500,000 shares of stock in the settlement of litigation and 325,000 shares of stock to the lender in connection with the debt tender offer (See Note 7). In an unrelated transaction, 272,000 shares were retired in October 1997. On February 27, 1998, 328,000 additional shares were issued to such lender.

     See Note 6(d) and 7 with respect to Warrants and Notes, which are redeemable at the Company's option in stock. Depending on the market price of the Company's stock, there may not be sufficient authorized shares to be issued upon the redemption of the Warrants and the Notes.

      The 100 shares of issued preferred stock carry no specified dividend but do receive any dividend approved by the Board. To date, no dividend has been authorized by the Board. On liquidation, the preferred is paid at face value before the common stock.

    In February 2000, DVL amended its Certificate of Incorporation and increased its number of authorized shares of capital stock from 40,000,100 to 95,000,100 in order to (a) increase the number of authorized shares of DVL's common stock, $.01 per value from 40,000,000 to 90,000,000 and (b) authorize 5,000,000 shares of "blank check" preferred stock, $.01 per value.

13.  Subsequent Events

     In March 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate properties owned by partnerships in which DVL is the general partner. The loans were purchased for an aggregate purchase price of $1,210,000 paid as follows: cash of $135,000, the issuance of an unsecured promissory note in the amount of $75,000 to the seller of the loans maturing on March 1, 2001 with no accrued interest, and bank financing of $1,000,000. This bank financing is a self amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on these loans. The wrap mortgage loans were previously owned by DVL and were transferred to the seller in 1992 in settlement of indebtedness.

DVL, INC.  AND SUBSIDIARIES
Schedule III- REAL ESTATE AND ACCUMULATED DEPRECIATION
IN THOUSANDS



                                           I N I T I A L   C O S T S       C    A    R    R    Y    I    N    G      C   O   S   T
                                          ------------------------------   --------------------------------------------------------
                                                      Building and                    Building and                    Accumulated
Description                              Land         improvements          Land      improvement        Total        Depreciation
--------------                          ------      -----------------      -------   ---------------     ------      ---------------
Warehouse Manufacturing


Kearny, New Jersey                      $  289         $     426          $   289       $      426       $   715       $      13





                                                                                                         Line on Which
                                                                                                        Depreciation in
                                                        Date  of                  Date                Latest income State-
Description                                            Construction              Acquired               ment is Computed
--------------                                        ----------------         ------------         ------------------------

Warehouse Manufacturing

                                                                                                        Straight-line method
Kearny, New Jersey                                           1977                   11/98                       40 years







                                                                         Year ended December 31,
                                                                      1997           1998        1999
                                                                   -----------------------------------
(A) Reconciliation of Real Estate Owned

Balance at beginning of year                                       $   289        $    289     $   706

Additions during the year                                          $    ---       $    417     $     9
                                                                   --------       ---------    --------

Balance at end of year                                             $   289        $    706     $   715
                                                                   ========       =========    ========



                                                                            Year ended December 31,
                                                                      1997           1998        1999
                                                                   -----------------------------------------
(A) Reconciliation of Accumulated Depreciation

Balance at beginning of year                                       $   ----         $   ---          $     2

Additions during the year
      Depreciation                                                 $    ---         $      2         $    11
                                                                   --------         --------         -------

Balance at end of year                                             $   ----         $      2         $    13
                                                                   ========         ========         =======


                 See notes to consolidated financial statements