Form 10-Q
period 2000-03-31
DVL INC /DE/
filed 2000-05-11
CIK 215639

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------------------------------

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to ______________________

Commission file number:    1-8356

                                    DVL, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  13-2892858
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)


70 East 55th Street, New York, New York                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code      (212) 350-9900
                                                        --------------

--------------------------------------------------------------------------------
    Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes: X         No:
                                         ---            --
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                            Outstanding at May 10, 2000
-----------------------------              --------------------------------
Common Stock, $.01 par value                           16,560,450

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Item 1 - Financial Information:                       Page No.'s
                                                                ----------

          Consolidated Balance Sheets -
          March 31, 2000 (unaudited) and December 31, 1999          1-2

          Consolidated Statements of Operations -
          Three Months Ended March 31, 2000 (unaudited)
           and 1999 (unaudited)                                     3-4

          Consolidated Statement of Shareholders' Equity for
           the three months ended March 31, 2000 (unaudited)        5

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2000 (unaudited)
           and 1999 (unaudited)                                     6-7

          Notes to Consolidated Financial Statements (unaudited)    8-12

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations            13-18



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 19

          Signatures                                                19

          Exhibit Index                                             20

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     March 31,     December 31,
                                                       2000            1999
                                                  -------------   -------------
ASSETS                                             (unaudited)
------

Loans receivable (including amounts maturing
  after one year)
  Affiliates:
     Mortgages due from affiliated partnerships        $ 59,062        $ 48,038
     Unearned interest                                  (13,291)         (5,810)
                                                       --------        --------
     Net mortgage loans receivable from affiliated
      partnerships                                       45,771          42,228


  Others:
     Non-performing loans collateralized by limited
      partnership interests                                 426             764
     Due from affiliated partnerships                        14              48
                                                       --------        --------
  Total loans receivable                                 46,211          43,040
  Allowance for loan losses                               6,390           6,697
                                                       --------        --------
  Net loans receivable                                   39,821          36,343

Cash (including restricted cash of $81 for 2000
  and 1999                                                1,791           1,270
Distributions and fees due from affiliated
  partnerships                                              239              -
Investments
  Real estate at cost                                       506             494
  Real estate lease interests                             1,317           1,351
  Affiliated limited partnerships (net of allowance
   for loss of $919 and $927, respectively)               1,319           1,326
  Other investments (net of allowance for loss of
   $400 for 2000 and 1999)                                  648             648
Prepaid financing and other assets                          523             426
                                                       --------        --------
    Total assets                                       $ 46,164        $ 41,858
                                                       ========        ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands) except share data




                                                        March 31,   December 31,
                                                          2000         1999
                                                       ---------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Underlying mortgages payable                         $  29,566    $    27,692
  Long-term debt - Blackacre Bridge Capital, LLC           1,925          1,868
  Long-term debt - Other                                   2,731            285
  Notes payable - litigation settlement                    3,101          3,003
  Asset Service Fee Payable - NPO                          1,521          1,467
  Accounts payable, security deposits and
    accrued liabilities                                      355            475
                                                        --------        --------
     Total liabilities                                    39,199         34,790
                                                        --------        --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized
    - 100 shares for 2000 and 1999,
     issued - 100 shares for 2000 and 1999                     1               1
  Preferred stock, $.01 par value, authorized 5,000,000
    shares for 2000 and 0 shares for 1999, issued - 0
    shares for 2000 and 1999                                   -               -
  Common stock, $.01 par value, authorized -
   90,000,000 shares for 2000 and 40,000,000 shares
    for 1999, issued - 16,560,450 shares for 2000 and
    1999                                                     166            166
  Additional paid-in capital                              95,288         95,288
  Deficit                                                (88,490)       (88,387)
                                                        --------        --------
     Total shareholders' equity                            6,965          7,068
                                                        --------        --------
     Total liabilities and shareholders' equity         $ 46,164       $ 41,858
                                                        ========        ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                    Three Months Ended
                                                         March 31,
                                                     2000        1999
                                                  ----------  ----------

Income from affiliates:
  Interest on mortgage loans                      $      895  $    1,103
  Gain on satisfaction of mortgage loans                 --          564
  Partnership management fees                            106         108
  Transaction and other fees from partnerships           --          181
  Distributions from investments                          32          32
  Rent and other income                                    2           9
Income from others:
  Rent income                                            162         120
  Management fees                                         50          24
  Other income and interest                               10          29
                                                  ----------  ----------
                                                       1,257       2,170
                                                  ----------  ----------
Operating expenses:
  Interest on underlying mortgages                       568         771
  Recovery of provision for losses                        (5)        --
  General and administrative                             326         355
  Asset Servicing Fee - NPO Management LLC               150         150
  Legal and professional fees                             68          67
Interest expense
  NPM Capital LLC                                         --         291
  Blackacre Bridge Capital, LLC                           66          81
  Litigation Settlement Notes                            124         132
  NPO                                                     55          67
  Others                                                  31          22
                                                  ----------  ----------
                                                       1,383       1,936
                                                  ----------  ----------
Operating (loss) income before extra-
 ordinary gain                                          (126)        234
Extraordinary gain on the settlements
 of indebtedness                                          23         736
                                                  ----------   ---------
      Net (loss) income                          $      (103) $      970
                                                  ==========   =========


                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (continued)



                                                 Three Months Ended
                                                      March 31,
                                                  2000         1999
                                               ----------  ----------

Basic (loss) earnings per share:

  (Loss) income before extraordinary gain      $    (.01)  $      .01
    Extraordinary gain                               .00          .04
                                               ----------  ----------
      Net (loss) income                        $    (.01)  $      .05
                                               ==========  ==========

Diluted (loss) earnings per share:

  (Loss) income before extraordinary gain      $    (.01)  $      .00
  Extraordinary gain                                 .00          .01
                                               ----------  ----------
  Net (loss) income                            $    (.01)  $      .01
                                               ==========  ==========
Weighted average shares outstanding -
  basic                                        16,560,450  16,560,450
Effect of dilutive securities                          --  58,456,127
                                               ----------  ----------
Weighted average shares outstanding -
  diluted                                      16,560,450  75,016,577
                                               ==========  ==========



See notes to consolidated financial statements.



                                                  DVL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (in thousands except per share data)

                                Preferred Stock      Common Stock      Additional
                                ---------------   --------------------  paid-in
                                 Shares  Amount     Shares     Amount   capital    Deficit    Total
                                -------- ------   ----------- -------- ---------- --------- --------

Balance-January 1, 2000              100  $   1    16,560,450  $   166  $ 95,288  $ (88,387) $ 7,068

Net (loss)                             -      -           -         -         -        (103)    (103)
                                 -------  -----    ----------  -------   -------    -------    -----
Balance-March 31, 2000               100      1    16,560,450      166    95,288    (88,490)   6,965
                                 =======  =====    ==========  =======   =======    =======   ======

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                               ----------------------
                                                                 2000          1999
                                                               --------      --------
Cash flows from operating activities:

 (Loss) income before extraordinary gain                       $   (126)     $    234
  Adjustments to reconcile net income (loss) before
   extraordinary gains to net cash provided by (used in)
   operating activities
    Recovery of provision for losses                                 (5)           --
    Accrued interest added to indebtedness                           65            79
    Gain on satisfactions of mortgage loans                          --          (564)
    Amortization of unearned interest on loan receivables           (13)          (29)
    Amortization of real estate lease interests                      34            37
    Amortization of debt discount                                    --            82
    Imputed interest on notes                                       124           132
    Amortization of deferred credits
    Net (increase) decrease in other assets                         (94)          177
    Net (decrease) in accounts payable and accrued
     liabilities                                                   (120)          (68)
    Net increase in asset service fee payable - NPO                  54           217
    Net decrease in due from affiliated partnerships                 34             6
    Net (increase) in distributions and fees due from
     affiliated partnerships                                       (239)         (217)
                                                                -------        ------

      Net cash (used in) provided by operating activities          (286)           86
                                                                -------        ------
Cash flows from investing activities:

  Investments in loans receivable                                (1,526)           --
  Collections on loans receivable                                   399         4,254
  Real estate capital improvements                                  (15)           --
  Net decrease in affiliated limited partnership
   interests and other investments                                    7            49
                                                                -------        ------
      Net cash (used in) provided by investing activities        (1,135)        4,303
                                                                -------         -----

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)


                                                              Three Months Ended
                                                                    March 31,
                                                        ------------------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from financing activities:

  Proceeds from new borrowings                                $  2,525   $    588
  Repayment of indebtedness                                        (87)    (1,611)
  Payments on underlying mortgages payable                        (493)    (2,931)
  Payments related to debt tender offer                             (3)      (196)
                                                              --------   --------

     Net cash provided by (used in) financing activities         1,942     (4,150)
                                                              --------   --------

Net increase in cash                                               521        239
Cash, beginning of period                                        1,270        392
                                                              --------   --------

Cash, end of period                                           $  1,791   $    631
                                                              ========   ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                    $    568   $    847
                                                              ========   ========

Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offer          $     23   $    736
                                                              ========   ========




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Financial Condition

     In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2000 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three months ended March 31, 1999 have been reclassified to conform to the presentation for the three months ended March 31, 2000. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 1999.

      DVL's cash in-flow generated by its mortgage portfolio is currently used to pay the underlying first mortgages, and any excess has been used to fund principal and interest payments to certain creditors. NPO Management LLC ("NPO") has agreed to defer amounts due from its management agreement through December 31, 2000, unless DVL has sufficient cash to pay such amounts and fund its operations through that date. DVL's anticipated cash flow provided by operations is sufficient to meet its cash requirements, through January 2001, assuming that no such payments are made to NPO.

     In November 1992, DVL, Kenbee Management, Inc. ("Kenbee"), DVL's former manager, and the limited partners of certain affiliated partnerships reached a settlement in the limited partnership class action litigation ("Limited Partner Settlement") and, concurrently with this settlement, DVL reached settlements with a number of its creditors providing for the restructuring of a substantial portion of DVL's indebtedness and loan guarantees. The Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of its cash flow received from affiliated partnership mortgages and other loans receivable from affiliated partnerships, as well as a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 to 2012.

2.   Loans Receivable/Long Term Debt

     In March 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate owned by partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $1,210,000 plus closing costs, paid as follows: cash of $185,000, the issuance of an unsecured promissory note in the amount of $75,000 to the seller of the loans maturing on March 1, 2001 with no interest, and bank financing of $1,000,000. This bank financing is a self amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on these loans. The wrap mortgage loans were previously owned by DVL and were transferred to the seller in 1992 in settlement of indebtedness.

     In March 2000, the Company obtained bank financing in the amount of $1,450,000 that is secured by the assignment of three existing mortgage receivables and a mortgage receivable which was purchased from an entity that is part of the Opportunity Fund (as defined below). The mortgage loan purchased from the Opportunity Fund has a face amount of $405,000 and was purchased for $315,000. The net proceeds of this loan was used to repay one existing underlying mortgage of approximately $92,000 and the balance of the funds for general purposes including the payment of accrued fees to NPO. This bank financing is a self-amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on these loans.

3.   Note Payable - Litigation Settlement/Debt Tender Offer

      In December 1995, DVL completed its obligations under a 1993 settlement of its class action litigation. The settlement, which was approved by the court in 1993, provided that DVL would issue the plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event that aggregate market value was less than $1,340,000);
(2) $9 million face value of notes due in ten years, with interest at 10% payable in kind for five years, callable after the third year and payable in the tenth year in cash or with DVL common stock equal to 110% of the face value of the notes (valued in 1993 at $3,690,000 by an independent investment banker) and
(3) $1.4 million plus interest at 3% from August 16, 1993 and expenses, payable in cash or DVL common stock. In December 1995, DVL issued the 900,000 shares of common stock and as a result of the deficiency in its market value, issued additional notes with the same terms, in the face amount of $1,386,851 (valued at $330,000 by DVL). In payment of the $1.4 million plus interest and expenses, DVL issued 4,017,582 shares of common stock in December 1995.

     In December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851 as a series in conjunction with the settlement agreed upon in the DVL stockholder class action matter entitled IN RE DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on any of the first five anniversary dates following the issuance of the Notes is payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the four anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of payment of any cash. The Company currently intends to issue additional Notes, rather than make payments in cash, to satisfy its interest obligations under the Notes.

     Since January 1, 1999, DVL may satisfy principal and interest obligations under the Notes by issuing, in lieu of the payment of cash, shares of its Common Stock with a then current market value equal to 110% of the principal and/or interest obligation in question. It is therefore not possible to ascertain currently the precise number of shares of Common Stock that would be issued by DVL upon redemption of the Notes. DVL currently intends to exercise its redemption option and issue to noteholders shares of DVL's Common Stock, in lieu of the payment of any cash, in exchange for the Notes.

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

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,413,652 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of approximately $4,252,000 remain outstanding as of March 31, 2000, including those purchased by Blackacre.

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

      The Offers effected a reduction in the Company's long-term debt and resulted in extraordinary gains of $736,000 and $23,000 for the three months ended March 31, 1999, and 2000, respectively. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM and NPO as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of March 31, 2000. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer.

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

     The Opportunity Fund is expected to pursue each Opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by Blackacre and the NPO affiliates. The Company will receive up to 20% of the profits from an opportunity after Blackacre and the NPO affiliates receive the return of their investment plus preferred returns ranging from 12% to 20%.

    B. In June 1998, the Company entered into an agreement to provide management services to a limited partnership where certain of its partners are affiliates of NPO and Blackacre. The agreement shall continue until the date that all these partnerships' assets are sold or at any time prior with 30 days notice by either party. As compensation, the Company earns an aggregate fee equal to (a) a monthly fee of $5,000 plus (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions an amount of cash equal to 25% of the profits, as defined in the agreement. For the three months ended March 31, 2000 and 1999, the Company received management fees equal to $15,000 each quarter.

    C. In addition, the Company provides certain accounting and administrative services to a limited partnership whose general partner is an affiliate of NPO. For each of the three month periods ended March 31, 2000 and 1999, the Company received $11,500 and $9,000 respectively.

    D. Also, the Company entered into a property management agreement with an entity that is part of the Opportunity Fund, pursuant to which the Company provides property management services in exchange for fees equal to 3% of rent collections. For the period ending March 31, 2000 the Company received approximately $6,600. No fees were earned for the three months ended March 31, 1999.

    E. In November 1999, the Company entered into an agreement to provide certain management services with an entity whose partners are affiliates of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 which is payable upon either the occurrence of certain capital events or if a certain level of annual cash flow is attained, and an annual incentive fee if certain levels of profitability occur. For the three months ended March 31, 2000, the Company was paid $6,000 and accrued fees of $19,500.

    F. Millenium Financial Services, an affiliate of NPO, received $1,771 and $7,642 for the three months ended March 31, 2000 and 1999 representing compensation and reimbursement of expenses for collection services on limited partner notes. For the three months ended March 31, 2000 and 1999, the Company paid to Millenium Financial Services $25,000 each quarter, for professional fees.

5.  Shareholder's Equity

    In February 2000, DVL amended its Certificate of Incorporation in order to
(a) increase the number of authorized shares of DVL's common stock, $.01 par value, from 40,000,000 to 90,000,000 and (b) authorize 5,000,000 shares of "blank check" preferred stock, $.01 par value.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The March 31, 2000, Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Recent Debt Tender Offers
-------------------------

    From October 27, 1997 through February 27, 1998 (the "First Tender Expiration Date"), the Company conducted a cash tender offer (the "First Offer") for the Promissory notes (the "Notes") at a price of $0.12 per $1.00 principal amount of the Notes. The Notes were originally issued in December 1995 in conjunction with the settlement of a stockholder class action lawsuit. The Company purchased and retired a total of $6,224,390 principal amount of Notes in the First Offer. An additional $392,750 principal amount of the Notes were purchased by Blackacre Bridge Capital, LLC ("Blackacre"), an unaffiliated entity, pursuant to the terms of the BC Arrangement (as defined below).

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer", and together with the First Offer, the "Offers") for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,413,652 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement. Notes with an aggregate principal amount of approximately $4,252,000 remain outstanding as of March 31, 2000, including those purchased by Blackacre.

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

      The Offers effected a reduction in the Company's long-term debt and resulted in extraordinary gains of $736,000 and $23,000 for the three months ended March 31, 1999 and 2000, respectively. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% compounded monthly per annum payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of March 31, 2000. In addition, Blackacre is entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer.

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

Opportunity Fund
----------------

     In April 1998, DVL, an affiliate of Blackacre and affiliates of NPO entered into a certain Agreement Among Members (the "Opportunity Agreement"), providing for an arrangement (the "Opportunity Fund"), pursuant to which entities would be formed, from time to time, to enter into certain transactions involving the acquisition of limited partnership interests in the assets of, or mortgage loans to, Affiliated Limited Partnerships or other assets in which the Company has an interest. These investment opportunities will be presented to the Opportunity Fund on a first refusal basis, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds.

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

    In March 2000, the Company purchased from an entity that is part of the Opportunity Fund a mortgage in the face amount of approximately $405,000 for the sum of $315,000.

    As of May 1, 2000 the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in January 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a property owned by an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired the land underlying this property from DVL. The Company performs management services for this entity and received fees of approximately $6,600 for the quarter ended with March 31, 2000. No fees were earned for the quarter ended March 31, 1999.

RESULTS OF OPERATIONS
---------------------


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999
----------------------------------------------------------------------------


    DVL realized a net loss from operations of $126,000 for the three months ended March 31, 2000 compared to net income of $234,000 for the three months ended March 31, 1999. DVL realized a net loss of $103,000, after extraordinary gains of $23,000, for the three months ended March 31, 2000 compared to net income of $970,000, after extraordinary gains of $736,000, for the three months ended March 31, 1999. Extraordinary gains resulted from debt settlements from the Offers.

   Interest income on mortgage loans from affiliates and interest expense on underlying mortgages decreased from 1999 to 2000, as a result of a reduction in DVL's mortgage portfolio.

    During the first quarter of 1999, DVL recognized a gain on satisfaction of mortgage loans of $564,000 and transaction and other fees of $181,000. The gain resulted from the Company collecting net proceeds on the satisfaction of mortgage loans that was greater than the net carrying value. Transaction fees are earned in conjunction with the sales of partnership's properties and refinancing of underlying mortgages. For the first quarter of 2000, DVL did not recognize any aforementioned gains or transaction fees, as no such transactions were consummated.

   Rental income from others increased in 2000 from 1999 due to higher occupancy at the real estate properties, as well as, higher rents.

   Management fees from others increased from $24,000 in 1999 to $50,000 in 2000, as a result of a new management service agreement entered into in November 1999 with an entity whose partners are affiliates of NPO, to render certain accounting and administrative services.

  General and administrative expenses decreased in 2000 from 1999, primarily due to a decrease in salaries and personnel related costs.

   Interest expense due to NPM Capital, LLC was $291,000 in 1999 compared to $0 in 2000 since this loan was fully satisfied in May 1999.

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

    The Company is currently able to meet its operating expenses, other than the management fee payable to NPO, with income from operations. The Company has in the past, and expects in the future to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. NPO has agreed to waive any events of default that may exist under its servicing agreements due to the deferral of fees through December 31, 2000. As of May 1, 2000, the Company owed approximately $740,000 to NPO. From January 1, 2000 through May 1, 2000, the Company paid an aggregate of $1,000,000 to NPO as partial payment of amounts due. Of this amount paid, $750,000 was paid out of proceeds from the refinancing in March 2000 discussed below. DVL believes that its current liquid assets and credit resources will be sufficient to fund operations both on a short term basis as well as on a long term basis.

     In 1997, the Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the First Offer and an additional $500,000 was borrowed as of May 14, 1999 to fund the Second Offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until the Company satisfies all of its obligations owing to NPO. However, beginning April 27, 2000, the Company must pay principal payments of 15% of all proceeds that would have otherwise been remitted to NPO, to Blackacre. Once NPO is paid in full, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     From January 1998 through May 1999, NPM advanced additional amounts aggregating $370,000 to DVL to fund quarterly payments to a creditor of the Company. These advances were not required under the original loan transaction with NPM, consummated in September 1996 (the "Original Loan"). These advances bore interest at 15% per annum and were paid pari passu with the Original Loan. The Original Loan, together with all advances, are referred to in the aggregate herein as the "NPM Loan". In May 1999, DVL paid all remaining outstanding amounts due on the NPM Loan.

     In March 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate properties owned by partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $1,210,000, plus closing costs, paid as follows: cash of $185,000, the issuance of an unsecured promissory note in the amount of $75,000 to the seller of the loans maturing on March 1, 2001 with no interest, and bank financing of $1,000,000. This bank financing is a self amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on these loans. The wrap mortgage loans were previously owned by DVL and were transferred to the seller in 1992 in settlement of indebtedness.

     In March 2000, the Company obtained bank financing in the amount of $1,450,000 that is secured by the assignment of three existing mortgage receivables and a mortgage receivable which was purchased from an entity that is part of the Opportunity Fund. The mortgage loan purchased from the Opportunity Fund has a face amount of $405,000 and was purchased for $315,000. The net proceeds of this loan was used to repay one existing underlying mortgage of approximately $92,000 and the balance of the funds for general purposes including the payment of accrued fees to NPO. This bank financing is a self-amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on these loans.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES
-------------------------------------------------

     The Company's portfolio of mortgage loans made to Affiliated Limited Partnerships consists primarily of loans made at fixed rates of interest. Therefore, increases or decreases in market interest rates are generally not expected to have an effect on the Company's earnings. Other than as a factor in determining market interest rates, inflation has not had a significant effect on the Company's net income.

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

(B) There were no reports on Form 8-K filed during the three months ended March 31, 2000.

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



May 11, 2000

                                  EXHIBIT INDEX
                                  -------------

    11   - Statement RE:  Computation of Earnings Per Share - Three Months
    27   - Financial Data Schedule

EXHIBIT 11.

                           DVL, INC. and Subsidiaries
                        Computation of Earnings Per Share
                 (in thousands except share and per share data)
                                   (unaudited)

                                               Three Months Ended
                                                    March 31,
                                             -----------------------
                                                2000         1999
                                             ----------   ----------

(Loss) income before extraordinary gain      $     (126)  $      234

Extraordinary gain                                   23          736
                                             ----------   ----------

Net (loss) income                            $     (103)  $      970
                                             ==========   ==========

Weighted average number of common
 shares outstanding - basic                  16,560,450   16,560,450

Shares issuable upon exercise of
 dilutive options and warrants                       --   68,233,027

Less shares assumed repurchased                      --   (9,776,900)
                                             ----------   ----------
Weighted average number of common
 shares outstanding - diluted                16,560,450   75,016,577
                                             ==========   ==========
Basic earnings per share:
(Loss) income before extraordinary gain      $     (.01)  $      .01
 Extraordinary gain                                 .00          .04
                                             ----------   ----------
Net (loss) income                            $     (.01)  $      .05
                                             ==========   ==========
Diluted earnings per share:
 Income before extraordinary gain            $     (.01)  $      .00
 Extraordinary gain                                 .00          .01
                                             ----------   ----------
Net (loss) income                            $     (.01)  $      .01
                                             ==========   ==========