Form 10-Q
period 2000-06-30
DVL INC /DE/
filed 2000-08-10
CIK 215639

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------------------------------------

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

            Class                           Outstanding at August 10, 2000
-----------------------------              --------------------------------
Common Stock, $.01 par value                           16,560,450

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Item 1 - Financial Information:                       Page No.'s
                                                                ----------

          Consolidated Balance Sheets -
          June 30, 2000 (unaudited) and December 31, 1999           1-2

          Consolidated Statements of Operations -
          Three Months Ended June 30, 2000 (unaudited)
           and 1999 (unaudited)                                     3,5

          Six Months Ended June 30, 2000 (unaudited)
           and 1999 (audited)                                       4-5

          Consolidated Statement of Shareholders' Equity for
           the Six Months Ended June 30, 2000 (unaudited)           6

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2000 (unaudited)
           and 1999 (unaudited)                                     7-8

          Notes to Consolidated Financial Statements (unaudited)    9-13

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations            14-20



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 21

          Signatures                                                21

          Exhibit Index                                             22

                      Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     June 30,      December 31,
                                                       2000            1999
                                                  -------------   -------------
ASSETS                                             (unaudited)
------

Loans receivable (including amounts
  maturing after one year)
     Affiliates:
     Mortgages due from affiliated partnerships        $ 54,719        $ 48,038
     Unearned interest                                  (11,115)         (5,810)
                                                       --------        --------
     Net mortgage loans receivable from affiliated
      partnerships                                       43,604          42,228


  Others:
     Non-performing loans collateralized by limited
      partnership interests                                 406             764
     Due from affiliated partnerships                        19              48
                                                       --------        --------
  Total loans receivable                                 44,029          43,040
  Allowance for loan losses                               6,376           6,697
                                                       --------        --------
  Net loans receivable                                   37,653          36,343

Cash (including restricted cash of $288 and $75,
  respectively                                            1,888           1,270
Distributions and fees due from affiliated
  partnerships                                               20              -
Investments
  Real estate at cost                                       503             494
  Real estate lease interests                             1,283           1,351
  Affiliated limited partnerships (net of allowances
   for losses of $857 and $927, respectively)             1,256           1,326
  Other investments (net of allowances for losses of
   $400 for 2000 and 1999)                                  648             648
Prepaid financing and other assets                          409             426
                                                       --------        --------
    Total assets                                       $ 43,660        $ 41,858
                                                       ========        ========





See notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)




                                                              June 30,      December 31,
                                                                2000           1999
                                                             ---------     ------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Underlying mortgages payable                               $  28,073       $  27,692
  Long-term debt - Blackacre Bridge Capital, LLC                 1,984           1,868
  Long-term debt - Other                                         2,005             285
  Notes payable - litigation settlement                          3,073           3,003
  Asset Service Fee Payable - NPO                                  814           1,467
  Accounts payable, security deposits and
    accrued liabilities                                            349             475
  Deferred Income                                                  252               -
                                                              --------        --------
     Total liabilities                                          36,550          34,790
                                                              --------        --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock $10.00 par value, authorized -
    100 shares for 2000 and 1999, issued - 100 shares
    for 2000 and 1999                                                1               1
  Preferred stock, $.01 par value, authorized 5,000,000
    shares for 2000 and 0 shares for 1999, issued - 0
    shares for 2000 and 1999                                         -               -
  Common stock, $.01 par value, authorized -
   90,000,000 shares for 2000 and 40,000,000 shares
    for 1999, issued - 16,560,450 shares for 2000 and
    1999                                                           166             166
  Additional paid-in capital                                    95,288          95,288
  Deficit                                                      (88,345)        (88,387)
                                                              --------        --------
     Total shareholders' equity                                  7,110           7,068
                                                              --------        --------
     Total liabilities and shareholders' equity              $  43,660       $  41,858
                                                              ========        ========











See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)(unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                     2000        1999
                                                  ----------  ----------

Income from affiliates:
  Interest on mortgage loans                      $      823   $     920
  Gain on satisfaction of mortgage loans                 194       1,017
  Partnership management fees                             96         107
  Transaction and other fees from partnerships           164         162
  Distributions from investments                          36          45
  Rent and other income                                    1           4
Income from others:
  Rent income                                            142         139
  Management fees                                         49          24
  Other income and interest                               18          40
                                                  ----------  ----------
                                                       1,523       2,458
                                                  ----------  ----------
Operating expenses:
  Interest on underlying mortgages                       611         662
  General and administrative                             305         319
  Asset Servicing Fee - NPO Management LLC               161         150
  Legal and professional fees                             55          58
Interest expense
  NPM Capital LLC                                         --         374
  Blackacre Bridge Capital, LLC                           67          54
  Litigation Settlement Notes                            127         113
  NPO                                                     34          67
  Others                                                 144          23
                                                  ----------  ----------
                                                       1,504       1,820
                                                  ----------  ----------

Operating income before extraordinary gain                19         638
Extraordinary gain on the settlements
 of indebtedness                                         126         497
                                                  ----------   ---------
Net income                                        $      145   $   1,135
                                                  ==========   =========


                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands)(unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                  -----------------------
                                                     2000        1999
                                                  ----------   ----------

Income from affiliates:
  Interest on mortgage loans                      $    1,718   $    2,023
  Gain on satisfaction of mortgage loans                 194        1,581
  Partnership management fees                            202          215
  Transaction and other fees from partnerships           164          343
  Distributions from investments                          68           77
  Rent and other income                                    3           13
Income from others
  Rent income                                            304          259
  Management fees                                         99           48
  Other income and interest                               28           69
                                                  ----------   ----------
                                                       2,780        4,628
                                                  ----------   ----------
Operating expenses
  Recovery of provision for losses                        (5)           -
  Interest on underlying mortgages                     1,179        1,433
  General and administrative                             631          699
  Asset Servicing Fee - NPO Management LLC               311          300
  Legal and professional fees                            123          100
Interest expense
  NPM Capital LLC                                          -          665
  Blackacre Bridge Capital, LLC                          133          135
  Litigation Settlement Notes                            251          245
  NPO                                                     89          134
  Others                                                 175           45
                                                  ----------   ----------
                                                       2,887        3,756
                                                  ----------   ----------
Operating (loss) income before extraordinary gain       (107)         872
Extraordinary gain on the settlements of
 indebtedness                                            149        1,233
                                                  ----------   ----------
  Net income                                      $       42   $    2,105
                                                  ==========   ==========


                                   (continued)



See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)



                                                 Three Months Ended                Six Months Ended
                                                      June 30,                          June 30,
                                                  2000         1999               2000         1999
                                               ----------  ----------          ----------   ---------

Basic earnings (loss) per share:

  Income (loss) before extraordinary gain      $     .00   $      .04          $     (.01)  $     .05
  Extraordinary gain                                 .01          .03                 .01         .08
                                               ----------  ----------          ----------   ---------
      Net income                               $     .01   $      .07          $      .00   $     .13
                                               ==========  ==========          ==========   =========

Diluted earnings (loss) per share:

  Income (loss) before extraordinary gain      $     .00   $      .01          $     (.01)  $     .02
  Extraordinary gain                                 .00          .01                 .01         .02
                                               ----------  ----------          ----------   ---------
      Net income                               $     .00   $      .02          $      .00   $     .04
                                               ==========  ==========          ==========   =========
Weighted average shares outstanding -
  basic                                        16,560,450  16,560,450          16,560,450  16,560,450
Effect of dilutive securities                  70,718,341  47,753,983                   -  47,753,983
                                               ----------  ----------          ----------  ----------
Weighted average shares outstanding -
  diluted                                      87,278,791  64,314,433          16,560,450  64,314,433
                                               ==========  ==========          ==========  ==========



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)


                                Preferred Stock        Common Stock    Additional
                                ---------------   --------------------  paid-in
                                 Shares  Amount     Shares     Amount   capital    Deficit    Total
                                -------- ------   ----------- -------- ---------- ---------  -------

Balance-January 1, 2000              100  $   1    16,560,450  $   166  $ 95,288  $ (88,387) $ 7,068

Net income                             -      -           -         -         -          42       42
                                 -------  -----    ----------  -------   -------    -------    -----
Balance-June 30, 2000                100  $   1    16,560,450  $   166  $ 95,288  $ (88,345) $ 7,110
                                 =======   ====    ==========   ======   =======    =======    =====

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                 2000          1999
                                                               --------      --------

Cash flows from operating activities:
 (Loss) income before extraordinary gain                       $   (107)     $    872
  Adjustments to reconcile net income (loss) before
   extraordinary gains to net cash provided by (used in)
   operating activities
    Recovery of provision for losses                                 (5)            -
    Accrued interest added to indebtedness                          132           136
    Gain on satisfactions of mortgage loans                        (194)       (1,581)
    Amortization of unearned interest on loan receivables           (26)          (51)
    Amortization of real estate lease interests                      68            71
    Amortization of debt discount                                     -           234
    Imputed interest on notes                                       251           245
    Net decrease in real estate                                       -           210
    Net decrease in other assets                                     23           484
    Net (decrease) in accounts payable and accrued
     liabilities                                                   (126)         (144)
    Net (decrease) increase in asset service fee payable -
      NPO                                                          (653)          134
    Net decrease in due from affiliated partnerships                 29           419
    Net (increase) in distributions and fees due from
     affiliated partnerships                                        (20)            -
    Net increase in deferred income                                 252           225
                                                                -------        ------

      Net cash (used in) provided by operating activities          (376)        1,254
                                                                -------        ------
Cash flows from investing activities:
  Investments in loans receivable                                (1,526)           --
  Collections on loans receivable                                 2,779         6,381
  Real estate capital improvements                                  (15)           --
  Net decrease in affiliated limited partnership
   interests and other investments                                   70           156
                                                                -------        ------
      Net cash provided by investing activities                   1,308         6,537
                                                                -------         -----

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)


                                                              Six Months Ended
                                                                  June 30,
                                                        ------------------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from new borrowings                                $  2,525   $    588
  Repayment of indebtedness                                       (821)    (4,506)
  Payments on underlying mortgages payable                      (1,986)    (2,707)
  Payments related to debt tender offer                            (32)      (350)
                                                              --------   --------

     Net cash (used in) financing activities                      (314)    (6,975)
                                                              --------   --------

Net increase in cash                                               618        816
Cash, beginning of period                                        1,270        392
                                                              --------   --------

Cash, end of period                                           $  1,888   $  1,208
                                                              ========   ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                    $  1,059   $  1,240
                                                              ========   ========

Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offer          $    149   $  1,233
                                                              ========   ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation and Financial Condition

     In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and six months ended June 30, 2000 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and six months ended June 30, 1999 have been reclassified to conform to the presentation for the three and six months ended June 30, 2000. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 1999.

      DVL's cash in-flow generated by its mortgage portfolio is currently used to pay the underlying first mortgages, and any excess has been used to fund principal and interest payments to certain creditors and for general operating purposes. NPO Management LLC ("NPO") has agreed to defer amounts due from its management agreement through December 31, 2000, unless DVL has sufficient cash to pay such amounts and fund its operations through that date. DVL's anticipated cash flow provided by operations is sufficient to meet its cash requirements, through January 2001, assuming that no such payments are made to NPO.

     In November 1992, DVL, Kenbee Management, Inc. ("Kenbee"), DVL's former manager, and the limited partners of certain affiliated partnerships reached a settlement in the limited partnership class action litigation ("Limited Partner Settlement") and, concurrently with this settlement, DVL reached settlements with a number of its creditors providing for the restructuring of a substantial portion of DVL's indebtedness and loan guarantees. The Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of its cash flow received from affiliated partnership mortgages and other loans receivable from affiliated partnerships, as well as a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 to 2012. For the three and six months ended June 30, 2000 DVL paid $56,281 and $62,531, respectively, to this fund and for the three and six months ended June 30, 1999, DVL paid $6,250 and $12,500, respectively, to this fund.

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

     In March 2000, the Company obtained additional bank financing in the amount of $1,450,000 that is secured by the assignment of three existing mortgage receivables and a $405,000 face value mortgage receivable which was purchased from an entity that is part of the Opportunity Fund (as defined below) for $315,000. The net proceeds of this loan was used to repay one existing underlying mortgage of approximately $92,000 and the balance of the funds for general purposes including the payment of accrued fees to NPO subject to interest at 15% per annum. This bank financing is a self-amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on the assigned mortgages.

         During the second quarter of 2000, DVL, as the general partner of two limited partnerships, negotiated the sale of the partnerships' properties of which DVL held the wrap mortgages. The sold wrap mortgages resulted in aggregate net final proceeds of $904,909 to DVL as the holder of the mortgages on such properties. One of the properties sold by DVL was part of the mortgages purchased by DVL in March 2000. DVL paid $700,000 towards the principal balance of the $1,000,000 loan mentioned above from the proceeds that DVL received as mortgage holder. The aggregate net proceeds received by DVL from the satisfaction of the two mortgage loans was $193,902 greater than DVL's carrying value, which resulted in a gain on satisfaction of mortgages during the quarter ended June 30, 2000.

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

     On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer"), for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,413,652 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement.

     On May 18, 2000, the Company commenced a third cash tender offer (the "Third Offer"), and together with the First and Second Offer, (the "Offers") for its outstanding Notes at a price of $.12 per $1.00 principal amount of the Notes. The Third Offer was scheduled to expire on June 30, 2000. However, the expiration date for the Third offer has been extended until August 15, 2000. During the period from May 18, 2000 through June 30, 2000, the Company purchased and retired a total of $211,503 principal amount of Notes. Notes with an aggregate principal amount of approximately $4,005,000 remain outstanding as of June 30, 2000, including those purchased by Blackacre.

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

      The Offers effected a reduction in the Company's long-term debt and resulted in extraordinary gains of $497,000 and $126,000 for the three months ended June 30, 1999, and 2000, respectively. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes in the First and Second Offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM and NPO as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of June 30, 2000. In addition, Blackacre is entitled to acquire 15% of all notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer. DVL funded the Third Offer with available cash.

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

     B. In June 1998, the Company entered into an agreement to provide management services to a limited partnership where certain of its partners are affiliates of NPO and Blackacre. The agreement will continue until the date that all these partnerships' assets are sold or at any time prior with 30 days notice by either party. As compensation, the Company earns an aggregate fee equal to
(a) a monthly fee of $5,000 plus (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. For the three months ended June 30, 2000 and 1999, the Company received management fees equal to $15,000 and for the six months ended June 30, 2000 and 1999 such fees equaled $30,000.

    C. The Company provides certain accounting and administrative services to a limited partnership whose general partner is an affiliate of NPO. For the three month periods ended June 30, 2000 and 1999, the Company received $12,000 and $9,000, respectively, and for the six months ended June 30, 2000 and 1999 the Company received $24,000 and $18,000, respectively, in connection with such services.

    D. The Company entered into a property management agreement with an entity that is part of the Opportunity Fund, pursuant to which the Company provides property management services in exchange for fees equal to 3% of rent collections. For the three month periods ended June 30, 2000 and 1999 the Company received approximately $6,600 and $2,800, respectively, and for the six months ended June 30, 2000 and 1999 the Company received approximately $13,000 and $2,800, respectively, in connection with such services.

    E. In November 1999, the Company entered into an agreement to provide certain management, accounting and administrative services with an entity whose partners are affiliates of NPO. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 which is payable upon either the occurrence of certain capital events or if a certain level of annual cash flow is attained, and an annual incentive fee if certain levels of profitability occur. For the three months ended June 30, 2000, the Company was paid $6,000 and accrued fees of $19,500 and for the six months ended June 30, 2000 the Company was paid $12,000 and accrued fees of $39,000.

     F. Millennium Financial Services, an affiliate of NPO, received approximately $1,000 and $2,100 for the three months ended June 30, 2000 and 1999 and approximately $16,000 and $9,700 for the six months ended June 30, 2000 and 1999, respectively, representing compensation and reimbursement of expenses for collection services on limited partner notes.

5.  Shareholder's Equity

    In February 2000, DVL amended its Certificate of Incorporation in order to
(a) increase the number of authorized shares of DVL's common stock, $.01 par value, from 40,000,000 to 90,000,000 and (b) authorize 5,000,000 shares of "blank check" preferred stock, $.01 par value.

6.  Subsequent Events

         In July 2000, DVL as the general partner of a limited partnership, negotiated the sale of the partnership's property. This sale resulted in net proceeds of approximately $2,323,000 to an entity that is part of the Opportunity Fund as the holder of the mortgage on such property. In addition, an entity whose partners are affiliates of NPO, earned a brokers commission of $64,000 from the sale of this partnership's property.

    In July 2000 a major tenant of one of DVL's properties advised DVL that it was asking for a rent reduction in order to assist in a restructuring of the tenant's finances. DVL has made no decision as to whether to provide any rental adjustment. In the interim, the tenant continues to pay full rental and common area charges.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This June 30, 2000, Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

         On February 26, 1999, the Company commenced a second cash tender offer (the "Second Offer"), for its outstanding Notes at a price of $0.12 per $1.00 principal amount of the Notes. During the period from February 26, 1999 through May 14, 1999, the Company purchased and retired a total of $2,413,652 principal amount of Notes. In addition, $423,213 principal amount of the Notes were purchased by Blackacre, pursuant to the terms of the BC Agreement.

         On May 18, 2000, the Company commenced a third cash tender offer (the "Third Offer", and together with the First Offer and the Second Offer, the "Offers") for its outstanding Notes at a price of $.12 per $1.00 principal amount of the Notes. The Third Offer was scheduled to expire on June 30, 2000, however, the expiration date has been extended until August 15, 2000. During the period from May 18, 2000 through June 30, 2000, the Company purchased and retired a total of $211,503 principal amount of Notes. Notes with an aggregate principal amount of approximately $4,005,000 remain outstanding as of June 30, 2000, including those purchased by Blackacre.

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

      The Offers effected a reduction in the Company's long-term debt and resulted in extraordinary gains of $497,000 and $126,000 for the three months ended June 30, 1999 and 2000, respectively. Furthermore, the Offers have reduced the potential dilutive effect on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

      In order to fund the acquisition of the Notes in the First and Second Offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM Capital LLC ("NPM") and NPO Management LLC ("NPO") as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% compounded monthly per annum payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of June 30, 2000. In addition, Blackacre is entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer. DVL funded the Third Offer with available cash.

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

     As of August 1, 2000 the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in January 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a property owned by an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired the land underlying this property from DVL. The Company performs management services for this entity and received fees of approximately $6,600 and $2,800 for the quarters ended June 30, 2000 and 1999, respectively.

         In May and July 2000, the Company as the general partner of a partnership negotiated the sale of two partnerships' property, which resulted in aggregate net mortgage proceeds of approximately $4,088,000 to the Opportunity Fund as the holder of both of the mortgages relating to the sold properties.

RESULTS OF OPERATIONS


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999


    DVL realized net income from operations of $19,000 for the three months ended June 30, 2000 compared to net income from operations of $638,000 for the three months ended June 30, 1999. DVL realized net income of $145,000, after extraordinary gains of $126,000, for the three months ended June 30, 2000 compared to net income of $1,135,000, after extraordinary gains of $497,000, for the three months ended June 30, 1999. These extraordinary gains resulted from debt settlements in connection with the Offers.

   Interest income on mortgage loans from affiliates and interest expense on underlying mortgages decreased from 1999 to 2000, as a result of a reduction in DVL's mortgage portfolio.

    During the second quarter of 2000 and 1999, DVL recognized gains on satisfaction of mortgage loans of $194,000 and $1,017,000, respectively, and transaction and other fees of $164,000 and $162,000, respectively. The gains resulted from the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the net carrying value. Transaction fees are earned in conjunction with the sales of partnership properties and the refinancing of underlying mortgages.

         Rental income from others increased in 2000 from 1999 due to higher occupancy at the real estate properties, as well as higher rents.

         Management fees from others increased from $24,000 in 1999 to $49,000 in 2000, as a result of a new management service agreement entered into in November 1999 with an entity whose partners are affiliates of NPO, to render certain accounting and administrative services.

         General and administrative expenses decreased in 2000 from 1999, primarily due to a decrease in salaries and personnel related costs.

         The asset servicing fee due from the Company to NPO Management LLC, increased in 2000 from 1999 due to an increase in the consumer price index, as provided for in the governing agreement.

         Interest expense due to NPM Capital, LLC was $374,000 in 1999 compared to $0 in 2000 since this loan was fully satisfied in May 1999.

         Interest expense associated with the NPO asset servicing fee decreased in 2000 from 1999 due to a reduction in the outstanding balance due to NPO.

         Interest expense relating to other debts increased in 2000 from 1999 due to the Company entering into two new bank loans in the aggregate principal amount of $2,450,000 in March 2000. In addition, the Company paid $700,000 towards the principal balance of one of such loans in May 2000, resulting in the costs of financing this loan being amortized at an accelerated rate.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         DVL incurred a net loss from operations of $107,000 for the six months ended June 30, 2000 compared to net income from operations of $872,000 for the six months ended June 30, 1999. DVL realized net income of $42,000, after extraordinary gains of $149,000, for the six months ended June 30, 2000, compared to net income of $2,105,000, after extraordinary gains of $1,233,000, for the six months ended June 30, 1999. These extraordinary gains resulted from debt settlements in connection with the Offers.

         Interest income on mortgage loans from affiliates and interest expense on underlying mortgages decreased from 1999 to 2000, as a result of a reduction in DVL's mortgage portfolio.

         During the six month periods ended June 30, 2000 and 1999, DVL recognized gains on satisfaction of mortgage loans of $194,000 and $1,581,000, respectively, and transaction and other fees of $164,000 and $343,000, respectively. The gains resulted from the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the net carrying value. Transaction fees are earned in conjunction with the sales of partnership properties and the refinancing of underlying mortgages.

         Rental income from others increased in 2000 from 1999 due to higher occupancy at the real estate properties, as well as higher rents.

         Management fees from others increased from $48,000 in 1999 to $99,000 in 2000, as a result of a new management service agreement entered into in November 1999 with an entity whose partners are affiliates of NPO, to render certain accounting and administrative services.

         General and administrative expenses decreased in 2000 from 1999, primarily due to a decrease in salaries and personnel related costs.

         The asset servicing fee due from the Company to NPO Management LLC, increased in 2000 from 1999 due to an increase in the consumer price index, as provided for in the governing agreement.

         Interest expense due to NPM Capital, LLC was $665,000 in 1999 compared to $0 in 2000 since this loan was fully satisfied in May 1999.

         Interest expense associated with the NPO asset servicing fee decreased in 2000 from 1999 due to a reduction in the outstanding balance due to NPO.

         Interest expense relating to other debts increased in 2000 from 1999 due to the Company entering into two new bank loans in the aggregate principal amount of $2,450,000 in March 2000. In addition, the Company paid $700,000 towards the principal balance of one of such loans in May 2000, resulting in the costs of financing this loan being amortized at an accelerated rate.

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

    The Company is currently able to meet its operating expenses, other than the management fee payable to NPO, with income from operations. The Company has in the past, and expects in the future, to augment its cash flow with the proceeds from the sale or refinancing of assets and borrowings. NPO has agreed to waive any events of default that may exist under its servicing agreements due to the deferral of fees through December 31, 2000. As of August 1, 2000, the Company owed approximately $771,000 to NPO. From January 1, 2000 through August 1, 2000, the Company paid an aggregate of $1,104,400 to NPO as partial payment of amounts due, as well as, current asset servicing fees. Of this amount paid, $750,000 was paid out of proceeds from the refinancing in March 2000 discussed below. DVL believes that its current liquid assets and credit resources will be sufficient to fund operations on a short term basis as well as on a long term basis.

     In 1997, the Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the First Offer and an additional $500,000 was borrowed as of May 14, 1999 to fund the Second Offer. During the period May 18, 2000 through August 1, 2000, DVL expended approximately $30,000 from available cash to fund the purchase of notes, and to pay related costs and expenses, for the Third Offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional notes until the Company satisfies all of its obligations owing to NPO. However, beginning April 27, 2000, the Company must pay principal payments of 15% of all proceeds that would have otherwise been remitted to NPO, to Blackacre. Once NPO is paid in full, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

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

     In March 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate properties owned by partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $1,210,000, plus closing costs, paid as follows: cash of $185,000, the issuance of an unsecured promissory note in the amount of $75,000 to the seller of the loans maturing on March 1, 2001 with no interest, and bank financing of $1,000,000. This bank financing is a self amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on these loans. The wrap mortgage loans were previously owned by DVL and were transferred to the seller in 1992 in settlement of indebtedness. In May 2000, DVL, as the general partner of a limited partnership that owned one of the real estate properties that secured this bank loan, negotiated the sale of the partnerships' property. DVL paid $700,000, towards the principal balance of the loan from the proceeds that DVL received as mortgage holder.

     In March 2000, the Company obtained additional bank financing in the amount of $1,450,000 that is secured by the assignment of three existing mortgage receivables and a $405,000 face value mortgage receivable which was purchased from an entity that is part of the Opportunity Fund for $315,000. The net proceeds of this loan was used to repay one existing underlying mortgage of approximately $92,000 and the balance of the funds for general purposes including the payment of accrued fees to NPO. This bank financing is a self-amortizing loan that matures on April 1, 2005 with interest at the rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on these loans.

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

                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits:

         10.26 - Loan Agreement, Promissory Note and Pledge, Collateral Assignment and Security Agreement, each dated as of March, 2000, each relating to a loan from Pennsylvania Business Bank to DVL in the original principal amount of $1,000,000.

         10.27 - Term Loan Note and Term Loan Agreement, each dated as of March, 2000, each relating to a loan from Bankphiladelphia to DVL in the original principal amount of $1,450,000.

         11    - Statement RE: Computation of Earnings Per Share

         27    - Financial Data Schedule

(B) There were no reports on Form 8-K filed during the three months ended June 30, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By: /s/ Gary Flicker
                                          -----------------------------
                                          Gary Flicker, Executive Vice
                                          President and Chief Financial
                                          Officer (Principal Financial and
                                          Chief Accounting Officer)



August 10, 2000

                               EXHIBIT INDEX

         10.26 - Loan Agreement, Promissory Note and Pledge, Collateral Assignment and Security Agreement, each dated as of March, 2000, each relating to a loan from Pennsylvania Business Bank to DVL in the original principal amount of $1,000,000.

         10.27 - Term Loan Note and Term Loan Agreement, each dated as of March, 2000, each relating to a loan from Bankphiladelphia to DVL in the original principal amount of $1,450,000.

         11    - Statement RE: Computation of Earnings Per Share - Three and Six
                 Months

         27    - Financial Data Schedule