Form 10-K
period 2000-12-31
DVL INC /DE/
filed 2001-04-12
CIK 215639

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 OR
                          -----------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 15, 2001 was $750,590.

The number of shares outstanding of Common Stock of the Registrant as of March 15, 2001 was 16,560,450.

                                    DVL, INC.

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000
                               ITEMS IN FORM 10-K
                               ------------------

                                                                    Page
                                                                    ----
                                     PART I

Item  1.  Business                                                    1
Item  2.  Properties                                                  9
Item  3.  Legal Proceedings                                           9
Item  4.  Submission of Matters to a Vote of Security Holders         9


                                     PART II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                       10
Item  6.  Selected Consolidated Financial Data                       11
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       13

Item  7A. Quantitative and Qualitative Disclosures About
           Market Risk                                               23
Item  8.  Financial Statements and Supplementary Data                24
Item  9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                       24


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant         25
Item 11.  Executive Compensation                                     27
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                           34
Item 13.  Certain Relationships and Related Transactions             42


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                              45

                                     PART I

     This 2000 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financings, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

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

     DVL is the general partner of approximately 80 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 3.0 million square feet. A majority of the properties are subject to long-term triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The remaining properties are shopping centers, industrial properties and other commercial properties. The Company also performs real estate and partnership management services for these partnerships, as well as, for third parties.

     The mortgage loans held by the Company are primarily "wrap-around" mortgage loans which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders which self-liquidate from the base rents payable by the underlying tenants over the primary term of the related leases. The Company receives mortgage payments from the Affiliated Limited Partnerships and pays the underlying mortgage holders their required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships' percentage rent income as additional debt service. The Company's other principal assets include (a) loans made to limited partners of Affiliated Limited Partnerships, which loans are secured by the limited partnership interests held by such limited partners, (b) a long term leasehold interest in a certain commercial property, (c) investments as a limited partner in certain Affiliated Limited Partnerships and (d) certain real estate interests.

     The Company derives the majority of its income as a result of the difference in the effective interest rates on its wrap-around mortgages and the interest rates on the underlying mortgages, as well as from a share of percentage rents received from various tenants of the Affiliated Limited

Partnerships, from rentals received as a result of its long-term leasehold interests, from fees received as General Partner of the Affiliated Limited Partnerships (including disposition and management fees), from distributions received as a limited partner in the Affiliated Limited Partnerships, from the sale of partnership properties, and fees from third-party management contracts.

     Through an arrangement developed with a related entity called the "Opportunity Fund", described below, the Company continues to seek out and participate in investment opportunities related to its existing asset base. These opportunities do not require the direct investment of the Company's capital. To date, the Opportunity Fund has purchased 15 mortgages secured by properties owned by certain Affiliated Limited Partnerships as well as a commercial property and various limited partnership interests in certain
Affiliated Limited Partnerships. The Company, as a participant in the Opportunity Fund, has a right to participate in profits after the other investors in the Opportunity Fund receive a required return on their investment.

     At December 31, 2000, the Company had net operating loss carry- forwards ("NOLS") aggregating approximately $61 million, which expire in various years through 2019, including $54 million which expire through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2002. In the event that Management determines that such cash flow is not sufficient, NPO Management LLC ("NPO") has agreed to allow the Company to defer payment of its management fees. See Item 7 and 13 below for a description of the Company's obligation to NPO. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See Management Discussion and Analysis of Financial Conditions and Results of Operations.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing real estate properties, the Affiliated Limited Partnerships and the mortgages on loans to such Affiliated Limited Partnerships, (ii) increase its participation in the Opportunity Fund, (iii) obtain investments through the use of bank borrowings and (iv) expand through the acquisition of one or more companies to generate income and positive cash flow. There can be no assurance that the Company will be able to identify or acquire businesses. See Business Developments - New Acquisition for a pending new acquisition.

     The Company anticipates that it would finance any possible future acquisition through new borrowing or the issuance of its common or preferred stock. During 2000, the Company purchased eight new mortgage loans and refinanced three existing mortgage loans. The purchases were primarily funded through new bank financings. Also, during 2000, the Company purchased all of the real estate assets of a limited partnership from which the Company had been leasing such real estate assets under a master lease agreement. This acquisition was also financed with a new bank loan. In early 2001, the Company purchased a parcel of land that was partially funded with bank financings. See Business Activities below for details of these transactions. The Company has no other current commitments or arrangements for additional financings.

     The principal executive offices of the Company are located at 70 East 55th Street, 7th Floor, New York, New York 10022. The Company's telephone number is
(212) 350-9900. The Company and its subsidiaries have not engaged in any business activity outside of the United States.

BUSINESS ACTIVITIES

     Mortgage Loans
     --------------

     The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to its Affiliated Limited Partnerships secured by the types of properties discussed above. Most of such loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loan over the primary term of the related lease. The Company builds equity in the mortgage loans over time. At December 31, 2000, the Company had investments in 38 mortgage loans to Affiliated Limited Partnerships with an aggregate mortgage balance due of $74,379,000 and a carrying value for financial reporting purposes of $41,639,000 prior to a loan loss reserve of approximately $5,250,000. These mortgage loan receivables are subject to underlying mortgage obligations of $26,019,000.

     Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

     DVL's mortgage portfolio included 26 and 24 loans with net carrying values of $33,639,000 and $31,621,000 as of December 31, 2000 and 1999, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such properties. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

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

     The Company has the right to refinance the outstanding mortgage loans underlying its wrap-around mortgage loans to Affiliated Limited Partnerships, provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap-around loan. The Company also has the right to arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating such mortgage loans, subject to the limitations set forth above.

     During 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate properties owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $1,210,000 plus closing costs, paid as follows: cash of $135,000, a $75,000 unsecured promissory note payable to the seller of the loans maturing on March 1, 2001, without interest, and bank financings of $1,000,000. The $75,000 note was paid in full in March 2001. This bank financing is a self-amortizing loan that was originally was scheduled to mature on April 1,2005 with interest accruing at the annual rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on the mortgage loans. The wrap mortgage loans were previously owned by DVL and were transferred to the seller in 1992 in settlement of indebtedness. In May 2000, DVL, as the general partner of an Affiliated Limited Partnership that owned one of the real estate properties that secured this bank loan, negotiated the sale of the partnership's property. DVL received $700,000 in connection with the sale as the mortgage holder which DVL paid to the bank to reduce the loan.

     During 2000, DVL purchased two additional mortgage loans from an entity that is part of the Opportunity Fund (see "Opportunity Fund", defined below) which are secured by real estate owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $900,000, paid as follows: the issuance to the seller of a secured promissory note in the amount of $200,000 maturing on August 31, 2002 with interest accrued at the rate of 12% per annum, compounded monthly, and bank financing of $700,000 which was added to the loan described above. The maturity date of the loan was extended until May 1, 2006.

     In 2000, the Company obtained additional bank financing in the amount of $1,450,000 that is secured by the assignment of three existing mortgage receivables and a $405,000 face value mortgage receivable which was purchased from an entity that is part of the Opportunity Fund for $315,000. The net proceeds of this loan were used to repay one existing underlying mortgage of approximately $92,000 and the balance of the funds were used for general corporate purposes including the payment of accrued fees to NPO. This bank financing is a self-amortizing loan that matures on April 1, 2005 with interest accruing at the annual rate of prime plus 1.5% and requires payments be made from the net cash proceeds DVL will receive on these mortgage loans. In 1998, the Company refinanced one mortgage which generated approximately $40,000 in excess of the existing underlying mortgage. The net excess funds from the 1998 refinancing were used to pay the expenses of the refinancings, and to pay down the loan to NPM Capital LLC ("NPM") as required by the applicable loan agreements. During 1999, DVL did not refinance any of its wrap mortgages. The amounts obtained from all of the refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of the refinancings, the Company's asset base available for future refinancings has diminished.

     All of the Company's mortgage loans are pledged to secure the indebtedness of the Company to NPO (together with NPM, the "NPM Parties") and Blackacre Capital Group, LLC ("BCG"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. All outstanding indebtedness owed to NPM was fully paid off in May 1999. See Items 7 and 13 below for a description of certain related transactions involving the NPM Parties.

     LOANS SECURED BY LIMITED PARTNERSHIP INTERESTS

     The Company maintains a relatively small portfolio of loans to individual limited partners of the Affiliated Limited Partnerships, which loans are secured by limited partnership interests in such Affiliated Limited Partnerships. As of December 31, 2000, such loans had an aggregate carrying value of $105,000 after a loan loss reserve of approximately $284,000. Substantially all of such loans were non-performing. The Company, through NPO, has been aggressively attempting to collect these loans including the institution of litigation and foreclosure on the limited partnership interests, where appropriate.

     LOAN PORTFOLIO

     The following table sets forth the number of various loans owed to the Company which are outstanding, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2000. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan.

                                                  Number   Aggregate   Allowance
                                                   of        Loan      for Loan
                 Type of Loan                     Loans     Amount      Losses
                 ------------                     ------  ----------   ---------

                                                       (dollars in thousands)

Long-term mortgages due from Affiliated
 Limited Partnerships                                     $ 53,979
     Less:  unearned interest (1)                          (12,340)
                                                          --------

      Total loans collateralized by mortgages       38      41,639      $ 5,250
                                                   ---    --------       ------

Loans collateralized by limited partnership
 interests                                          24         389          284
                                                   ---    --------       ------

Advances due from Affiliated Limited Partnerships   16         170           -
                                                   ---    --------       ------

      Total loans                                   78    $ 42,198      $ 5,534
                                                   ===    ========      =======

------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.


     INVESTMENTS IN AFFILIATED LIMITED PARTNERSHIPS

     The Company over the years has acquired various limited partnership interests in its Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through various purchases and foreclosures.

     PARTNERSHIP AND PROPERTY MANAGEMENT

     The Company is the general partner of approximately 80 Affiliated Limited Partnerships from which it receives management, transaction and other fees. The Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, is engaged in the management of one industrial property located in New Jersey pursuant to a master lease interest. This master lease permits PSC to sub-lease the property to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the partnership that owns the property. Prior to December 2000, PSC managed a second industrial property in New Jersey pursuant to a master lease. In December 2000, the Company purchased all of the real estate assets that encompassed the second master lease, as discussed below.

     In June 1998, the Company entered into a Management Services Agreement with a limited partnership (in which certain of its partners are affiliates of NPO) to render services for a fee. This agreement may be terminated with 30 days notice by either party. As compensation, the Company receives the following (a) a monthly fee of $5,000 through November 2000, and (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. For 2000 and 1999 the Company received compensation under such agreement equal to $362,500 and $480,000, respectively.

     In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $3,000, and expense reimbursements of $1,000 per month. For 2000 and 1999, the Company received aggregate compensation under such agreement of $48,000 each year.

     The Company entered into a property management agreement with an entity that is part of the Opportunity Fund pursuant to which DVL provides property management services in exchange for fees equal to 3% of rent collections. For 2000 and 1999, the Company received compensation equal to $27,000 and $12,000, respectively.

     In November 1999, the Company entered into a management service agreement with an entity whose partners are affiliates of NPO to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are obtained. For 2000 and 1999, the Company was paid $24,000 and $4,000 and accrued fees of $78,000 and $13,000, respectively. In early 2001, the Company was paid an aggregate amount of $91,000, which represented all of the deferred fees through December 31, 2000.

     REAL ESTATE HOLDINGS

     The Company currently owns three properties located in New Jersey. Prior to May 1999 the Company owned an additional parcel, consisting of 6.9 acres of land, which was leased for an annual rent of $30,000 to an Affiliated Limited Partnership which owned the buildings and improvements on the parcel. In April 1999, the Company sold this property to an affiliated entity which is part of the Opportunity Fund. In connection with the sale, the Company also was repaid on a mortgage which it held on the leasehold interest.

     One of the remaining properties consists of approximately two acres of land underlying approximately 80,000 square feet of manufacturing, warehousing and commercial buildings which was leased through November 1998 to an Affiliated Limited Partnership ("Toch"), which owned the buildings and improvements on the property subject to a mortgage held by the Company. In November of 1998, the Company foreclosed on the mortgage and now owns the land, buildings and improvements.

     During 2000, DVL purchased the land, buildings, and improvements from a limited partnership which owned seven buildings located in an industrial park in Kearny, NJ for an aggregate purchase price of $3,000,000, plus closing costs. Prior to the purchase, the Company had been leasing all of these buildings, under a master lease agreement, and subletting this property to various unrelated tenants. The acquisition was funded with bank financing in the original principal amount of $3,000,000 and cash of approximately $255,000. The bank financing accrues interest at the rate of 10% per annum and requires monthly interest-only payments until December 1, 2001, at which time the loan matures. The Company may extend the loan under the same terms until June 1, 2002 by paying an extension fee of $15,000.

     In early 2001, DVL purchased the fee title in a parcel of land in Kearny, NJ from an unrelated third party for a purchase price of $365,000, plus closing costs. The acquisition was funded with bank financing in the original principal amount of $200,000 and cash of approximately $175,000. This bank financing accrues interest at the rate of 9.5% per annum and requires monthly interest only payments until December 31, 2001, at which time the loan matures. The Company may extend the loan under the same terms until June 1, 2002, by paying an extension fee of $750.

     OPPORTUNITY FUND

     The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO ("PNM"), and Pemmil Management LLC, an affiliate of NPO ("Pemmil"), and PNM (collectively the "NPO Affiliates") are parties to a certain Agreement which is called the Opportunity Agreement (the "Opportunity Agreement"). The Opportunity Agreement has a term of three years expiring April 2001, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provides for an arrangement (the "Opportunity Fund") whereby the fund has the right of first refusal to finance the acquisition of limited partnership interests or mortgage loans to Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company is unable to pursue such business opportunity with its own funds from its reserves or available from operations, or by obtaining financing from a third party or issuing equity.

     The Opportunity Fund is expected to pursue each opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by the other members. The Company will receive up to 20% of the profits from an opportunity after the other investors receive a return of their investment plus preferred annual returns ranging from 12% to 20%.

     The transactions in which the Opportunity Fund may engage include, for example, acquisition of partnership interests from existing limited partners of Affiliated Limited Partnerships, and investment in certain properties owned by the Company or such partnerships, where capital may be required to enhance value but is not currently available to the Company. There can be no assurance that the Opportunity Fund's activities will generate profit or distributions to the Company.

     As of March 1, 2001, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. As of March 1, 2001, the Opportunity Fund owns eight mortgages. During 2000, DVL was paid approximately $8,000 from the investments by the Opportunity Fund, which was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

NEW ACQUISITION

     On March 30, 2001, the Company's newly-formed wholly owned subsidiary, S2 Holdings, Inc., ("S2") entered into an agreement for the purchase of a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from Receivables II-A Holding Company LLC ("Seller"), a newly formed indirect wholly owned subsidiary of a company engaged in the acquisition and management of periodic payment receivables. The Class B member interest will entitle S2 to be allocated 99.9% of all items of income, loss and distribution. Receivables II-A owns all of the equity interests in three subsidiary limited liability companies that have previously acquired and securitized four portfolios of periodic payment receivables. Receivables II-A solely has the right to receive the residual cash flow from the securitized receivables after payment of the securitized noteholders.

    S2 will purchase its interest for an aggregate purchase price of $25,399,000. The purchase price will be paid by the issuance of promissory notes by S2 in the aggregate amount of $25,325,000, which are limited recourse and payable from the future monthly cash flow received by S2 as distributions from the periodic payment receivables owned by Receivables II-A's subsidiaries. The notes will mature on December 31, 2021, bear interest at the rate of 8% annually, and will be secured by a pledge of S2's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price may be increased or decreased, from time to time, based upon the performance of the underlying receivables. The balance of the purchase price will be paid by the issuance by DVL of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also will issue its guaranty of up to $2,532,500 of the purchase price, which is callable after December 31, 2021.

     Pursuant to the terms and conditions of the transaction, S2 deposited the promissory notes and the pledge, and DVL deposited the warrant and its guarantee in escrow pending the closing. The closing of the purchase is subject to satisfaction of certain conditions precedent, including the receipt of consents and approvals to the transaction by certain rating agencies that rated the securitizations and by a senior lender to the Seller. The transaction is expected to close by May 1, 2001, but there can be no assurance that such consents and approvals will be obtained or that the transaction will close.

     EMPLOYEES

     As of March 2001, the Company had 11 employees all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 6,000 square feet of office space. The lease for such office space is due to expire on February 7, 2003. The base rent is $227,160 per annum, plus real estate tax and operating expense escalation clauses. The Company sub-leases to tenants on a month-to-month basis, certain office space at 70 East 55th Street. During 2000 and 1999, the Company received approximately $48,000 each year, from these sub-tenants. A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5. MARKET FOR DVL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 7, 2001, DVL stock was trading at $.05 per share based on the last sale price. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2000 and 1999. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.


2000                                     High         Low
----                                    ------       -----

Fourth Quarter  . . . . . . . . . . .   $ .11       $ .05
Third Quarter . . . . . . . . . . . .     .13         .06
Second Quarter  . . . . . . . . . . .     .20         .06
First Quarter . . . . . . . . . . . .     .34         .13


1999                                     High         Low
----                                    ------       -----

Fourth Quarter  . . . . . . . . . . .   $ .20       $ .13
Third Quarter . . . . . . . . . . . .     .23         .17
Second Quarter  . . . . . . . . . . .     .22         .19
First Quarter . . . . . . . . . . . .     .23         .14


     At March 15, 2001, there were 3,568 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                   Consolidated Statements of Operations Data
                    (In thousands except for per share data)
                             Year Ended December 31,

                                                           1996             1997             1998             1999            2000
                                                         --------         --------         --------         --------        --------
Revenues
  Affiliates                                             $  5,835         $  6,183         $  5,794         $  6,375        $  4,818
  Other                                                       399               70              528            1,360           1,245
                                                         --------         --------         --------         --------        --------
          Total                                          $  6,234         $  6,253         $  6,322         $  7,735        $  6,063
                                                         ========         ========         ========         ========        ========

Income (loss) before extraordinary gain                    (4,471)          (2,415)            (758)           1,026        $    199
Extraordinary gain on the settlement of                     8,349            4,011              202            1,267             306
 indebtedness
                                                         --------         --------         --------         --------        --------
         Net Income (loss)                               $  3,878         $  1,596         $   (556)        $  2,293        $    505
                                                         ========         ========         ========         ========        ========
Basic earnings (loss) per share
  Income (loss) before extraordinary gain                $   (.31)        $   (.15)        $   (.04)        $    .06        $    .01
  Extraordinary gain                                          .58              .25              .01              .08             .02
                                                         --------         --------         --------         --------        --------
         Net Income (loss)                               $    .27         $    .10         $   (.03)        $    .14        $    .03
                                                         ========         ========         ========         ========        ========

Diluted earnings (loss) per share
  Income (loss) before extraordinary gain                    (.31)            (.15)            (.04)             .02             .01
  Extraordinary gain                                          .58              .25              .01              .02             .00
                                                         --------         --------         --------         --------        --------
         Net Income (loss)                               $    .27         $    .10         $   (.03)        $    .04        $    .01
                                                         ========         ========         ========         ========        ========


                         Consolidated Balance Sheet Data
                                 (In thousands)
                                As at December 31

                                       1996     1997     1998     1999     2000
                                     -------  -------  -------  -------  -------

Total assets                         $76,383  $64,942  $55,635  $41,858  $45,437
                                     =======  =======  =======  =======  =======

Underlying mortgages payable         $49,749  $45,306  $38,644  $27,692  $26,019
                                     =======  =======  =======  =======  =======

Long-term debt and notes payable     $20,340  $12,143  $ 9,937  $ 5,156  $10,887
                                     =======  =======  =======  =======  =======
Shareholders' equity                 $ 3,582  $ 5,279  $ 4,775  $ 7,068  $ 7,573
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

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2002. In the event that the cash flow is less than anticipated, NPO has agreed to accept as partial payment of its fees, the cash sums available. See below for a description of the Company's obligations to NPO. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing real estate properties, the Affiliated Limited Partnerships and the mortgages on loans to such Affiliated Limited Partnerships, (ii) increase its participation in the Opportunity Fund, (iii) obtain assets using borrowed funds, where possible, and (iv) expand through the acquisition of one or more companies to generate positive income. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions. The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock. During 2000, the Company purchased eight new mortgage loans and refinanced three existing mortgage loans, which was primarily funded through new bank financings. Also, during 2000, the Company purchased the land and building on a property that the Company had a master lease agreement. This acquisition was financed with a new bank loan. In early 2001, the Company purchased a parcel of land that was partially funded with bank financing.

     At December 31, 2000, the Company had net operating loss carry forward ("NOLS") aggregating approximately $61 million, which expire in various years through 2019, including $54 million which expire through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

SIGNIFICANT EVENTS

     NPM AND NPO TRANSACTIONS

     In an effort to alleviate its liquidity problems and to meet certain mandatory debt repayment requirements, on September 27, 1996, the Company entered into a loan transaction with NPM under a certain Amended and Restated Loan Agreement dated as of March 27, 1996 (the "Original Loan Agreement"), pursuant to which NPM purchased certain loans from creditors of the Company, and agreed to make principal installment payments of up to $600,000 on DVL's obligations to two of its creditors. NPM fulfilled this additional funding obligation. The original principal loan amount from NPM was $8,382,000 (the "Original Loan"), which was $3,150,000 in excess of the aggregate balances due on the loans sold to NPM. Accordingly, the transaction resulted in a loss of $880,000 in 1996 and an effective interest rate of 15% on the NPM loan in 1999, 1998 and 1997. In 1997, NPM advanced the Company an aggregate of $200,000, which amount was being paid back to NPM pari passu with the Original Loan. In addition, from January 1998 through May 1999, NPM advanced amounts aggregating an additional $370,000 to the Company to fund quarterly payments to a creditor of the Company. All advances not contemplated by the Original Loan bore interest at 15% per annum and were being re-paid pari passu with the Original Loan (such amounts, collectively, are referred to herein as the "NPM Loan").

     Under the terms of the NPM Loan, the principal balance was payable over six years with interest accruing at the rate of 10.25% per annum. In May 1999, DVL repaid all amounts due under the NPM loan.

     In connection with the transactions contemplated by the Original Loan Agreement, in March 1996, the Company and NPO, an affiliate of certain principals of NPM, entered into an Asset Servicing Agreement (the "Asset Servicing Agreement"), pursuant to which NPO is providing the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. In consideration for such services, the Company is required to pay NPO $600,000 per year (with cost of living increases) over the seven-year term of the agreement, subject to early termination under certain conditions. DVL had the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the first two years and to defer reduced amounts during the third year. DVL had accrued and unpaid service fees of $373,000 as of December 31, 2000. NPO has waived any event of default which may exist under the Asset Servicing Agreement during the period through December 31, 2001, based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 2001.

     In connection with the Original Loan Agreement, certain affiliates of NPM acquired an aggregate of 1,000,000 shares (the "Base Shares") of the Company's Common Stock for $200,000. The Base Shares currently represent approximately 6% of the outstanding Common Stock of the Company. An affiliate of NPM also acquired 100 shares of preferred stock of the Company for $1,000. The Company issued to affiliates of the NPM Parties warrants (the "Warrants"), exercisable as of January 1999 in accordance with the terms of such Warrants, to purchase such number of shares of Common Stock as, when added to the Base Shares, represent an aggregate of 49% of the outstanding Common Stock of the Company on a fully-diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject to a maximum aggregate exercise price of approximately $1,900,000. The Warrants expire on December 31, 2007. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method. Through March 2001, no Warrants have been exercised.

     The possibility that some or all of the Warrants may be exercised creates the potential for significant dilution of the current stockholders. The actual dilutive effect cannot be currently ascertained, since it depends on whether, and if so to what extent, the Warrants are exercised.

     RECENT DEBT TENDER OFFERS AND REDEMPTIONS

     Since October 1997, the Company conducted three cash tender offers (the "Offers") with an offer price of $0.12 per $1.00 principal amount of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"). The first two Offers were financed with a loan from Blackacre, discussed below.


The results were as follows:

                    Principal Amount       Principal Amount
                         of Notes              of Notes         Extraordinary
                     Purchased by           Purchased by           Gains to
                         DVL                  Blackacre               DVL
                    ----------------       ----------------      -------------


Offer # 1          $ 6,224,390               $ 392,750            $   202,000
                                                                     (1998)
                                                                  $ 2,906,000
                                                                     (1997)

Offer # 2          $ 2,413,652               $ 423,213            $ 1,267,000
                                                                     (1999)

Offer # 3          $   378,270               $  - 0 -             $   306,000
                                                                     (2000)

     The Company has had the option to redeem the outstanding Notes since January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

     Notes with an aggregate principal amount of approximately $3,725,000 remain outstanding as of December 31, 2000. The Offers have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

     In order to fund the acquisition of the Notes in the first and second Offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM and NPO as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of December 31, 2000. In addition, Blackacre is entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the first Offer and $423,213 from the second Offer. DVL funded the third Offer with available cash.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to NPO under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares of common stock issued to Blackacre in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. However, since April 27, 2000, the Company must pay principal payments of 15% of all proceeds that would otherwise be remitted to NPO to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     During December 2000, the Company sent redemption letters to note holders who hold Notes that aggregate approximately $106,000 offering to pay the Notes in cash at the face value. As of December 31, 2000, no monies were disbursed.

OPPORTUNITY FUND

     In April 1998, DVL, an affiliate of Blackacre and affiliates of NPO entered into an Opportunity Agreement providing for the Opportunity Fund, pursuant to which entities would be formed, from time to time, to enter into certain transactions involving the acquisition of limited partnership interests in the assets of, or mortgage loans to, Affiliated Limited Partnerships or other assets in which the Company has an interest. These investment opportunities will be presented to the Opportunity Fund on a first-refusal basis, if the Company, due to financial constraints, is unable to pursue such business opportunities with its own funds.

     The Opportunity Fund is expected to pursue each opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by Blackacre and the NPO affiliates. The Company will receive up to 20% of the profits from an opportunity after Blackacre and the NPO affiliates receive a return of their investment plus preferred returns ranging from 12% to 20% per annum.

     As of March 1, 2001, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven mortgages were purchased in 1998, one mortgage was purchased in 1999 and seven mortgages were purchased in January 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a lease hold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as the properties that secured these four mortgage loans was sold. As of

March 1, 2001, the Opportunity Fund owns eight mortgages. During 2000, DVL was paid approximately $8,000 from the investments by the Opportunity Fund, which amount was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

RESULTS OF OPERATIONS

     DVL had net income (loss) from operations, net income (loss) after extraordinary items, and extraordinary gains, as follows:

                                        2000             1999            1998
                                      --------       ----------       ---------

Net income (loss)
  from operations                     $199,000       $1,026,000       $(758,000)

Net income (loss) after
  extraordinary gains                 $505,000       $2,293,000       $(556,000)

Extraordinary gains                   $306,000       $1,267,000       $ 202,000

     Interest income on mortgage loans from affiliates and interest expense on underlying mortgages decreased from 1998 through 2000, as a result of a reduction in the size of DVL's mortgage portfolio. The decrease from 1999 to 2000 was partially offset by additional interest income and interest expense from the purchase of eight new mortgage loans, some of which have underlying mortgages.

     Gains on satisfaction of mortgage loans were as follows:

                                        2000             1999            1998
                                      --------       ----------       ---------

                                      $256,000       $1,639,000       $ 173,000

These  gains   resulted  from  the  Company   collecting  net  proceeds  on  the
satisfaction of mortgage loans that were greater than the carrying value.

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                        2000             1999            1998
                                      --------       ----------       ---------

                                      $413,000       $  502,000       $ 497,000

Transaction and other fees were earned in connection with the sales of partnership properties and refinancings of underlying mortgages.

     Distributions from investments in affiliates decreased in 2000 compared to 1999 but were greater in 1999 than 1998. Distributions were higher in 1999 due to the refinancing of certain underlying mortgages in the limited partnerships in which DVL owned limited partnership units, but did not hold mortgages. Distributions from investments in 2000 included approximately $77,000 distributed to the Company from an Affiliated Limited Partnership that had excess cash.

     Net rental income from others was as follows:

                                        2000             1999            1998
                                      --------       ----------       ---------

                                      $523,000       $  532,000       $ 333,000

The primary reason for the decrease in 2000 from 1999 was greater repair and maintenance costs, as well as a $10,000 per month rent reduction granted to a major tenant beginning in September 2000. However, the decrease was partially offset by both higher occupancy, as well as, higher rents paid by new tenants. The primary reason for the increase from 1998 to 1999 was the addition of rental income received on a property on which DVL had foreclosed in November 1998.

     Management fees from others were as follows:

                                        2000             1999            1998
                                      --------       ----------       ---------

                                      $500,000       $  533,000       $  59,000

The Company was paid incentive management fees of $312,500 and $420,000 during 2000 and 1999, respectively, from an entity that is owned by affiliates of NPO and BCG. The decreased incentive management fees earned was partially offset by a new management service agreement entered into in November 1999 with an entity whose partners are affiliates of NPO to render certain accounting and administrative services.

     Distribution from investments from others increased in 2000 from 1999 primarily as a result of the purchase by the Company of certain real estate assets which the Company previously had been leasing under a master lease agreement. The Company owned limited partnership units in the seller of the real estate and as a result, the Company received approximately $121,000 from these limited partnership units.

     Each year, the Company finalized settlement agreements that allow the Company to realize cash proceeds that exceed the carrying value in previously reserved limited partner notes receivable. As a result, DVL reflected a recovery in the provision for losses as follows:

                                        2000             1999            1998
                                      --------       ----------       ---------

                                      $ 37,000       $   48,000       $ 153,000

     General and administrative expenses decreased in 2000 from 1999 but increased in 1999 as compared to 1998. The primary reasons for the decrease in 2000 from 1999 were a decrease in salaries and payroll related costs, as well as, a reduction in stockholder communication costs. These decreases were partially offset by greater franchise and tax costs. The primary reason for the increase from 1998 to 1999 was a result of DVL's move in November 1998 to its new corporate headquarters.

     The asset servicing fee due from the Company to NPO increased in 2000 from 1999 and 1998 due to an increase in the consumer price index, as provided for in the governing agreement.

     Legal and professional fees decreased in 2000 as compared to 1999 but were greater in 1999 than in 1998. The increased costs in 2000 and 1999 as compared to 1998 were a result of the reduction of in-house legal personnel and the use of outside legal counsel for all corporate matters, including those costs incurred relating to transaction fees earned.

     Interest expense on the loan to NPM decreased in 1999 compared to 1998 as a result of the accelerated pay-down of this loan. The financing costs of the NPM Loan, as well as the value of the warrants issued in connection with obtaining such loan, were amortized proportionately as such loan was repaid. As the loan was totally repaid in May of 1999, all remaining costs were amortized in 1999.

     Interest expense on the loan from Blackacre increased from 1998 through 2000 as a result of compounding interest. In addition, the increase in 1999 from 1998 was also a result of an additional borrowing of $500,000 in January 1999 in connection with the Second Offer.

     Interest expense on the Notes increased in 2000 from 1999 but decreased in 1999 from 1998. Additional Notes are issued every year for the interest that has accrued during such year. The interest cost was reduced for each of the past three years, as a result of DVL having repurchased Notes in the Tender Offers.

     Interest expense associated with the NPO asset servicing fee decreased in 2000 as compared to 1999 but increased in 1999 as compared to 1998. Interest accrues on all amounts due to NPO and during 2000 such outstanding amount due was reduced significantly.

     Interest expense relating to other debts increased in 2000 as compared to 1999 but decreased in 1999 as compared to 1998. During 2000, the Company borrowed an aggregate of $6,425,000 to fund the acquisition of eight new mortgage loans, the purchase of all the land, buildings, and improvements from a limited partnership which owned seven buildings in an industrial park in New Jersey, and refinanced three existing mortgage receivables. The Company paid $700,000 towards the principal balance of one of such loans during 2000 and re-borrowed the $700,000 to partially fund the acquisition of additional mortgage loans.

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

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2002. In the event that Management determines that such cash flow is not sufficient, NPO has agreed to allow the Company to defer payment of its management fees. NPO has agreed to waive any events of default that may exist under its servicing agreements due to the deferral of fees through December 31, 2001. As of December 31, 2000, the Company owed approximately $373,000 to NPO. From January 1, 2000 through December 31, 2000, the Company paid an aggregate of $1,813,885 to NPO. Of this amount paid, $750,000 was paid out of proceeds from the refinancing discussed below. DVL believes that its current liquid assets and credit resources will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     In 1997, the Company entered into the BC Loan with Blackacre, permitting the Company to borrow up to $1,760,000 to fund the purchase of Notes, and to pay related costs and expenses. A total of $1,060,000 had been borrowed as of the expiration of the first offer and an additional $500,000 was borrowed as of May 14, 1999 to fund the second offer. During the period from May 18, 2000 through August 1, 2000, DVL expended approximately $45,000 from available cash to fund the purchase of Notes, and to pay related costs and expenses, for the third offer. As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock. The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum. The effective rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre is approximately 14%. Interest payable in connection with the BC Loan will be payable in the form of the issuance of additional Notes until the Company satisfies all of its obligations owing to NPO.

     However, since April 27, 2000, the Company must pay principal payments of 15% of all proceeds that would have otherwise been remitted to NPO, to Blackacre. Once NPO is paid in full, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

     From January 1998 through May 1999, NPM advanced additional amounts aggregating $370,000 to DVL to fund quarterly payments to a creditor of the Company. These advances were not required under the Original Loan. These advances bore interest at 15% per annum and were paid pari passu with the Original Loan. In May 1999, DVL paid all remaining outstanding amounts due on the NPM Loan.

     During 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate properties owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $1,210,000 plus closing costs, paid as follows: cash of $135,000, a $75,000 unsecured promissory note payable to the seller of the loans maturing on March 1, 2001, without interest, and bank financings of $1,000,000. This $75,000 note was paid in full in March 2001. This bank financing is a self-amortizing loan that matures on April 1,2005 with interest accruing at the annual rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on the loans. The wrap mortgage loans were previously owned by DVL and were transferred to the seller in 1992 in settlement of indebtedness. In May 2000, DVL, as the general partner of an Affiliated Limited Partnership that owned one of the real estate properties that secured this bank loan, negotiated the sale of the partnership's property. DVL received $700,000 as the mortgage holder which DVL paid to the bank to reduce the loan.

     During 2000, DVL purchased two additional mortgage loans from an entity that is part of the Opportunity Fund which are secured by real estate owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $900,000, paid as follows: the issuance to the seller of a secured promissory note in the amount of $200,000 maturing on August 31, 2002 with interest accrued at the annual rate of 12% per annum, compounded monthly, and bank financing of $700,000. All closing costs were paid in cash. The bank loan is from the same lender and the same terms as the $1,000,000 loan described above, except that the maturity date of the loan was extended until May 1, 2006.

     In 2000, the Company obtained additional bank financing in the amount of $1,450,000 that is secured by the assignment of three existing mortgage receivables and a $405,000 face value mortgage receivable which was purchased from an entity that is part of the Opportunity Fund for $315,000. The net proceeds of this loan were used to repay one existing underlying mortgage of approximately $92,000 and the balance of the funds were used for general corporate purposes including the payment of accrued fees to NPO. This bank financing is a self-amortizing loan that matures on April 1, 2005 with interest accruing at the annual rate of prime plus 1.5% and requires payments be made from the net cash proceeds DVL will receive on these loans. In 1998, the Company refinanced one mortgage which generated approximately $40,000 in excess of the existing underlying mortgage. The net excess funds from the 1998 refinancing were used to pay the expenses of the refinancings, and to pay down the loan to NPM as required by the applicable loan agreements. During 1999, DVL did not refinance any of its wrap mortgages.

     The amounts obtained from all of the refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of the refinancings, the Company's asset base available for future refinancings has diminished.

     During 2000, DVL purchased the land, buildings, and improvements from a limited partnership which owned seven buildings located in an industrial park in Kearny, NJ for an aggregate purchase price of $3,000,000, plus closing costs. Prior to the purchase, the Company had been leasing all of these buildings, under a master lease agreement, and subletting this property to various unrelated tenants. The acquisition was funded with bank financing in the original principal amount of $3,000,000 and cash of approximately $255,000. The bank financing accrues interest at the rate of 10% per annum and requires monthly interest-only payments until December 1, 2001, at which time the loan matures. The Company may extend the loan under the same terms until June 1, 2002 by paying an extension fee of $15,000.

     In early 2001, DVL purchased the fee title to a parcel of land in Kearny, NJ from an unrelated third party for a purchase price of $365,000, plus closing costs. The acquisition was funded with bank financing in the original principal amount of $200,000 and cash of approximately $175,000. This bank financing accrues interest at the rate of 9.5% per annum and requires monthly interest-only payments until December 31, 2001, at which time the loan matures. The Company may extend the loan under the same terms until June 1, 2002 by paying an extension fee of $750.

     On March 30, 2001, the Company's newly-formed wholly owned subsidiary, S2 Holdings, Inc., ("S2") entered into an agreement for the purchase of a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from Receivables II-A Holding Company LLC ("Seller"), a newly formed indirect wholly owned subsidiary of a company engaged in the acquisition and management of periodic payment receivables. The Class B member interest will entitle S2 to be allocated 99.9% of all items of income, loss and distribution. Receivables II-A owns all of the equity interests in three subsidiary limited liability companies that have previously acquired and securitized four portfolios of periodic payment receivables. Receivables II - A solely has the right to receive the residual cash flow from the securitized receivables after payment to the securitized noteholders.

     S2 will purchase its interest for an aggregate purchase price of $25,399,000. The purchase price will be paid by the issuance of promissory notes by S2 in the aggregate amount of $25,325,000, which are limited recourse and payable from the future monthly cash flow received by S2 as distributions from the periodic payment receivables owned by Receivables II-A's subsidiaries. The notes will mature on December 31, 2021, bear interest at the rate of 8% annually, and will be secured by a pledge of S2's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price may be increased or decreased, from time to time, based upon the performance of the underlying receivables. The balance of the purchase price will be paid by the issuance by DVL of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also will issue its guaranty of up to $2,532,500 of the purchase price, which is callable after December 31, 2021.

     Pursuant to the terms and conditions of the transaction, S2 deposited the promissory notes and the pledge, and DVL deposited the warrant and its guarantee in escrow pending the closing. The closing of the purchase is subject to satisfaction of certain conditions precedent, including the receipt of consents and approvals to the transaction by certain rating agencies that rated the securitizations and by a senior lender to the Seller. The transaction is expected to close by May 1, 2001, but there can be no assurance that such consents and approvals will be obtained or that the transaction will close.

     The purchase agreement contains annual minimum and maximum levels of cash flow that will be retained by S2, after the payment of interest and principal on the notes, which are as follows:

                 Years                 Minimum          Maximum

                 2001 to 2009         $462,500         $500,000
                 2010 to 2015          700,000          750,000
                 2016 to 2021          700,000             None

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DVL has no substantial cash flow exposure due to interest-rate changes for long-term debt obligations, because a majority of the long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount or the acquisition of mortgage loans.

     DVL's ability to realize on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

     The table set forth below presents principal amounts and related weighted average interest rates by year of maturity for DVL's investment portfolio and debt obligations.

                                                                 There-
In Thousands            2001    2002    2003     2004    2005    After     Total
--------------------------------------------------------------------------------

ASSETS
Cash equivalents       $1,184                                            $ 1,184
 Variable rate
 Average interest rate   4.5%                                               4.5%

LONG TERM DEBT
Fixed rate             $5,343  $4,562  $2,511  $2,465   $2,688  $14,005  $31,574
Average interest rate   9.10%   9.10%   9.10%   9.10%    9.10%    9.10%    9.10%

Variable rate          $  382  $  466  $  519  $  707   $  230  $  -0-   $ 2,304
Average interest rate     11%     11%     11%     11%      11%     -0-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         SUPPLEMENTARY DATA

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2000
                 (In Thousands Except Share and Per Share Data)

                                              1st                  2nd                3rd                 4th               Full
                                            Quarter              Quarter            Quarter             Quarter             Year
                                          ------------         -----------        ------------        -----------        -----------
Total Revenue                             $      1,257         $     1,523        $      1,448        $     1,835        $     6,063
Total Expenses                                   1,383               1,504               1,405              1,572              5,864
Net income (loss) before
  extraordinary gain                              (126)                 19                  43                263                199
Extraordinary gain                                  23                 126                 107                 50                306
Net (income) loss                                 (103)                145                 150                313                505
Basic earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain                      $      (0.01)        $      0.00        $       0.00        $      0.02        $      0.01
  Extraordinary gain                      $       0.00         $      0.01        $       0.01        $      0.00        $      0.02
  Net income (loss)                       $      (0.01)        $      0.01        $       0.01        $      0.02        $      0.03
Diluted earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain                      $      (0.01)        $      0.00        $       0.00        $      0.00        $      0.01
  Extraordinary gain                      $       0.00         $      0.00        $       0.00        $      0.00        $      0.00
  Net income (loss)                       $      (0.01)        $      0.00        $       0.00        $      0.00        $      0.01
Weighted average
  shares outstanding:
  Basic                                     16,560,450          16,560,450          16,560,450         16,560,450         16,560,450
  Diluted                                   16,560,450          87,278,791         107,114,914         96,337,586         96,337,586

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 1999
                 (In Thousands Except Share and Per Share Data)

                                              1st                  2nd                3rd                 4th               Full
                                            Quarter              Quarter            Quarter             Quarter             Year
                                          ------------         -----------        ------------        -----------        -----------

Total Revenue                             $      2,170         $     2,458        $      1,398        $     1,709        $     7,735
Total Expenses                                   1,936               1,820               1,356              1,597              6,709
Net income (loss) before
  extraordinary gain                               234                 638                  42                112              1,026
Extraordinary gain                                 736                 497                  25                  9              1,267
Net (income) loss                                  970               1,135                  67                121              2,293
Basic earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain                      $       0.01         $      0.04        $       0.00        $      0.01        $      0.06
  Extraordinary gain                      $       0.04         $      0.03        $       0.00        $      0.00        $      0.08
  Net income (loss)                       $       0.05         $      0.07        $       0.00        $      0.01        $      0.14
Diluted earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain                      $       0.00         $      0.01        $       0.00        $      0.00        $      0.02
  Extraordinary gain                      $       0.01         $      0.01        $       0.00        $      0.00        $      0.02
  Net income (loss)                       $       0.01         $      0.02        $       0.00        $      0.00        $      0.04
Weighted average
  shares outstanding:
  Basic                                     16,560,450          16,560,450          16,560,450         16,560,450         16,560,450
  Diluted                                   75,016,577          64,314,433          64,170,369         66,983,238         66,983,238

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

           NAME                             POSITION

  Frederick E. Smithline     Chairman of the Board
  Myron Rosenberg            Director
  Allen Yudell               Director
  Alan E. Casnoff            President and Chief Executive Officer
  Gary Flicker               Executive Vice President and Chief Financial
                               Officer
  Keith B. Stein             Special Purpose Director

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

     FREDERICK E. SMITHLINE (age 68) has served as Chairman of the Board of the Company since 1990 and as a director since 1982. From September 1989 to May 1996, Mr. Smithline was of counsel to the law firm of Epstein, Becker & Green, P.C., New York, New York. He is currently in private practice as an attorney.

     MYRON ROSENBERG (age 72) has served as a director of the Company since 1973. Mr. Rosenberg is currently a financial consultant. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. Mr. Rosenberg also serves as a director of Deotexis, Inc.

     ALLEN YUDELL (age 61) has served as a director of the Company since September 1996. From 1967 to 1991, Mr. Yudell was President of Delco Development Corporation. From 1992 to 1996, Mr. Yudell was a Vice President of Unidell Realty Corp., and he is currently a consultant to Unidell. Delco and Unidell are shopping center development companies based in Boca Raton, Florida. Mr. Yudell is also a member of the International Council of Shopping Centers.

     ALAN E. CASNOFF (age 57) has served as President of the Company since November 1994, and was a director from October 1991 to September 1996. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since
November  1994.  Since  1977,  Mr.  Casnoff  has  also  been  a  partner  of P&A
Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since July 1999, he is of counsel to Klehr, Harrision, Harvey, Brazenburg & Ellers ("Klehr"). Klehr is providing some legal services to the Company.

     GARY FLICKER (age 41) became Vice President and Chief Financial Officer of the Company in April 1997 and Executive Vice President in September 1998. Mr. Flicker is a Certified Public Accountant. From January 1996 to April 1997, he was a financial consultant, performing acquisition analysis and financial reporting consulting services. From November 1985 to November 1994, he was Vice President - Director of Real Estate Accounting and Financial Analysis with Integrated Resources, Inc. ("Integrated"), a publicly-held real estate investment company. Thereafter, until December 1995, Mr. Flicker served as Senior Real Estate Controller for Concurrency Management, Inc. which was engaged by Integrated's successor to perform management services. Mr. Flicker's principal responsibilities for Integrated involved the performance of accounting, tax and financial reporting services, as well as financial analysis for limited partnerships in which a subsidiary of Integrated was the general partner. From November 1983 to November 1985, Mr. Flicker was a Supervising Senior Accountant at Kenneth Leventhal & Company, C.P.A.s, and from September 1980 to November 1983 he was a Senior Accountant at Garnick, Mansfield, et al., C.P.A.s (formerly Lester Witte & Company).

     KEITH B. STEIN (age 44) has been a special purpose director of the Company since September 1996. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc. (NASDAQ/BB: NATA), a specialty automobile finance company. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein is an affiliate of NPM.

(c)  COMPLIANCE WITH SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION


     A. SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2000 and (if applicable) in 1999 and 1998: (1) the person serving as the Company's chief executive officer during 2000; (2) those other persons who were serving as executive officers as of the end of 2000 whose compensation exceeded $100,000 during 2000:

                           SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                  Annual Compensation       Compensation Awards
                             -----------------------------  --------------------
                                                            Securities
                                              Other Annual  Underlying     LTIP
    Name             Year    Salary   Bonus   Compensation  Options/SAR  Payouts
    ----             ----    ------   -----   ------------  -----------  -------
Alan E.  Casnoff     2000  $120,000  $   -         -            -           -
President and        1999   120,000    10,000      -            -
Chief Executive      1998   120,000      -         -        25,000(2)       -
Officer


Gary Flicker         2000  $136,000  $ 17,500      -        25,000(2)       -
Executive Vice       1999   132,500    17,500      -        25,000(3)       -
President and Chief  1998   125,000    15,000      -        25,000(3)       -
Financial Officer(1)

----------

(1) Mr. Flicker became Vice President and Chief Financial Officer of the Company on April 16, 1997 and Executive Vice President in September 1998.

(2) Consists of options to purchase shares of Common Stock under the 1996 Stock Options Plan.

     B.   OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information as to options granted in 2000 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan originally provided for the grant of options to purchase up to 1,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan). In February 2000, DVL amended the Plan to increase the number of shares of common stock available under the Plan by an additional 1,000,000 shares.

     The Plan provides that any one employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (as defined in
Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its NOLS (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions".

     As of December 31, 2000, options to purchase 1,278,131 shares were outstanding under the Plan and 1,221,869 shares were available for issuance upon exercise of options which may be granted in the future.

                                           Individual Grants                          Grant Date Value
                      -------------------------------------------------------------  -------------------
                                             Percentage of
                                             Total Options
                      Number of Securities     Granted to    Exercise
                       Underlying Options     Employees in     Price     Expiration      Grant Date
     Name(1)               Granted(1)        Fiscal Year(2)  ($/Sh)(3)      Date      Present Value (4)
-------------------   --------------------   --------------  ---------   ----------  -------------------
Gary Flicker                 25,000                50.0%         .11      05/08/10         $2,500

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

(2)  Total options granted to employees in fiscal year 2000 was 50,000.

(3) Represents the fair market value of the underlying shares on the date of grant (determined in accordance with the Plan as the closing price of the Common Stock on the OTC Bulletin Board).

(4) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company does not believe that the Black-Scholes model, or any other model, can accurately determine the value of an option. Accordingly, there is no assurance that the value, if any, realized by an option holder will be at or near the value estimated by the Black-Scholes model. Future compensation resulting from option grants is based solely on the performance of the Company's stock price. The Black-Scholes ratio of .10 was determined using the following assumptions: a volatility of 85%, an historic average dividend yield of 0%, a risk free interest rate of 6.56% and a 10 year projected exercise period.

     C.   FISCAL YEAR-END OPTION VALUES

     The following table sets forth information as to options held as of the end of 2000 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 2000. All options held by said officers at fiscal year-end were immediately exercisable.

                 Number of Securities Underlying    Value of Unexercised
                  Unexercised Options At Fiscal     In-The-Money Options
     Name                    Year End                At Fiscal Year End
     ----        -------------------------------    --------------------

Alan E.  Casnoff             375,000                       none
Gary Flicker                 125,000                       none

     D.   COMPENSATION OF DIRECTORS

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

     On September 17, 1998, 1999 and 2000, options to purchase 15,000 shares of Common Stock were granted to each of the three directors (Messrs. Rosenberg, Smithline and Yudell). The options were granted under the Plan, which provides for automatic grants of options for 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vested immediately and are exercisable for a term of ten (10) years from the date of grant. The exercise price is equal to the fair market value on the date of grant.

     E.   EMPLOYMENT CONTRACTS AND ARRANGEMENTS

     Gary Flicker entered into an Employment Agreement with the Company, effective as of April 16, 1997, providing for his employment as Vice President and Chief Financial Officer for a one-year term at an annual salary of $120,000, and for the grant of 50,000 stock options under the Plan upon commencement of employment. Effective January 1, 2001, 2000, and 1999, Mr. Flicker's annual salary was increased to $140,600, $136,500, and $132,500, respectively. The Employment Agreement with Mr. Flicker expired on April 16, 1998 and was not renewed. However, Mr. Flicker continues to be employed by the Company, without an employment agreement, as Chief Financial Officer and Executive Vice President.

     The Company also entered into an Indemnification Agreement with Mr. Flicker, effective upon commencement of his employment, contractually obligating the Company to indemnify him to the fullest extent permitted by applicable law, in connection with claims arising from his service to, and activities on behalf of, the Company.

     As of August 11, 1998, the Company entered into Indemnification Agreements which agreements are substantially the same as that entered into with Mr. Flicker.

     F.   BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

     G.   BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

     The Board of Directors of the Company, which acts in the stead of a formal compensation committee, is comprised of Messrs. Rosenberg, Smithline and Yudell, all of whom are independent directors. In such capacity, the Board of Directors reviews compensation of the executive officers of the Company to determine if such compensation is in line with similar organizations and determine the compensation of the executive officers of the Company.

     The Company's executive compensation program is designed to attract and retain qualified executives with competitive levels of compensation that are related to performance goals and which recognize individual initiative and accomplishments. The principal components of the Company's executive compensation program are fixed compensation in the form of base salary, variable compensation in the form of annual cash bonuses and stock options.

     The Company is subject to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which limits the deductibility of certain compensation payments to its executive officers. The Company does not have a policy requiring the Board to qualify all compensation for deductibility under this provision. The Board, however, considers the net cost to the Company in making all compensation decisions and will continue to evaluate the impact of this provision on its executive compensation.

     Base Salary: Any discretionary increases in base salary are based on an annual evaluation by the Board of the performance of the Company and each executive officer, and take into account any new responsibilities of the executive, his or her experience and years of service with the Company and a comparison of base salaries for comparable positions at other real estate finance companies.

     Annual Bonus: The Board may decide to award a bonus to any executive officer. Any awards of discretionary bonuses are based on an annual evaluation by the Board of the performance of the Company and each executive officer, and take into account any special contributions of the executive officer. Mr. Flicker was awarded a discretionary bonus of $17,500 for 2000.

     Stock Options: The Stock Option Plan was adopted by the Board in April 1996 and ratified by the stockholders in September 1996. The Board believes that the significant equity interests in the Company held by the Company's executive officers have served to link the interest of the executive officers with those of the stockholders. Under the Company's Stock Option Plan, options to purchase shares of Common Stock may be granted to the executive officers of the Company. The Board believes that the grant of stock options is, and will continue to be, an important component of the Company's executive compensation program. During 2000, Mr. Flicker was granted an amount of stock options under the Stock Option Plan as provided in the table set forth herein entitled "Option Grants in Last Fiscal Year." In determining the size of such grants to executive officers, the Board reviewed various factors, including the executives' total compensation package and the performance of the Company and each executive officer. The stockholdings of an executive officer were not a factor in determining the size of such grants.

     Chief Executive Officer Compensation: Mr. Casnoff, the Company's President and Chief Executive Officer, is not party to an employment agreement with the Company, and Mr. Casnoff's compensation is established in accordance with the principles described above in connection with the compensation of executive officers. The Board reviews Mr. Casnoff's performance and determines any base salary adjustments, additional bonuses and stock option grants considering the various factors described above with respect to executive officers.

     Mr. Casnoff's base salary was $120,000 for fiscal 2000 which was the same as 1999 and 1998. Mr. Casnoff did not receive a discretionary bonus or a Stock Option grant for 2000.

     H.   PERFORMANCE COMPARISON

     The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock for each of the last five years with the cumulative return (assuming reinvestment of dividends) of the Dow Jones Equity Market Index and the Dow Jones Real Estate Investment Index.

     Since August 1995, the Common Stock has been traded on the over-the-counter market and has been quoted on the NASD OTC Bulletin Board under the symbol "DVLN". Until August 3, 1995, the Common Stock was traded on the New York Stock Exchange.

                       COMPARISON OF FIVE YEAR CUMULATIVE
                                  TOTAL RETURN

                 AMONG DVL, INC. INDEX, DOW JONES EQUITY MARKET
                INDEX AND DOW JONES REAL ESTATE INVESTMENT INDEX

                         FISCAL YEAR ENDING DECEMBER 31


        [The table below represents a line chart in the printed piece.]

DOW JONES US TOTAL MARKET INDEX (DJDOW)
                                  TOTAL RETURN    INDEX TOTAL RETURN
                    12/31/95          163.42      100.00     12/29/95
                    12/31/96          199.41      122.02
                    12/31/97          262.84      160.84
                    12/31/98          328.28      200.88
                    12/31/99          402.88      246.53
                    12/31/00          365.54      223.68     12/29/00

DVL, INC. (DVI)
                    12/31/95           14.00      100.00     12/29/95
                    12/31/96              13       92.86
                    12/31/97           18.50      132.14
                    12/31/98           18.00      128.57
                    12/31/99           15.19      108.48
                    12/31/00           17.06      121.88     12/29/00

DOW JONES REAL ESTATE INDEX (DJREA)
                    12/31/95          159.26      100.00     12/29/95
                    12/31/96          214.38      134.61
                    12/31/97          253.15      158.95
                    12/31/98          199.69      125.39
                    12/31/99          189.08      118.72
                    12/31/00          241.11      151.39     12/29/00

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


     NAME AND ADDRESS OF       AMOUNT AND NATURE OF
      BENEFICIAL OWNER         BENEFICIAL OWNERSHIP          PERCENT OF CLASS*
     -------------------       --------------------          -----------------

Lawrence J.  Cohen               3,351,388 (1)(4)                    17.0%

Milton Neustadter                1,973,991 (1)(5)                    10.7%

Jay Chazanoff                    3,142,948 (2)(6)                    16.1%

Ron Jacobs                       2,941,860 (2)(7)                    15.2%

Stephen Simms                    2,941,959 (2)(8)                    15.2%

Keith B.  Stein                  3,039,303 (3)(9)                    15.6%

Robert W.  Barron                2,772,926 (3)(10)                   14.4%

Adam Frieman                     2,661,212 (3)(11)                   13.9%

Peter Offerman                   2,584,567 (3)(12)                   13.5%

Joseph Huston                    2,555,875 (3)(13)                   13.4%

Jan Sirota                       2,584,567 (3)(14)                   13.5%

Neal Polan                       2,584,567 (3)(15)                   13.5%

Michael Zarriello                2,584,567 (3)(16)                   13.5%

Mark Mahoney                     2,572,925 (3)(17)                   13.4%

The SIII Associates Limited      3,914,446 (3)(18)                   19.3%
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

B.    SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as of December 31, 2000 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (7 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

Name of                      Amount and Nature of          Percentage
Beneficial Owner             Beneficial Ownership           of Class
----------------             --------------------          ----------

Alan E.  Casnoff                     585,000 (2)                 3.5%
Gary Flicker                         125,000 (3)                   **
Myron Rosenberg                      348,854 (4)                 2.1%
Frederick E.  Smithline              117,550 (5)                   **
Keith B.  Stein                    3,039,303 (6)                15.6%
Allen Yudell                          75,000 (7)                   **
All current directors
and executive officers
as a group (6 persons)             4,290,707 (8)               21.14%

      * In each instance where a named individual is listed as the holder of a currently exercisable option or warrant, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note 8. An option or warrant is deemed to be currently exercisable if it may be exercised within 60 days.

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

(3) Represents 125,000 shares which may be acquired upon the exercise of currently exercisable options.

(4) Includes 4,300 shares held by Mr. Rosenberg's wife, as to which shares he disclaims beneficial ownership, and 60,000 shares which may be acquired upon the exercise of currently exercisable options.

(5) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common and 6,000 shares held by Mr. Smithline's wife, as to which 6,000 shares Mr. Smithline disclaims beneficial ownership. Also includes 60,000 shares which may be acquired upon the exercise of currently exercisable options.

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

(7) Represents 75,000 shares which may be acquired upon the exercise of currently exercisable options.

(8) Number of shares and percentage owned includes 3,734,303 shares which may be acquired through exercise of currently exercisable options and Warrants held by certain of the named persons. The number of outstanding shares for the purpose of computation of percentage of ownership by the group includes such shares.

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

      Pursuant to the Agreement, the Holders have agreed to certain limitations on the disposition of Common Stock and Warrants owned or held by them, which are described below. The Holders presently have rights of first refusal/first offer with respect to the disposition of shares of Common Stock and Warrants held by other Holders (unless the disposition is made to certain specified affiliates of a Holder). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, (i) through September 27, 1999, a Holder may dispose of up to one-half (or more subject to the consent of a majority of the Holders in such Holder's Holder Group) of his shares of Common Stock and (ii) after September 27,

1999, a Holder may dispose of all of his or its shares of Common Stock (excluding shares issuable upon exercise of Warrants). A Holder may not dispose of his Warrants (except to another Holder or certain specified affiliates of a Holder) or convert, exercise or exchange any of such Warrants until after September 27, 1999. After September 27, 1999, subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of up to an aggregate of 49.9% (or more, subject to the consent of a majority of the other Holders in such Holder's Holder Group) of his shares of Common Stock issuable upon exercise of his Warrants after giving effect to conversion, exercise or exchange of such Warrants. The "Holder Groups" consist of the "Millennium Group", the "Pembroke Group" and the "Florida Group". The members of the Millennium Group are Jay Chazanoff, Ron Jacobs and Stephen Simms. The members of the Pembroke Group are Lawrence J. Cohen and Milton Neustadter. The members of the Florida Group are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in The SIII Associates Limited Partnership and Third Addison Park Corporation). For further information regarding the foregoing, see "Certain Relationships and Related Transactions" below.

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

      In 1997, NPM advanced the Company an additional $200,000. In addition, from January 1998 through May 1999, NPM advanced additional amounts aggregating $370,000 to DVL. These advances were not required under the Original Loan Documents. In May 1999, the Company paid all remaining outstanding amounts due on the loan to NPM. As of March 15, 2001, the Company had accrued service fees to NPO in the amount of approximately $373,000.

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

      In June 1998, the Company entered into a management services agreement with a limited partnership (in which certain of its partners are affiliates of NPO) to render services for a fee. This agreement shall terminate with 30 days notice by either party. As compensation, the Company receives the following (a) a monthly fee of $5,000 through November 2000, and (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. For 2000 and 1999 the Company received compensation under such agreement equal to $362,500 and $480,000, respectively.

      In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $3,000, and expense reimbursements of $1,000 per month. The Company received aggregate compensation under such agreement of $48,000 each year.

      The Company entered into a property management agreement with an entity that is part of the Opportunity Fund pursuant to which DVL provides property management services in exchange for fees equal to 3% of rent collections. For 2000 and 1999, the Company received compensation equal to $27,000 and $12,000, respectively.

      In November 1999, the Company entered into a management service agreement with an entity whose partners are affiliates of NPO to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are obtained. For 2000 and 1999, the Company was paid $24,000 and $4,000 and accrued fees of $78,000 and $13,000, respectively. In early 2001, the Company was paid an aggregate amount of $91,000, which represented all of the deferred fees through December 31, 2000.

      The Millenium Group, an affiliate of NPO, received approximately $94,000, $145,000 and $71,000 for 2000, 1999, and 1998, respectively, representing compensation and reimbursement of expenses for collection services on limited partner notes. In 2000 and 1999 the Company paid to the Millenium Group $25,000 each year and the Pembroke Group, another affiliate of NPO, $55,000 and $75,000 respectively, for professional fees. In 1998, the Company paid to the Millenium Group $25,000 for professional fees.

      OPPORTUNITY FUND

      The Company, Blackacre, PNM, and Pem Mil are parties to the Opportunity Agreement. The Opportunity Agreement has a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provides for an arrangement (the "Opportunity Fund") whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds from its reserves or available from operations, or by obtaining financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund has a right of first refusal to finance such Opportunity.

      The Opportunity Fund is expected to pursue each Opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by BCG and the NPO Affiliates. The Company will receive up to 20% of the profits from an Opportunity after BCG and the NPO Affiliates receive the return of their investment plus preferred returns ranging from 12% to 20%. As part of its obligation under the Opportunity Agreement, certain employees of DVL also perform certain services on behalf of the Opportunity Fund. Pem Mil is to serve as managing member of each special purpose limited liability company formed in connection with the Opportunity Fund, for which it receives out of the proceeds generated from Opportunities a maximum aggregate annual fee based upon capital invested by the members in consideration for management services.

      The transactions in which the Opportunity Fund may engage include, for example, acquisition of partnership interests from existing limited partners of Affiliated Limited Partnerships and investment in certain properties owned by the Company or such partnerships where capital may be required to enhance value but is not currently available to the Company. There can be no assurance that the Opportunity Fund's activities will generate profit distributions to the Company.

      As of March 1, 2001, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. As of March 1, 2001, the Opportunity Fund owns eight mortgages. During 2000, DVL was paid approximately $8,000 from the investments by the Opportunity Fund, which was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this report:

       (1) The Financial Statements required by Item 8 of this report are listed below:

                                     Item 8
                                                                  Page No.
                                                                  --------

              Independent Auditors' Report                          F- 1

              Consolidated Balance Sheets -
              December 31, 2000 and 1999                            F- 2

              Consolidated Statements of Operations
              for each of the years in the three year period
              ended December 31, 2000                               F- 4

              Consolidated Statements of Shareholders'
              Equity for each of the years in the three
              year period ended December 31, 2000                   F- 6

              Consolidated Statements of Cash Flows for
              each of the years in the three year period
              ended December 31, 2000                               F- 7

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

       (i) DVL's Certificate of Amendment of Certificate of Incorporation filed February 7, 2000. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1999.)

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

       (m) DVL's Third Amendment to the By-Laws, effective February 1, 2000. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1999.)

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

       10.10 Stock Purchase Agreement between DVL and NPM (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit D.)

       10.11 Securities Purchase Agreement between DVL and NPM (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 -
              Exhibit E.)

       10.12 Common Stock Warrant issued by DVL to NPO (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit F.)

       10.13 DVL 1996 Stock Option Plan (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit K.)

       10.14 Amendment to DVL 1996 Stock Option Plan effective February 1, 2000. (Incorporated by reference to DVL's Form 10-K for fiscal year ended December 31, 1999.)

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

       10.22 Agreement Among Members dated April 10, 1998, by and among Black-acre, PNM, Pem Mil, and DVL. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

       10.23 Management Services Agreement dated June 1, 1998, by and between DVL and PBD Holdings, LP ("PBD"). (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

       10.24 Waiver of Event of Default and Agreement regarding the Demand and Payment of Fees dated March 1999 by NPO. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

       10.25 Waiver of Event of Default and Agreement regarding the Demand and Payment of Fees dated March 2000 by NPO. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1999.)

       10.26 Loan Agreement, Promissory Note and Pledge, Collateral Assignment and Security Agreement, each dated as of March, 2000, each relat-ing to a loan from Pennsylvania Business Bank to DVL in the orig-inal principal amount of $1,000,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended June 30, 2000.)

       10.27 Term Loan Note and Term Loan Agreement, each dated as of March, 2000, each relating to a loan from Bankphiladelphia to DVL in the original principal amount of $1,450,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended June 30, 2000.)

       10.28 First Amendment to Loan Agreement, Pledge Agreement, Promissory Note and Other Documents dated August 2000, relating to a loan from Pennsylvania Business Bank to DVL, Inc. in the original principal amount of $1,000,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended September 30, 2000.)

       10.29 Mortgage Assignment Agreement dated August 2000, relating to an assignment and sale of two mortgage loans from Rumson Mortgage Holdings, LLC to DVL, Inc. for a total sale price of $900,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended September 30, 2000.)

       10.30 Note in the original principal amount of $200,000, dated August 2000, relating to the sale of two mortgage loans from Rumson Mortgage Holdings, LLC to DVL, Inc. (Incorporated by reference to DVL's Form 10-Q for the quarter ended September 30, 2000.)

      *10.31 Agreement of Purchase and Sale, dated as of October 2, 2000, relating to the purchase of real estate assets by Del Toch, LLC from Passaic Avenue South Associates.

      *10.32 Agreement of Purchase and Sale, dated as of October 12, 2000, relating to the purchase of land by Delborne Land Company, LLC from Mcany of Kearny, Inc.

      *10.33 Waiver of Event of Default and Agreement regarding demand and payment of fees dated March 2001 by NPO.

      *11.    Schedule of Computation of Net Earnings Per Share.

       21.    SUBSIDIARIES OF DVL.

              The Company's only significant subsidiaries are Professional Service Corporation (a Delaware Corporation), Del Toch, LLC (a Delaware Limited Liability Corporation), and Delborne Land Company, LLC (a Delaware Limited Liability Corporation).

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: March --, 2001             By:
                                     ---------------------------
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----


--------------------------
Alan E. Casnoff              President and Chief Executive    March --, 2001
                             Officer (Principal Executive
                             Officer)


--------------------------
Gary Flicker                 Executive Vice President and     March --, 2001
                             Chief Financial Officer
                            (Principal Financial and
                             Accounting Officer)


--------------------------
Frederick E. Smithline       Director                         March --, 2001



--------------------------
Allen Yudell                 Director                         March --, 2001



--------------------------
Myron Rosenberg              Director                         March --, 2001

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DVL, INC.



Date: March --, 2001             By: /s/ Alan E. Casnoff
                                     ---------------------------
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

/s/ Alan E. Casnoff
--------------------------
Alan E. Casnoff              President and Chief Executive    March --, 2001
                             Officer (Principal Executive
                             Officer)

/s/ Gary Flicker
--------------------------
Gary Flicker                 Executive Vice President and     March --, 2001
                             Chief Financial Officer
                            (Principal Financial and
                             Accounting Officer)

/s/ Frederick E. Smithline
--------------------------
Frederick E. Smithline       Director                         March --, 2001


/s/ Allen Yudell
--------------------------
Allen Yudell                 Director                         March --, 2001


/s/ Myron Rosenberg
--------------------------
Myron Rosenberg              Director                         March --, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                 Consolidated Financial Statements of DVL, Inc.
                and Subsidiaries and Independent Auditors Report




                                                                  Page
                                                                  ----
Independent Auditors' Report                                      F- 1

Consolidated Balance Sheets-December 31, 2000 and 1999            F- 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 2000          F- 4

Consolidated Statements of Shareholders' Equity
 for each of the years in the three year period
  ended December 31, 2000                                         F- 6

Consolidated  Statements  of Cash  Flows for each of the
  years in the three year period ended December 31, 2000          F- 7

Notes to Consolidated Financial Statements                        F- 10

Schedule III - Real Estate and Accumulated Depreciation

Richard A.  Eisner & Company, LLP
575 Madison Avenue
New York, New York  10022


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
DVL, Inc.
New York, New York

     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     Our audits referred to above included Schedule III for each of the years in the three-year period ended December 31, 2000. In our opinion, such schedule presents fairly the information set forth therein in accordance with the applicable accounting regulations of the Securities and Exchange Commission.

RICHARD A. EISNER & COMPANY, LLP

New York, New York
March 9, 2001


With respect to Note 13
March 30, 2001

                            DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                                               December 31,
                                                           --------------------
                                                             2000        1999
                           ASSETS                          --------    --------
                           ------

Loans receivable (including amounts maturing after one
 year)
  Affiliates:
     Mortgages due from affiliated partnerships            $ 53,979    $ 48,038
     Unearned interest                                      (12,340)     (5,810)
                                                           --------    --------
     Net mortgage loans receivable from affiliated
      partnerships                                           41,639      42,228


  Others:
     Non-performing loans collateralized by limited
      partnership interests                                     389         764
     Due from affiliated partnerships                           170          48
                                                           --------    --------
  Total loans receivable                                     42,198      43,040
  Allowance for loan losses                                   5,534       6,697
                                                           --------    --------
  Net loans receivable                                       36,664      36,343

Cash (including restricted cash of $213 and $81 for 2000
  and 1999, respectively)                                     1,184       1,270
Investments
  Real estate at cost                                         3,737         494
  Real estate lease interests                                 1,215       1,351
  Affiliated limited partnerships (net of allowance for
   loss of $647 and $927 for 2000 and 1999, respectively)     1,157       1,326
  Other investments (net of allowance for loss of $400
   for 2000 and 1999)                                           648         648
Prepaid financing and other assets                              832         426
                                                           --------    --------
    Total assets                                           $ 45,437    $ 41,858
                                                           ========    ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands) except share data


                                                               December 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Underlying mortgages payable                             $ 26,019    $ 27,692
  Long-term debt - Blackacre Bridge Capital, LLC              2,080       1,868
  Long-term debt - Rumson                                       202           -
  Long-term debt - Other                                      5,577         285
  Notes payable - litigation settlement                       3,028       3,003
  Asset Service Fee Payable - NPO                               373       1,467
  Accounts payable, security deposits and accrued
   liabilities                                                  585         475
                                                           --------    --------
     Total liabilities                                       37,864      34,790
                                                           --------    --------

Commitments and contingencies

Shareholders' equity:

  Preferred  stock $10.00 par value,  authorized -
    100 shares for 2000 and 1999,
    issued - 100 shares
    for 2000 and 1999                                             1           1
  Preferred stock, $.01 par value, authorized 5,000,000
    shares for 2000 and 0 shares for 1999, issued - 0
    shares for 2000 and 1999                                      -           -
  Common stock, $.01 par value, authorized -
   90,000,000 shares for 2000 and 40,000,000 shares
    for 1999, issued - 16,560,450 shares for 2000 and
    1999                                                        166         166
  Additional paid-in capital                                 95,288      95,288
  Deficit                                                   (87,882)    (88,387)
                                                           --------    --------
     Total shareholders' equity                               7,573       7,068
                                                           --------    --------
     Total liabilities and shareholders' equity            $ 45,437    $ 41,858
                                                           ========    ========
See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)

                                                 Year Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------

Income from affiliates:
  Interest on mortgage loans               $    3,436  $    3,549  $    4,523
  Gain on satisfaction of mortgage loans          256       1,639         173
  Partnership management fees                     454         405         417
  Transaction and other fees from
   partnerships                                   413         502         497
  Distributions from investments                  253         265         148
  Rent and other income                             6          15          36
Income from others:
  Net rental income                               523         532         330
  Management Fees                                 500         533          59
  Distributions from investments                  149          34          31
  Other income and interest                        73         261         108
                                           ----------  ----------  ----------
                                                6,063       7,735       6,322
                                           ----------  ----------  ----------
Operating expenses:
  Interest on underlying mortgages              2,329       2,640       3,445
  Recovery of provision for losses                (37)        (48)       (153)
  General and administrative                    1,309       1,327       1,142
  Asset Servicing Fee - NPO Management LLC        623         600         600
  Legal and professional fees                     393         427         157
Interest expense
  NPM Capital LLC                                  -          665         780
  Blackacre Bridge Capital, LLC                   275         245         171
  Litigation Settlement Notes                     502         481         584
  NPO                                             149         281         194
  Rumson                                           10           -           -
  Others                                          311          91         160
                                           ----------  ----------  ----------
                                                5,864       6,709       7,080
                                           ----------  ----------  ----------
Income (loss) before extraordinary
 gain                                             199       1,026        (758)
Extraordinary gain on the settlements
 of indebtedness                                  306       1,267         202
                                           ----------   ---------  ----------
      Net income (loss)                    $      505  $    2,293  $     (556)
                                           ==========  ==========  ==========

                                      (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (continued)


                                                 Year Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------

Basic earnings (loss) per share:
  Income(loss) before extraordinary gain   $      .01  $      .06  $     (.04)
    Extraordinary gain                            .02         .08         .01
                                           ----------  ----------  ----------
      Net income (loss)                    $      .03  $      .14  $     (.03)
                                           ==========  ==========  ==========

Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain  $      .01  $      .02  $     (.04)
  Extraordinary gain                              .00         .02         .01
                                           ----------  ----------  ----------
  Net income (loss)                        $      .01  $      .04  $     (.03)
                                           ==========  ==========  ==========
Weighted average shares outstanding -
  basic                                    16,560,450  16,560,450  16,508,329
Effect of dilutive securities              79,777,136  50,422,788      --
                                           ----------  ----------  ----------
Weighted average shares outstanding -
  diluted                                  96,337,586  66,983,238  16,508,329
                                           ==========  ==========  ==========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                                   Preferred Stock           Common Stock       Additional
                                                  -----------------     ---------------------     paid-in
                                                  Shares     Amount       Shares       Amount     capital     Deficit        Total
                                                  ------     ------     ----------     ------     -------     --------      -------
Balance-January 1, 1998                              100     $    1     16,232,450     $  162     $95,240     $(90,124)     $ 5,279

Issuance of common stock in connection
  with the loan from Blackacre Bridge, LLC            --         --        328,000          4          48           --           52

Net loss                                              --         --             --         --          --         (556)        (556)
                                                  ------     ------     ----------     ------     -------     --------      -------
Balance-December 31, 1998                            100          1     16,560,450        166      95,288      (90,680)       4,775
Net income                                            --         --             --         --          --        2,293        2,293
                                                  ------     ------     ----------     ------     -------     --------      -------
Balance-December 31, 1999                            100          1     16,560,450        166      95,288      (88,387)       7,068

Net Income                                            --         --             --         --          --          505          505
                                                  ------     ------     ----------     ------     -------     --------      -------

Balance-December 31, 2000                            100     $    1     16,560,450     $  166     $95,288     $(87,882)     $ 7,573
                 === ====                         ======     ======     ==========     ======     =======     ========      =======


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------

Cash flows from operating activities:
 Income (loss) before extraordinary gain         $    199   $  1,026   $   (758)
  Adjustments to reconcile income (loss) before
   extraordinary gains to net cash provided by
   (used) in) operating activities
    Recovery of provision for losses                  (37)       (48)      (153)
    Accrued interest added to indebtedness            273        247        460
    Gain on satisfactions of mortgage loans          (256)    (1,639)      (173)
    Amortization of unearned interest on loans
     receivable                                       (62)       (67)        63
    Amortization of real estate lease interests       136        138        132
    Amortization of debt discount                       -        234        105
    Imputed interest on notes                         502        481        584
    Amortization of deferred credits                    -          -       (296)
    Net (increase) decrease in other assets          (268)       614        (39)
    Net increase (decrease) in accounts payable
     and accrued liabilities                          110        (90)      (376)
    Net (decrease) increase in asset service
     fee payable - NPO                             (1,094)      (247)       789
    Net (increase) decrease in due from
     affiliated partnerships                         (122)       383          3
                                                 --------   --------   --------
      Net cash (used in) provided by operating
       activities                                    (619)     1,032        341
                                                 --------   --------   --------
Cash flows from investing activities:
Collections on loans receivable                     4,949     14,851      9,393
Investments in loans receivable                    (2,426)        --         --
Real estate purchases and capital improvements     (3,381)        --         --
Net decrease (increase) in affiliated limited
   partnership interests and other investments        169        123        (23)
Proceeds on sale of real estate                         -        300          -
                                                 --------   --------   --------
      Net cash (used in) provided by investing
        activities                               $   (689)  $ 15,274   $  9,370
                                                 --------   --------   --------

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)


                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------

Cash flows from financing activities:
  Proceeds from new borrowings                   $  6,425   $    588   $    600
  Repayment of indebtedness                          (992)    (4,707)    (3,457)
  Payments on underlying mortgages payable         (4,040)   (10,952)    (6,662)
  Payments related to debt tender offer              (171)      (357)      (296)
                                                 --------   --------   --------

     Net cash (used in) financing activities        1,222    (15,428)    (9,815)
                                                 --------   --------   --------

Net (decrease) increase in cash                       (86)       878       (104)
Cash, beginning of year                             1,270        392        496
                                                 --------   --------   --------

Cash, end of year                                $  1,184   $  1,270   $    392
                                                 ========   ========   ========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest         $  2,499   $  2,382   $  3,396
                                                 ========   ========   ========

  Cash paid for income taxes                     $     35   $     21   $      6
                                                 ========   ========   ========


                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   2000      1999      1998
                                                 -------   -------   -------


Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of Notes Payable - Debt
   Tender Offer                                  $   306   $ 1,267   $   202
                                                 =======   =======   =======

  Reduction in accrued liabilities upon
   issuance of Common Stock                      $     -   $     -   $    52
                                                 =======   =======   =======
  Real estate asset acquired in satisfaction
   of mortgage receivable                        $     -   $     -   $   416
                                                 =======   =======   =======

  Note received in sale of affiliated
   partnership units                             $     -   $     -   $    88
                                                 =======   =======   =======


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of commercial mortgage loans due from affiliated partnerships, loans due from limited partners collateralized by their interests in affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has three 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), and Delborne Land Company, LLC ("Delborne"), all of which are consolidated for accounting purposes. DVL does not consolidate any of the various partnerships in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnership as the general partner is a 1% interest, (which 1% interest is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the partnership, due to the triple net lease arrangements for the partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were either in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the limited partnerships, which are considered affiliates, on a cost basis with the cost basis adjusted for impairments which took place in prior years. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

     Also, DVL has two inactive subsidiaries: Del-Val Capital Corp. ("DVCC") and RH Interests, Inc. ("RH") which have been consolidated in these financial statements. All material intercompany transactions and accounts are eliminated in consolidation.

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

f. INCOME RECOGNITION: Interest income is not recognized on the non-performing portion of DVL's loan portfolio. A loan is considered non- performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. DVL accounts for increases and decreases in the amount or timing of expected future cash flows on its loan portfolio by adjusting the valuation allowance, not to exceed the recorded investment in the loan. Cash receipts on restructured loans are treated as interest income as a result of previous write-downs of such loans due to prior impairments. DVL records contingent rents in the period in which the contingency is resolved. Gains on sales of real estate to affiliates were recognized in income generally under the installment method, whereby the gain on the portion of the sales price which is not received in cash is deferred at the time of sale and recognized proportionately as cash is subsequently collected. As of December 31, 1998, DVL is no longer recognizing any income under the installment method. DVL recognized $47,000 of installment income in 1998. No installment income was recognized in 1999 and 2000.

g. IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS: DVL does not have any impaired real estate investments and/or real estate lease interests at December 31, 2000. All assets are analyzed annually based upon prior appraised values, which are adjusted every year based on cash flow assumptions set forth in such appraisals. As of December 31, 2000, the analysis of such assets reflect the full recovery of those investments.

h. RESTRICTED CASH: As of December 31, 2000 and 1999, DVL had restricted cash of $213,000 and $81,000, respectively. The restricted cash at December 31, 1999 represented funds that were deposited into an escrow account pursuant to the terms of a lease entered into by DVL which required that the funds be set aside as a security deposit. This escrow account was closed in 2000 as a result of the purchase by the Company of the leased real estate assets. (See Note 5). The restricted cash at December 31, 2000, represents monies owed to the Settlement Fund (Note 2) from a 2000 refinancing. There are corresponding liabilities of $213,000 and $81,000, respectively, included in accounts payable on DVL's balance sheet.

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

k. FEDERAL INCOME TAXES: DVCC, PSC, RH, Del Toch, and Delborne are included in DVL's consolidated federal income tax return.

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

     At December 31, 2000, DVL had net operating loss carryforwards for income tax purposes of approximately $61 million available to offset future taxable income, if any, expiring through 2019, with approximately $54 million expiring through 2007. Temporary differences arise from differences between financial reporting and income tax reporting relating primarily to provisions for loan and other losses and remaining notes outstanding of the notes payable pursuant to the shareholder litigation settlement, which are currently not deductible for income tax purposes. DVL's deferred tax asset of approximately $31 million, which is comprised of the tax benefit of net operating loss carryforwards of approximately $25 million, temporary differences represented primarily by the excess in tax basis of mortgages receivable over book basis of $3 million, non-deductible loan reserves of $2 million, and the issuance of the notes payable pursuant to the shareholder litigation of $1 million which are fully reserved for due to the uncertainty of realizing taxable income in the future (Notes 2 and 11). DVL's total deferred tax asset and the valuation allowance increased by approximately $1 million in 2000. The difference between the tax provision at the statutory rate of 34% and the provision of 0% reflected on the accompanying financial statements is principally due to the increase in the valuation allowance.

l. EARNINGS PER SHARE: All income is attributable to common stock. The preferred stock issued by DVL at the present time total 100 shares with a par value of $10.00 per share. There are no cumulative dividends or accretion. Diluted earnings per share includes the dilutive effect of the outstanding litigation settlement notes payable (Note 7), the NPM warrants (Note 6d) and stock options (Note 10).

m.   RECENTLY  ISSUED  ACCOUNTING  STANDARDS:   There  are  no  recently  issued
accounting standards, based upon DVL's current operations, which would affect DVL's disclosures or method of accounting.

2.   Basis of Presentation and Financial Condition

     DVL's cash in-flow generated by its mortgage portfolio is currently used to pay the underlying first mortgages, and any excess was used to fund principal and interest payments on the NPM Loan (as here after defined), based on the collateral interest of NPM Capital LLC in the mortgages (Note 6), and to pay certain other creditors. The NPM Loan was repaid in May 1999. NPO Management LLC ("NPO") has agreed to defer amounts due under its management agreement through December 31, 2001, unless DVL would have, after making such payments, sufficient cash to fund its operations through that date. Management estimates that DVL's anticipated cash flow provided by operations will be sufficient to meet its cash requirements through January 2002.

     In November 1992, DVL, Kenbee Management, Inc. ("Kenbee"), DVL's former manager, and the limited partners of certain affiliated partnerships reached a settlement in the limited partnership class action litigation ("Limited Partner Settlement") and, concurrently with this settlement, DVL reached settlements with a number of its creditors providing for the restructuring of a substantial portion of DVL's defaulted indebtedness and loan guarantees. The Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of its cash flow received from Affiliated Limited Partnership mortgages and other loans receivable from Affiliated Limited Partnerships, as well as a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 to 2012.

     DVL has implemented significant measures to reduce its operating expenses. DVL has in the past and expects in the future to continue to augment its cash flow with additional cash provided by proceeds from the sale or refinancing of assets and/or borrowings.

3.   Loans Receivable and Underlying Mortgages

     Virtually all of DVL's loans receivable arose out of transactions in which Affiliated Limited Partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an Affiliated Limited Partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from Affiliated Limited Partnerships; and loans due from limited partners collateralized by their interests in Affiliated Limited Partnerships ("Partners' Notes") and were principally pledged to collateralize DVL's indebtedness to NPM (Note 6), until May 1999, at which time, the loan was repaid.

     DVL's mortgage portfolio included 26 and 24 loans with net carrying values of $33,639,000 and $31,621,000 as of December 31, 2000 and 1999, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

     DVL is liable for underlying first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates of 6.66% to 14.0% and require principal and interest payments solely from the proceeds of the wrap mortgages receivable.

     During 2000, DVL purchased five wrap mortgage loans from an unaffiliated third party which are secured by real estate properties owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $1,210,000 plus closing costs, paid as follows: cash of $135,000, a $75,000 unsecured promissory note payable to the seller of the loans maturing on March 1, 2001, without interest, and bank financings of $1,000,000. This $75,000 note was paid in full in March 2001. This bank financing is a self-amortizing loan that originally was scheduled to mature on April 1,2005 with interest accruing at the annual rate of prime plus 1.5% and requires payments to be made from the net cash proceeds DVL will receive on the mortgage loans. The wrap mortgage loans were previously owned by DVL and were transferred to the seller in 1992 in settlement of indebtedness. In May 2000, DVL, as the general partner of an Affiliated Limited Partnership that owned one of the real estate properties that secured this bank loan, negotiated the sale of the partnership's property. DVL received $700,000 in connection with the sale as the mortgage holder which DVL paid to the bank to reduce the loan.

     During 2000, DVL purchased two additional mortgage loans from an entity that is part of the Opportunity Fund (see "Opportunity Fund", defined below) which are secured by real estate owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $900,000, paid as follows: the issuance to the seller of a secured promissory note in the amount of $200,000 maturing on August 31, 2002 with interest accrued at the rate of 12% per annum, compounded monthly, and bank financing of $700,000 which was added to the loan described above. The maturity date of the loan was extended until May 1, 2006.

     In 2000, the Company obtained additional bank financing in the amount of $1,450,000 that is secured by the assignment of three existing mortgage receivables and a $405,000 face value mortgage receivable which was purchased from an entity that is part of the Opportunity Fund for $315,000. The net proceeds of this loan were used to repay one existing underlying mortgage of approximately $92,000 and the balance of the funds were used for general corporate purposes including the payment of accrued fees to NPO. This bank financing is a self-amortizing loan that matures on April 1, 2005 with interest accruing at the annual rate of prime plus 1.5% and requires payments be made from the net cash proceeds DVL will receive on these mortgage loans. In 1998, the Company refinanced one mortgage which generated approximately $40,000 in excess of the existing underlying mortgage. The net excess funds from the 1998 refinancing were used to pay the expenses of the refinancings, and to pay down the loan to NPM Capital LLC ("NPM") as required by the applicable loan agreements. During 1999, DVL did not refinance any of its wrap mortgages. The amounts obtained from all of the refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of the refinancings, the Company's asset base available for future refinancings has diminished.

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 15% per annum, aggregating net carrying values of $4,853,000, and $5,874,000 subject to underlying mortgages of $3,488,000 and $4,165,000 at December 31, 2000 and 1999, respectively, and mature through 2027. The effect of the modification on these mortgages on DVL's interest income for 2000 was not material.

     In addition, at the time of the settlement, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. These loans originally bore interest at 3% over DVL's average interest rate for short-term borrowings and matured through 1996. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2031. As of December 31, 2000 and 1999 the modified loans due directly from the partnerships aggregated net carrying values of $24,224,000 and $27,314,000 subject to underlying mortgages of $18,905,000 and $21,926,000, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $309,000, $360,000 and $378,000, for 2000, 1999, and
1998, respectively. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $2,500,000 in 2000, $3,000,000 in 1999, and $4,000,000 in 1998.

     DVL's mortgage and other loans due from Affiliated Limited Partnerships, an unaffiliated entity and limited partners are as follows:

                                                             2000                                            1999
                                                 ------------------------------------    -----------------------------------------
                                                                   Accrued                                    Accrued
                                                                   Interest  Allowance                        Interest   Allowance
                                                 Number            Included  For Loan     Number              Included   For Loan
Mortgage Loans Due From Affiliated Partnerships   of      Loan     In Loan   Losses        of        Loan     In Loan    Losses
(dollar amounts in thousands)                    Loans   Balance   Balance   (Note 4)     Loans     Balance   Balance    (Note 4)
-----------------------------------------------  ------  -------   --------  --------    -------    -------   --------   ---------
Long-term wrap-around mortgage loans ranging
  from $393 to $2,625 in 2000 and from $512 to
  $2,157 in 1999 maturing at various dates
  through May 2029 (a)                            16     $ 23,127   $ 74     $    --        9      $ 13,398    $  52     $   527

Other long-term mortgage loans ranging from
  $1,363 to $1,436 in 2000 and from $1,395 to
  $1,442 in 1999 maturing at various dates
  through May 2029 (b)                             2        2,799     --         545        2         2,837       --         191

Long-term wrap-around and other mortgage
  loans acquired from Kenbee pursuant to
  the Limited Partner Settlement ranging
  from $285 and $3,308 in 2000 and from $298 to
  $3,390 in 1999 maturing at various dates
  through June 2031 (c)                           20       28,053     --       4,705       21        31,803       --       5,365
                                                  --     --------  -----     -------      ---      --------   ------     -------
Total mortgage loans                              38       53,979     74       5,250       32        48,038       52       6,083

Loans Collateralized By Limited Partnership Interests
-----------------------------------------------------
Loans ranging from $1 and $58 in 2000 and
  from $1 to $68 in 1999 in default (d)           24          389     --         284       45           764       --         614

Due from affiliated partnerships
--------------------------------
Advances and Other                                16          170     --          --       17            48       --           -
                                                  --     --------  -----     -------      ---      --------   ------      ------
Total loans receivable                            78       54,538  $  74     $ 5,534       94        48,850   $   52     $ 6,697
Less unearned interest on partnership mortgage   ===               =====     =======      ===                 ======     =======
  loans                                                    12,340                                     5,810
                                                         --------                                  --------
Net loans receivable                                     $ 42,198                                  $ 43,040
                                                         ========                                  ========

Underlying mortgages ranging from $30 and $2,836 in
2000 and from $105 to $2,903 in 1999 maturing at
various dates through 2011                               $ 26,019                                  $ 27,692
                                                         ========                                  ========

Activity on all collateralized loans is as follows:

                                                 2000        1999        1998
                                               --------    --------    --------
                                                        (in thousands)

Balance, beginning of year                     $ 48,802    $ 65,861    $ 77,811
Investments in loans receivables                 13,584          --          --
Collections on loans to affiliates               (4,949)    (14,851)     (9,393)
Unearned interest offset against loans
 satisfied, sold and written off                 (2,199)     (2,066)       (324)
Loans written-off and written down                 (870)       (142)     (2,233)
                                               --------    --------    --------
Balance, end of year                           $ 54,368    $ 48,802    $ 65,861
                                               ========    ========    ========

Unearned interest activity is as follows:
                                                 2000        1999        1998
                                               --------    --------    --------
                                                        (in thousands)

Balance, beginning of year                     $  5,810    $  7,944    $  8,350
Additional unearned interest in
  connection with new loans receivable            8,791          --          --
Amortization to income                              (62)        (68)        (82)
Decrease in connection with the
 satisfaction or write-off of loans              (2,199)     (2,066)       (324)
                                               --------    --------    --------
Balance, end of year                           $ 12,340    $  5,810    $  7,944
                                               ========    ========    ========


     (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $7,114,000 in 2000 and $5,766,000 in 1999, which bear interest at rates ranging from 7.5% to 13.125% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through August 2011 and are collateralized by liens senior to DVL's liens. See
Note 6 for the five year maturities of such underlying loans.

     (b) DVL's other long-term mortgage loans, exclusive of its wrap-around mortgages, are collateralized by two first mortgages aggregating $2,799,000 and $2,837,000 at December 31, 2000 and 1999, respectively. These loans mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. The principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $41,000 in 2001, $44,000 in 2002, $47,000 in 2003,
$51,000 in 2004 and $55,000 in 2005. All such commercial mortgage loans and the wrap-around mortgages are collateralized by liens on commercial and industrial properties located in various states.

     (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223,000 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. DVL subordinated its second mortgage position on sixteen of these loans as part of a refinancing in 1994. The wrap-around loans are subject to senior liens of $18,905,000 in 2000 and $21,926,000 in 1999, which bear interest at rates ranging from 7.5% to 14% per annum, are payable to unaffiliated lenders on a zero coupon basis and in monthly installments, mature on various dates through January 2012 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

     (d) DVL made loans directly to limited partners to finance up to 80% of their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. All such partner loans matured at various dates through December 1995 and bore interest at fixed rates of 15% to 16% per annum and at variable rates up to 2 1/2% over prime. Substantially, all of these loans were non- performing at December 31, 2000 and 1999. The Company is pursuing collection efforts and is foreclosing on the limited partnership interests pledged as collateral when collection efforts fail.

4.   Allowance for Losses and Other Reserves

Allowance for loan loss activity is as follows:

                                                             2000         1999
                                                           -------      -------
                                                               (in thousands)
Balance, beginning of year                                 $ 6,697      $ 8,435
Loans satisfied, written-off or written-down                (1,163)      (1,738)
                                                           -------      -------
Balance, end of year                                       $ 5,534      $ 6,697
                                                           =======      =======

     DVL's allowance for loan losses is based upon the value of the collateral underlying each loan in its portfolio. Management's evaluation of such collateral previously resulted in substantial loan write-offs and a substantial allowance for loan losses. The evaluation considered the magnitude of DVL's non-performing loan portfolio, updated internally generated appraisals of certain properties and updated information on certain properties.

     The allowance for losses on DVL's mortgage loan portfolio was calculated by first comparing the appraised value of the property collateralizing a mortgage loan, net of liens senior to DVL's liens, to DVL's net investment in the mortgage loan. For those mortgages which were modified, further losses were provided for by then comparing DVL's net investment in the mortgage loan, less any allowance necessary based upon the appraised value of the property, to the anticipated cash flow to be generated by the terms of the mortgage or the amount anticipated to be received through the liquidation of the mortgage. The partnership properties were valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes that, generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalued the property as it reasonably believed appropriate. The value of the partnership properties which are subject to percentage rents was based upon internally generated appraisals. Such appraisals valued the future percentage rents utilizing assumed sales growth percentages of up to 3% annually, based upon each individual store's sales history through January 31, 2000. Management evaluates and updates such appraisals, periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

     Based upon the ratification of the enforceability and validity of DVL's portfolio of Partners' Notes by the Limited Partner Settlement and the payment experience on such notes, management re-evaluated each note in its portfolio for specific loss reserves. As of December 31, 2000 and 1999, the notes deemed uncollectible were provided for assuming an estimated residual value of the related partnership investment of approximately 14% of the original investment, which reflects management's estimate of the investment's net realizable value.

5.   Investments

     REAL ESTATE

     At December 31, 2000, DVL's land investments consisted of three properties in New Jersey which were previously pledged to collateralize indebtedness to NPM (Note 6)until May 1999, at which time the NPM loan was repaid (Note 6). Prior to May 1999, DVL owned an additional parcel which was leased to an affiliate partnership under a long-term lease with annual rents of approximately $30,000. In April 1999, DVL sold this property for $300,000, to an affiliated entity which is part of the Opportunity Fund resulting in a gain of $90,000. An adjoining parcel was also leased to an Affiliated Limited Partnership under a long term lease, however, this partnership had been in default in its monthly obligations. In November 1998, DVL, as mortgagee, foreclosed on the building that secured its mortgage loan receivable. DVL had a net carrying value of its mortgage receivable of approximately $417,000 at the time of foreclosure and has recorded its building at this same cost basis, as it approximated the current market value of the property. The partnership which had the land lease obligation to DVL, that DVL foreclosed upon, was liquidated with no additional monies paid under its land lease agreement.

     During 2000, DVL purchased the land, buildings, and improvements from a limited partnership which owned seven buildings located in an industrial park in Kearny, NJ for an aggregate purchase price of $3,000,000, plus closing costs. Prior to the purchase, the Company had been leasing all of these buildings, under a master lease agreement, and subletting this property to various unrelated tenants. The acquisition was funded with bank financing in the original principal amount of $3,000,000 and cash of approximately $255,000. The bank financing accrues interest at the rate of 10% per annum and requires monthly interest-only payments until December 1, 2001, at which time the loan matures. The Company may extend the loan under the same terms until June 1, 2002 by paying an extension fee of $15,000.

     In early 2001, DVL purchased the fee title in a parcel of land in Kearny, NJ from an unrelated third party for a purchase price of $365,000, plus closing costs. The acquisition was funded with bank financing in the original principal amount of $200,000 and cash of approximately $175,000. This bank financing accrues interest at the rate of 9.5% per annum and requires monthly interest-only payments until December 31, 2001, at which time the loan matures. The Company may extend the loan under the same terms until June 1, 2002, by paying an extension fee of $750.

     AFFILIATED LIMITED PARTNERSHIPS

     DVL acquired various interests in Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through purchases. Management valued all of these investments at approximately 14% of the original investment amount due to potential anticipated losses upon liquidation of these investments (Notes 2, 3, 4, and 6). During 2000, 1999 and 1998, DVL recorded income of $253,000, $265,000 and $148,000, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                           2000           1999
                                                         -------        -------
                                                              (in thousands)

Balance, beginning of year                               $ 1,326        $ 1,449
Various interests acquired through
 purchases and foreclosed partner notes                        3             45
Distributions received from sales                           (447)          (413)
Income from distributions                                    253            265
Write-offs and reserves                                       22            (20)
                                                         -------        -------
Balance, end of year                                     $ 1,157        $ 1,326
                                                         =======        =======

     At December 31, 2000, all of DVL's investments in Affiliated Limited Partnerships are pledged to collateralize its indebtedness (Note 6).

     OTHER INVESTMENTS

     In connection with a 1993 litigation settlement with three related partnerships that opted out of the Limited Partner Settlement, DVL received limited partnership interests in three partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three partnerships which opted out. These investments were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans (Notes 3(c) and 4). Management has reserved a total of $400,000 as of December 31, 2000 and 1999 primarily resulting from a decrease in the value of the underlying collateral of one of the three partnership mortgage loans. Prior to 1998, as distributions were received or the investments were disposed of, the carrying value was reduced and no income was recognized. In 2000 and 1999, distributions in the amount of $28,000 and $34,000 were received by DVL and these amounts were recognized as income since it is now anticipated that the expected future cash flow will exceed the carrying value.

6.   Long-Term Debt and Loans Payable Underlying Wrap-around Mortgages

     DVL's long-term debt is comprised of the following loans payable:

                                                                2000      1999
                                                               ------     ------
                                                                 (in thousands)
Indebtness restructured in 1995 collateralized
 by commercial mortgages maturing in 2001                      $  198     $  285
Loan collateralized by commercial mortgage loans
 and real estate bearing interest at prime plus
 1.5% per annum maturing May, 2006 (a)                            987         --
Loan collateralized by commercial mortgage loans
 and real estate bearing interest at prime plus
 1.5% per annum maturing April, 2005 (a)                        1,317         --
Unsecured promissory note maturing March 2001,
 without interest (paid in full March 2001)                        75         --
Loan collateralized by real estate bearing
 interest at 10% per annum, maturing
 December, 2001 (b)                                             3,000         --
                                                               ------     ------
                                                                5,577        285

Loan collateralized by commercial mortgages
 and real estate bearing interest at 12% per
 annum, maturing September 2002 (c)                             2,080      1,868

Loan collateralized by DVL's interest in the
 Opportunity Fund bearing interest at 12% per
 annum maturing August 2002 (a)                                   202         --

Loan  indebtedness  due NPM bearing  interest at
 10.25% maturing in September 2002, collater-
 alized by commercial mortgages and real estate
 (loan repaid May 1999)(d)                                         --         --
                                                               ------     ------
 Total long-term debt                                          $7,859     $2,153
                                                               ======     ======


     (a)  See loans receivable and underlying mortgages (Note 3).

     (b)  See Investments-Real Estate (Note 5) for financing agreements.

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

     Under the terms of the NPM Loan, the principal balance was payable over six years with interest at the rate of 10.25%. DVL was required to make certain mandatory payments towards the principal balance over the term of the loan. The first such payment (when combined with all prior principal reductions) must be sufficient to reduce the principal balance of the NPM Loan by 15%, and was due by March 31, 1998. The next such payment, which must be sufficient to cause cumulative principal reductions to aggregate 33% of the principal balance, was due by December 31, 1998. The third such payment, which must be sufficient to cause cumulative principal reductions to aggregate 50% of the principal balance, was due by September 30, 1999. DVL's principal payments exceeded these requirements from September 27, 1996 through May 1999 when the entire loan was repaid.

     The rate of interest on the NPM Loan was approximately 36% including the $880,000 extraordinary loss. The effective annual interest rate to DVL for financial reporting purposes, as currently computed, including DVL's costs associated with the NPM Loan and the value of the Warrants (described below) was 15%. These rates are based on payments made through May 1999.

     In connection with the transactions contemplated by the Original Loan Agreement in March 1996, DVL and NPO (an affiliate of NPM) entered into an Asset Servicing Agreement, pursuant to which NPO is providing DVL with administrative and advisory services relating to the assets of DVL and its affiliated partnerships. In consideration for such services, DVL is required to pay NPO $600,000 per year (with cost of living increases beginning in 1999) over the seven (7) year term of the asset servicing agreement, subject to early termination under certain conditions. DVL had the right to defer up to $600,000 of such fees, with interest at 15% per annum, during the first two years and to defer reduced amounts during the third year. DVL had accrued service fees of $373,000 as of December 31, 2000. NPO has waived any Event of Default which may exist under the Asset Servicing Agreement during the period through December 31, 2001 based on the fact that the amount of accrued service fees has exceeded the operative limitations since mid-1997, and may continue to do so. The waiver does not affect NPO's right to receive payment of all deferred service fees, and interest thereon, which are currently outstanding or which may become outstanding through December 31, 2001.

     In connection with the Original Loan, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock for $200,000. The Base Shares currently represent approximately 6% of the outstanding common stock of DVL. An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the Base Shares, represent rights to acquire up to 49% of the outstanding Common Stock of DVL on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject to a maximum aggregrate exercise price of $1,900,000. The Warrants expire on December 31, 2007. Except under certain circumstances, they were not exercisable prior to September 1999 in accordance with the terms of such Warrants. The limitations on exercise were intended primarily to help preserve the utilization of DVL's carryforwards of net operating losses and credits for federal income tax purposes. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount to be amortized using the effective interest rate method. No Warrants have been exercised through December 31, 2000.

     The aggregate amount of restructured and other long-term debt and loans payable underlying wrap-around mortgages (Note 4) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)

        2001                              $   3,655         $ 2,070
        2002                                  2,748           2,280
        2003                                    519           2,511
        2004                                    707           2,465
        2005                                    230           2,688
     Thereafter                                   -          14,005
                                          ---------         -------
                                          $   7,859         $26,019
                                          =========         =======


     7.   Notes   Payable  -  Litigation   Settlement/Debt   Tender  Offers  and
Redemptions

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

     In December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851 as a series in conjunction with the settlement agreed upon in the DVL stockholder class action matter entitled IN RE DEL-VAL FINANCIAL CORP. SECURITIES LITIGATION. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on any of the first five anniversary dates following the issuance of the Notes is payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the five anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of payment of any cash.

     Since October 1997, the Company conducted three cash tender offers (the "Offers") at a Tender Offer price of $0.12 per $1.00 principal amount of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"). The first two Offers were financed with a loan from Blackacre discussed below.

The results were as follows:

                     Principal Amount   Principal Amount
                       of Notes             of Notes          Extraordinary
                      Purchased by         Purchased by           Gains to
                          DVL             by Blackacre              DVL
                    ----------------    ----------------       ------------

Offer # 1          $ 6,224,390          $   392,750           $   202,000
                                                                  (1998)
                                                              $ 2,906,000
                                                                  (1997)

Offer # 2          $ 2,413,652          $   423,213           $ 1,267,000
                                                                  (1999)

Offer # 3          $   378,270          $    - 0 -            $   306,000
                                                                  (2000)


     The Company has had the option to redeem the outstanding Notes since January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

     Notes with an aggregate principal amount of approximately $3,725,000 remain outstanding as of December 31, 2000 (discounted value $3,028,000). The offers have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remain outstanding, the potential dilutive effect of such a redemption is still significant.

     In order to fund the acquisition of the Notes in the first and second offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre, NPM and NPO as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Arrangement were $1,560,000 as of December 31, 2000. In addition, Blackacre is entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the First Offer and $423,213 from the Second Offer. DVL funded the Third Offer with available cash.

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

     During December 2000, the Company sent redemption letters to note holders who hold Notes that aggregate approximately $106,000 offering to pay the Notes in cash at the face value. As of December 31, 2000, no monies were disbursed and the Company has established restricted cash with corresponding liabilities for amounts due.

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

The Opportunity Fund is expected to pursue each Opportunity with respect to which it exercises its right of first refusal through the use of a special purpose limited liability company. All of the required capital contributions are to be provided by Blackacre and the NPO Affiliates. The Company will receive up to 20% of the profits from an opportunity after BCG and the NPO Affiliates receive the return of their investment plus preferred returns ranging from 12% to 20% per annum.

     As of March 1, 2001, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund for an aggregate purchase price of $900,000 and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. As of March 1, 2001, the Opportunity Fund owns eight mortgages. During 2000, DVL was paid approximately $8,000 from the investments by the Opportunity Fund, which was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

B. In June 1998, the Company entered into a management services agreement with a limited partnership (in which certain of its partners are affiliates of NPO) to render services for a fee. This agreement may be terminated with 30 days notice by either party. As compensation, the Company receives the following (a) a monthly fee of $5,000 through November 2000, and (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. For 2000, 1999, and 1998 the Company received compensation under such agreement equal to $362,500, $480,000, and $35,000, respectively.

C. In addition, the Company entered into a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $3,000, and expense reimbursements of $1,000 per month. For 2000, 1999, and 1998 the Company received aggregate compensation under such agreement of $48,000, $48,000, and $36,000, respectively.

D. The Company entered into a property management agreement with an entity that is part of the Opportunity Fund pursuant to which DVL provides property management services in exchange for fees equal to 3% of rent collections. For 2000 and 1999, the Company received compensation equal to $27,000 and $12,000, respectively.

E. In November 1999, the Company entered into a management service agreement with an entity whose partners are affiliates of NPO to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are attained. For 2000 and 1999, the Company was paid $24,000 and $4,000 and accrued fees of $78,000 and $13,000, respectively. In early 2001, the Company was paid an aggregate amount of $91,000, which represented all of the deferred fees through December 31, 2000.

F. The Millenium Group, an affiliate of NPO, received $94,000, $145,000 and $71,000 for 2000, 1999, and 1998, respectively, representing compensation and reimbursement of expenses for collection services on limited partner notes. In 2000 and 1999 the Company paid to the Millenium Group $25,000 each year and the Pembroke Group, another affiliate of NPO, $55,000 and $75,000 respectively, for professional fees. In 1998, the Company paid to the Millenium Group $25,000 for professional fees.

9.   Deferred Credits

     DVL's deferred credits were comprised of deferred gains on the sales of real estate to affiliates. At December 31, 1998, all deferred credits have been amortized.

Activity on deferred credits is as follows:

                                                        1998
                                                       -------
                                                    (in thousands)

     Balance, beginning of year                        $   296
     Amortization to income                                (47)
     Deferred gain on foreclosure recognized upon
      cancellation of mortgage loans                      (249)
                                                       -------
     Balance, end of year                              $     0
                                                       =======

10.  Stock Option Plans

     DVL has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of DVL's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1998, 1999 and 2000 pro forma net income (loss) is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) vesting period of the stock options and(2) the fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income (loss) in 2000, 1999, and 1998, would have been approximately $505,000, $2,270,000, and ($567,000), and diluted earnings per share would have been of $.01, $.04, and ($.04), respectively.

     DVL's 1996 Stock Option Plan, as amended (the "Plan") provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to directors, officers and key employees of DVL. It includes automatic grants of 15,000 options to individuals upon their becoming non-employee directors, as well as automatic annual grants of 15,000 options to each non- employee director.

     All options are non-qualified stock options.

     In February 2000, DVL amended the Plan to increase the number of shares of common stock available under the Plan by an additional 1,000,000 shares.

     As of December 31, 2000, there were outstanding 1,278,131 ten (10) year options. Under the Plan, the Company had 1,221,869 shares of common stock remaining under the Plan for future grants of stock options.

     The following table summarizes the activity under the Plan:

                                         Year Ended December 31,
                       ---------------------------------------------------------
                               2000               1999                1998
                       ------------------   -----------------  -----------------
                                Weighted            Weighted            Weighted
                                 Average             Average             Average
                                Exercise            Exercise            Exercise
                        Shares    Price     Shares    Price     Shares    Price
                       --------- -------   -------- --------  --------- --------

Options Outstanding
 at Beginning of Year  1,175,131  $0.19   1,020,131   $0.18     892,131   $0.20
Granted                  120,000   0.10     205,000    0.21     128,000    0.10
Cancelled                (17,000)  0.21     (50,000)   0.12          -       -
                       ---------  -----   ---------   -----   ---------   -----
Options Outstanding
 at End of Year        1,278,131   0.18   1,175,131    0.19   1,020,131    0.18
                       =========  =====   =========   =====   =========   =====
Options Exercisable
 at End of Year        1,278,131  $0.18   1,175,131   $0.19   1,020,131   $0.18
                       =========  =====   =========   =====   =========   =====


                               Year Ended December 31, 2000
                     ----------------------------------------------
               Options Outstanding                     Options Exercisable
--------------------------------------------------    ---------------------
                                         Weighted
                            Weighted      Average                 Weighted
  Range of                   Average     Remaining                 Average
  Exercise                  Exercise      Life In                 Exercise
   Price        Shares       Price         Years      Shares        Price
-----------   ---------     --------     ---------   ---------    --------

$.08   0.12     225,000      $0.09         8.26        225,000      $0.09
 .13 - 0.19     205,000       0.16         7.38        205,000       0.16
 .20 - 0.22     848,131       0.21         6.13        848,131       0.21
-----------   ---------      -----       ------      ---------      ------
      TOTAL   1,278,131      $0.18         6.71      1,278,131      $0.18
              =========      =====       ======      =========      ======

     The weighted-average fair value at date of grant for options granted during the years ended December 31, 2000, 1999 and 1998 was $.09, $.17 and $.08 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                                  December 31,
                                 -----------------------------------------------
                                      2000              1999            1998
                                 -------------     -------------  --------------

Risk-free interest rates         5.83% - 6.56%     5.00% - 5.92%   4.81% - 5.54%
Expected option life in years         10                10               10
Expected stock price volatility       85%               85%              80%
Expected divided yield                 0%                0%               0%

11.  Commitments, Contingent Liabilities and Legal Proceedings

COMMITMENTS AND CONTINGENT LIABILITIES

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to and general partnership investments in Affiliated Limited Partnerships and a contribution of 5% of DVL's net income subject to certain adjustments in the years 2001 through 2012. DVL has not provided for such contingencies and record as they became payable.

     No monies have been paid to the fund through December 31, 1999 as DVL had a receivable from the fund for expenses paid by DVL on behalf of Affiliated Limited Partnerships. During 2000, the Company paid $117,000 to the fund which represented all amounts due to/from the fund as of December 31, 2000, except for monies owed to the fund of approximately $213,000 that was the result of the refinancing of three mortgage loans receivable. This amount due is reflected as restricted cash with a corresponding liability recorded. All amounts paid or accrued were expensed.

     In August 1998, DVL entered into a lease of premises comprising approximately 6,000 square feet. The lease for such office space is due to expire on February 7, 2003. The base rent is $227,160 per annum, plus real estate and operating expense escalation clauses. Net rent expense was $189,000, $187,000 and $-0- in 2000, 1999, and 1998, respectively.

12.  Shareholders' Equity

     As a result of the shareholder class action settlement, DVL issued 4,017,582 shares of common stock in December 1995 (Note 7).

     On February 27, 1998, DVL issued 328,000 shares to the lender in connection with the debt tender offer (Note 7).

     See Note 6(d) and 7 with respect to Warrants and Notes, which are redeemable at the Company's option in stock. Depending on the market price of the Company's stock, there may not be sufficient authorized shares available to be issued upon the redemption of the Warrants and the Notes.

     The 100 shares of issued preferred stock carry no specified dividend but do receive any dividend approved by the Board. To date, no dividend has been authorized by the Board. On liquidation, the preferred is paid at face value before the common stock.

     o In February 2000, DVL amended its Certificate of Incorporation and increased its number of authorized shares of capital stock from 40,000,100 to 95,000,100 in order to (a) increase the number of authorized shares of DVL's common stock, $.01 par value from 40,000,000 to 90,000,000 and (b) authorize 5,000,000 shares of "blank check" preferred stock, $.01 par value.

13.  Subsequent Events

     On March 30, 2001, the Company's newly-formed wholly owned subsidiary, S2 Holdings, Inc., ("S2") entered into an agreement for the purchase of a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from Receivables II-A Holding Company LLC ("Seller"), a newly formed indirect wholly owned subsidiary of a company engaged in the acquisition and management of periodic payment receivables. The Class B member interest will entitle S2 to be allocated 99.9% of all items of income, loss and distribution. Receivables II-A owns all of the equity interests in three subsidiary limited liability companies that have previously acquired and securitized four portfolios of periodic payment receivables. Receivables II-A solely has the right to receive the residual cash flow from the securitized receivables after payment to the securitized noteholders.

     S2 will purchase its interest for an aggregate purchase price of $25,399,000. The purchase price will be paid by the issuance of promissory notes by S2 in the aggregate amount of $25,325,000, which are limited recourse and payable from the future monthly cash flow received by S2 as distributions from the periodic payment receivables owned by Receivables II-A's subsidiaries. The notes will mature on December 31, 2021, bear interest at the rate of 8% annually, and will be secured by a pledge of S2's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price may be increased or decreased, from time to time, based upon the performance of the underlying receivables. The balance of the purchase price will be paid by the issuance by DVL of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also will issue its guaranty of up to $2,532,500 of the purchase price, which is callable after December 31, 2021.

     Pursuant to the terms and conditions of the transaction, S2 deposited the promissory notes and the pledge, and DVL deposited the warrant and its guarantee in escrow pending the closing. The closing of the purchase is subject to satisfaction of certain conditions precedent, including the receipt of consents and approvals to the transaction by certain rating agencies that rated the securitizations and by a senior lender to the Seller. The transaction is expected to close by May 1, 2001, but there can be no assurance that such consents and approvals will be obtained or that the transaction will close.

DVL, INC.  AND SUBSIDIARIES
Schedule III- REAL ESTATE AND ACCUMULATED DEPRECIATION
IN THOUSANDS

                                                 Costs
                                              Capitalized
                                               Subsequent       Gross Amount
                                               to  Acqui-     of Which Carried
                                 INITIAL COST    sition      At Close of Period
                               ---------------  --------  -----------------------
                                      Building  Building         Building          Accumu-                         Line on Which
                                        and       and             and               lated   Date of           Depreciation in Latest
                    Encum-            improve   improve-         improve-          Depre-  Construc-   Date      Income Statement
Description         brances    Land    ments     ments    Land     ment     Total  ciation    tion   Acquired       is Computed
-----------         -------    ----   --------  --------  ----   --------   -----  ------- --------  -------- ----------------------
Warehouse
Manufacturing
Kearny, New Jersey   $   --    $ 80    $  426      $--    $ 80    $  426   $  506    $23      1977     11/98    Straight-line method
                                                                                                                     40 years
Warehouse Manu-
facturing & Retail
Kearny, New Jersey   $3,000    $648    $2,590      $--    $648    $2,590   $3,238    $ 3      1977     12/00    Straight-line method
                                                                                                                     40 years

Leasehold Improve-
ments
Bogota, New Jersey   $   --    $ --    $   19      $19    $ --    $   19   $   19    $--      2000     12/00    Straight-line method
                                                                                                                     40 years


                                                       Year ended December 31,
                                                      2000       1999       1998
                                                    ----------------------------
(A) Reconciliation of Real Estate Owned

Balance at beginning of year                        $  506      $ 706       $289
Additions during the year                            3,257          9        417
Deletions during the year                               --       (209)        --
                                                    ------      -----       ----
Balance at end of year                              $3,763      $ 506       $706
                                                    ======      =====       ====

                                                       Year ended December 31,
                                                      2000       1999       1998
                                                    ----------------------------
(A) Reconciliation of Accumulated Depreciation

Balance at beginning of year                        $   13      $   2       $ --
Additions during the year:  Depreciation                13         11          2
                                                    ------      -----       ----
Balance at end of year                              $   26      $  13       $  2
                                                    ======      =====       ====

                 See notes to consolidated financial statements

EXHIBIT 11

                           DVL, INC. and Subsidiaries
                        Computation of Earnings Per Share
                 (in thousands except share and per share data)
                                   (unaudited)

                                                           Year Ended
                                                          December 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------

Income before extraordinary gain                   $       199      $     1,026

Interest expense on litigation/settlement
  notes                                                    502              481
                                                   -----------      -----------
Ordinary income                                            701            1,507

Extraordinary gain                                         306            1,267
                                                   -----------      -----------
Net income                                         $     1,007      $     2,774
                                                   ===========      ===========
Weighted average number of common
 shares outstanding - basic                         16,560,450       16,560,450

Shares issuable upon exercise of
 dilutive options and warrants                      97,577,336       61,028,722

Less shares assumed repurchased                    (17,800,200)     (10,605,934)
                                                   -----------      -----------
Weighted average number of common
 shares outstanding - diluted                       96,337,586       66,983,238
                                                   ===========      ===========
Basic earnings per share:
 Income before extraordinary gain                  $       .01      $       .06
 Extraordinary gain                                        .02              .08
                                                   -----------      -----------
Net income                                         $       .03      $       .14
                                                   ===========      ===========
Diluted earnings per share:
 Income before extraordinary gain                  $       .01      $       .02
 Extraordinary gain                                        .00              .02
                                                   -----------      -----------
Net income                                         $       .01      $       .04
                                                   ===========      ===========

                              DVL, INC. -- TABLE 1
            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (5)

                        DECEMBER 31, 2000 (In Thousands)

                                                        Net     Under-
                 Location of                            Mtg.    Lying                                    Security
Affiliated        Property       Mortgage  Unearned    Loan     Loan               Monthly              [Mortgage(s)
Partnership     Securing Loan    Balance   Interest   Receiv.  Balance    Yield    Amort.    Maturity      Upon]        Tenant(s)
-----------------------------------------------------------------------------------------------------------------------------------
Alexandria      Wellsville, NY   $   847   $   622    $  225   $    30     51%       $ 1     February   Land and       Eckerd
Associates                                                                                   2027       a commercial   Stores, Inc.
                                                                                                        building (1)

Alma            Alma, AR           1,929       738     1,191       776     15%       $12     March      Land and       Wal-Mart
Associates (3)                                                                               2027       a commercial   Stores, Inc.
                                                                                                        building (1)

Ava Associates  Ossipee, NH          812       549       263         -     16%       $ -     February   Land and       Hannaford
Associates (3)                                                                               2027       a commercial   Bros. Co.
                                                                                                        building (1)

Brent           Brent, AL          1,440       532       908       587     15%       $ 9     February   Land and       Wal-Mart
Associates (3)                                                                               2027       a commercial   Stores, Inc.
                                                                                                        building (1)

Champlain       Champlain, NY      1,370       734       636         -     21%       $ -     January    Land and       Ames Dept.
Associates                                                                                   2020       a commercial   Stores, Inc.
                                                                                                        building (1)

Checotah        Checotah, OK       1,514       612       902       596     15%       $ 9     February   Land and       Wal-Mart
Associates (3)                                                                               2027       a commercial   Stores, Inc.
                                                                                                        building (1)

Fairbury        Fairbury, NE       1,750       731     1,019       685     15%       $10     August     Land and       Wal-Mart
Associates (3)                                                                               2027       a commercial   Stores, Inc.
                                                                                                        building (1)

Fort Edward     Fort Edward, NY    1,436        73     1,363         -     12%       $14     May        Land and a     Grand Union
Associates                                                                                   2029       supermarket    Stores, Inc.

FYS             Yakima, WA           393        85       308         -     10%       $ 1     August     Land and a     Kroger Co.
Associates                                                                                   2021       supermarket

Hoosick Falls   Hoosick Falls, NY  1,363       657       706         -     15%       $10     August     Land and a     Grand Union
Associates                                                                                    2021      supermarket    Stores, Inc.

            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (5)

                        DECEMBER 31, 2000 (In Thousands)

                                                       Net      Under-
                 Location of                           Mtg.     Lying                                 Security
Affiliated        Property       Mortgage  Unearned   Loan      Loan            Monthly               [Mortgage(s)
Partnership     Securing Loan    Balance   Interest  Receiv.   Balance   Yield  Amort.    Maturity     Upon]        Tenant(s)
------------------------------------------------------------------------------------------------------------------------------------
Jena            Jena, LA         $ 2,625   $ 1,905   $   720   $   658    35%     $ 1      February   Land and       Wal-Mart
Associates                                                                                 2027       a commercial   Stores, Inc.
                                                                                                      building (1)

Kinder          Kinder, LA            20         -        20         -    N/A      N/A       N/A      Land and       Wal-Mart
Associates (6)                                                                                        a commercial   Stores, Inc.
                                                                                                      building (1)

Orange Park     Jacksonville, FL   1,426       567       859       827    12%     $9 with  January    Land and       Toys "R" Us,
Associates                                                                        a final  2020       a commercial   Inc.
                                                                                  pmt. of             building (1)
                                                                                  $672

Port Isabel     Port Isabel, TX    2,106       773     1,333       844    15%     $12      February   Land and       Wal-Mart
Associates (3)                                                                             2027       a commercial   Stores, Inc.
                                                                                                      building (1)

Stigler         Stigler, OK        2,577     1,895       682       579    28%     $ 2      August     Land and       Wal-Mart
Associates                                                                                 2027       a commercial   Stores, Inc.
                                                                                                      building (1)

St.  Albans     St.  Albans, VT    1,930       829     1,101       828    30%     $15      May        Land and a     Fonda Group
Associates                                                                                 2029       commercial
                                                                                                      building (1)

Tilton          Tilton, NH         1,287       775       512         -    N/A     $13      September  Land and a     Various
Associates (2)                                                                             2020       shopping       unaffiliated
                                                                                                      center         companies

Watseka         Watseka, IL        1,101       263       838       704    12%     Varying  December   Land and a     K Mart
Associates                                                                                 2015       commercial     Corporation (4)
                                                                                                      building (1)
                                 -------   -------   -------   -------
                                 $25,926   $12,340   $13,586   $ 7,114

--------------

(1)  These loans are wrap-around loans.

(2) In early 2001, the property that secures this loan was sold at a foreclosure auction. DVL is awaiting finalization of this sale and anticipates receiving proceeds on its mortgage loan.

(3) These loans were restructured as part of the Limited Partner Settlement. The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.

(4) Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.

(5) DVL's net investment in these mortgages was $6,472,000 and $4,659,000 at December 31, 2000 and 1999, respectively. The increase resulted from the purchase of eight new mortgage loans in 2000 partially offset by collections on certain mortgages.

(6) This loan was purchased and the property was sold during 2000. Amount shown reflects amounts due at December 31, 2000 that was satisfied in 2001.

                              DVL, INC. -- TABLE 2
              LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS

                        DECEMBER 31, 2000 (In Thousands)

                                                   Partner-  Under-   Net Amt.  Net
                            Location               ship      lying    of Col-   Mtg.
                            of Property            Mortgage  Loan     lateral   Loans
Affiliated Partnership      Securing Loan          Balance   Balance  Pledged   Recvable   Maturity        Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Aledo Associates LP         Aledo, IL (2)(5)       $ 1,929   $ 1,019  $   910   $ 1,262    November 2018    Wal-Mart Stores, Inc.
Caldwell Associates         Caldwell, TX (2)         1,695       895      800     1,160    May 2019         Wal-Mart Stores, Inc.
Cherokee Associates         Woodstock, GA (2)        2,997     2,836      161     2,850    July 2023        Wal-Mart Stores, Inc.
Clinton Associates          Clinton, IL (2)(5)       3,395       838    2,557     1,932    June 2029        Wal-Mart Stores, Inc.
Columbus Associates         Columbus, TX (2)(5)      3,875       968    2,907     1,889    December 2029    Wal-Mart Stores, Inc.
Covington Associates        Covington, GA (2)(5)     4,705     1,346    3,359     1,960    January 2030     Wal-Mart Stores, Inc.(4)
Douglas Associates          Douglas, GA (2)(5)       2,208       997    1,211     2,179    December 2023    Wal-Mart Stores, Inc.
                                                                                                             operating as - Buds

Douglasville Associates     Douglasville, GA (2)(5)  5,809     1,463    4,346     3,308    June 2031        Wal-Mart Stores, Inc.
Elmira Associates           Elmira, NY (2)             724         -      724       285    November 2021    Fays Drug Company, Inc.
Iowa Park Associates LP     Iowa Park, TX (2)        1,770       740    1,030     1,021    March 2021       Wal-Mart Stores, Inc.
Lawrenceburg Associates     Lawrenceburg, KY (2)     2,986       798    2,188     1,102    December 2029    Wal-Mart Stores, Inc.
Marlow Associates           Marlow, OK (2)(5)        2,551       638    1,913       853    December 2029    Wal-Mart Stores, Inc.
Marshall Associates LP      Marshall, IL (2)(5)      1,645       912      733     1,123    November 2018    Wal-Mart Stores, Inc.
Mt. Pleasant Associates LP  Mt. Pleasant, IA (2)(5)  2,387     1,217    1,170     1,525    November 2019    Wal-Mart Stores, Inc.
Robstown Associates LP      Robstown, TX (2)         1,959       889    1,070       962    October 2020     Wal-Mart Stores, Inc.(4)
Sonya Associates LP         Booneville, MO (2)       1,625       991      634     1,243    June 2018        Wal-Mart Stores, Inc.
Southfield Associates       Southfield, MI (3)       3,483       659    2,824       904    July 2026        Pitney-Bowes, Inc.
Van Buren Associates LP     Clinton, AR (2)          1,383       812      571     1,036    April 2020       Wal-Mart Stores, Inc.
Waynesboro Associates LP    Waynesboro, MS (2)(5)        -         -        -        10    January 2019     Wal-Mart Stores, Inc.(4)
Winder Associates           Winder, GA (2)           1,827       887      940     1,449    March 2021       Wal-Mart Stores, Inc.
                                                   -------   -------  -------   -------

                                                   $48,953   $18,905  $30,048   $28,053

----------

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

(5) The property securing this mortgage was sold in 2000. Amount shown reflects amounts due at December 31, 2000 that was satisfied in 2001.

(6) DVL's total loan balances of these mortgages were $28,053,000 and $31,803,000 at December 31, 2000 and 1999, respectively. The decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Clanton and Waynesboro) and collections on certain mortgages.