Form 10-Q
period 2001-03-31
DVL INC /DE/
filed 2001-05-14
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               -------------------------------------------

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

            Class                          Outstanding at May 14, 2001
-----------------------------              --------------------------------
Common Stock, $.01 par value                           16,560,450

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Item 1 - Financial Information:                       Page No.'s
                                                                ----------

          Consolidated Balance Sheets -
          March 31, 2001 (unaudited) and December 31, 2000          1-2

          Consolidated Statements of Operations -
          Three Months Ended March 31, 2001 (unaudited)
           and 2000 (unaudited)                                     3-4

          Consolidated Statement of Shareholders' Equity for
           the Three Months Ended March 31, 2001 (unaudited)        5

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2001 (unaudited)
           and 2000 (unaudited)                                     6-7

          Notes to Consolidated Financial Statements (unaudited)    8-11

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations            12-17

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                        17


Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 18

          Signature                                                 19

          Exhibit Index                                             20

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     March 31,     December 31,
                                                       2001            2000
                                                  -------------   -------------
ASSETS                                             (unaudited)
------

Loans receivable (including amounts maturing
   after one year)
   Affiliates:
     Mortgages due from affiliated partnerships      $  52,291       $ 53,979
     Unearned interest                                 (11,536)       (12,340)
                                                      --------       --------
     Net mortgage loans receivable from affiliated
      partnerships                                      40,755         41,639

  Others:
     Non-performing loans collateralized by limited
      partnership interests                                379            389
     Due from affiliated partnerships                        -             12
                                                      --------       --------
  Total loans receivable                                41,134         42,040
  Allowance for loan losses                              5,534          5,534
                                                      --------       --------
  Net loans receivable                                  35,600         36,506

Residual interests in securitized portfolios            26,089              -
Cash (including restricted cash of $213 for 2001
  and 2000)                                              1,738          1,184
Distributions and fees due from affiliated
  partnerships                                             125            158
Investments
  Real estate at cost (net of accumulated
    depreciation of $45 for 2001 and $26 for 2000)       4,089          3,737
  Real estate lease interests                            1,182          1,215
  Affiliated limited partnerships (net of allowances
   for losses of $645 and $647, respectively)            1,150          1,157
  Other investments (net of allowances for losses of
   $400 for 2001 and 2000)                                 648            648
Prepaid financing and other assets                         479            832
                                                      --------       --------
    Total assets                                      $ 71,100       $ 45,437
                                                      ========       ========




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)




                                                       March 31,    December 31,
                                                         2001          2000
                                                      ---------     ------------
                                                     (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Underlying mortgages payable                         $ 25,492        $ 26,019
  Notes Payable - Receivables IIA                        25,325               -
  Long-term debt - Blackacre Bridge Capital, LLC          2,143           2,080
  Long-term debt - Rumson                                   173             202
  Long-term debt - Other                                  5,425           5,577
  Notes payable - litigation settlement                   3,140           3,028
  Asset Service Fee Payable - NPO                           385             373
  Investment banking fee due to affiliates                  450               -
  Accounts payable, security deposits and
    accrued liabilities                                     834             585
                                                       --------        --------
     Total liabilities                                   63,367          37,864
                                                       --------        --------

Commitments and contingencies

Shareholders' equity:
  Preferred  stock $10.00 par value,  authorized -
    100 shares for 2001 and 2000,
    issued - 100 shares
    for 2000 and 1999                                         1               1
  Preferred stock, $.01 par value, authorized 5,000,000
    shares for 2001 and 2000, issued - 0 shares for
     2001 and 2000                                            -               -
  Common stock, $.01 par value, authorized -
   90,000,000 shares for 2001 and 2000, issued -
    16,560,450 shares for 2001 and 2000                     166             166
  Additional paid-in capital                             95,362          95,288
  Deficit                                               (87,796)        (87,882)
                                                       --------        --------
     Total shareholders' equity                           7,733           7,573
                                                       --------        --------
     Total liabilities and shareholders' equity        $ 71,100        $ 45,437
                                                       ========        ========



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)(unaudited)

                                                    Three Months Ended
                                                         March 30,
                                                     2001         2000
                                                  ----------   ---------

Income from affiliates:
  Interest on mortgage loans                      $      897    $    895
  Gain on satisfaction of mortgage loans                 151           -
  Partnership management fees                            107         106
  Transaction and other fees from partnerships            68           -
  Distributions from investments                          57          32
  Rent and other income                                    2           2
Income from others:
  Net rental income (including depreciation of
    $19 for 2001 and $3 for 2000)                        180         162
  Distributions from investments                          38           -
  Management fees                                         34          50
  Other income and interest                               12          10
                                                  ----------    --------
                                                       1,546       1,257
                                                  ----------    --------
Operating expenses:
  Recovery of provision for losses                        (3)         (5)
  Interest on underlying mortgages                       541         568
  General and administrative                             309         326
  Asset Servicing Fee - NPO Management LLC               156         150
  Legal and professional fees                            107          68
Interest expense
  Blackacre Bridge Capital, LLC                           71          66
  Litigation Settlement Notes                            128         124
  NPO                                                     12          55
  Rumson                                                   5           -
  Others                                                 148          31
                                                  ----------    --------
                                                       1,474       1,383
                                                  ----------    --------

Operating income (loss) before extraordinary gain         72        (126)
Extraordinary gain on the settlements
 of indebtedness                                          14          23
                                                  ----------    --------
Net income (loss)                                 $       86    $   (103)
                                                  ==========    ========


                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)


                                                 Three Months Ended
                                                     March 31,
                                                2001            2000
                                              ----------     ----------

Basic earnings (loss) per share:
  Income (loss) before extraordinary gain    $       .01     $     (.01)
  Extraordinary gain                                 .00            .00
                                             -----------     ----------
      Net income (loss)                      $       .01           (.01)
                                             ===========     ==========

Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain    $       .00     $     (.01)
  Extraordinary gain                                 .00            .00
                                             -----------     ----------
      Net income (loss)                      $       .00     $     (.01)
                                             ===========     ==========
Weighted average shares outstanding -
  basic                                       16,560,450     16,560,450
Effect of dilutive securities                147,071,400              -
                                             -----------     ----------
Weighted average shares outstanding -        163,631,850     16,650,450
  diluted                                    ===========     ==========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                Preferred Stock      Common Stock      Additional
                                ---------------   --------------------  paid-in
                                 Shares  Amount     Shares     Amount   capital    Deficit     Total
                                -------- ------   ----------- -------- ---------- ---------   -------

Balance-January 1, 2001              100  $   1    16,560,450  $   166   $95,288  $ (87,882)  $ 7,573

Issuance of Warrants in
  Connection with the purchase
  of residual interests in
  securitized portfolios               -      -          -          -         74          -        74

Net income                             -      -          -          -          -         86        86
                                 -------  -----    ----------  -------   -------  ---------   -------
Balance-March 31, 2001               100  $   1    16,560,450  $   166   $95,362  $ (87,796)  $ 7,733
                                 =======  =====    ==========  =======   =======  =========   =======

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                 2001          2000
                                                               --------      --------
Cash flows from operating activities:
 Income (loss) before extraordinary gain                       $     72      $   (126)
  Adjustments to reconcile net income (loss) before
   extraordinary gains to net cash provided by (used in)
   operating activities
    Recovery of provision for losses                                 (3)           (5)
    Accrued interest added to indebtedness                           68            65
    Gain on satisfactions of mortgage loans                        (151)            -
    Depreciation                                                     21             6
    Amortization of unearned interest on loan receivables           (29)          (13)
    Amortization of real estate lease interests                      33            34
    Imputed interest on notes                                       128           124
    Net decrease (increase) in other assets                         228           (97)
    Net increase (decrease) in accounts payable and accrued
     liabilities                                                      9          (120)
    Net increase in asset service
     fee payable - NPO                                               12            54
    Net decrease in due from affiliated partnerships                 12            34
    Net decrease (increase) in distributions and fees due
     from affiliated partnerships                                    33          (239)
                                                                -------        ------

      Net cash provided by (used in) operating activities           433          (283)
                                                                -------        ------
Cash flows from investing activities:

  Investments in loans receivable                                     -        (1,526)
  Collections on loans receivable                                 1,077           399
  Real estate acquisitions and capital improvements                (248)          (18)
  Net decrease in affiliated limited partnership
   interests and other investments                                    7             7
                                                                -------        ------
      Net cash provided by (used in) investing activities           836        (1,138)
                                                                -------        ------

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)


                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2001       2000
                                                            --------   --------
Cash flows from financing activities:

  Proceeds from new borrowings                              $    200    $ 2,525
  Repayment of indebtedness                                     (386)       (87)
  Payments on underlying mortgages payable                      (527)      (493)
  Payments related to debt tender offers and redemptions          (2)        (3)
                                                            --------    -------

     Net cash (used in) provided by financing activities        (715)     1,942
                                                            --------    -------

Net increase in cash                                             554        521
Cash, beginning of period                                      1,184      1,270
                                                            --------    -------

Cash, end of period                                         $  1,738    $ 1,791
                                                            ========    =======

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                  $    601    $   568
                                                            ========    =======


Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offers
    and redemptions                                         $     14    $    23
                                                            ========    =======

  Residual interests in securitized portfolios              $ 26,089    $     -
                                                            ========    =======

  Notes Payable - Receivables IIA                           $ 25,325    $     -
                                                            ========    =======



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2001 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three months ended March 31, 2000 have been reclassified to conform to the presentation for the three months ended March 31, 2001. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Loans Receivable

      DVL, as holder of a second mortgage on a property owned by an Affiliated Limited Partnership, received approximately $829,000 as partial payment of amounts due under its mortgage resulting from a foreclosure by the senior mortgage lender. The aggregate net proceeds received by DVL from this partnership was $151,000 greater than DVL's carrying value, which resulted in a gain on satisfaction of mortgages during the quarter ended March 31, 2001.

3.   Residual Interests In Securitized Portfolios

     On March 30, 2001, the Company's newly-formed wholly-owned subsidiary, S2 Holdings, Inc. ("S2"), entered into an agreement for the purchase of a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from Receivables II-A Holding Company LLC ("Seller"), a newly formed indirect wholly-owned subsidiary of a company engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles S2 to be allocated 99.9% of all items of income, loss and distribution. Receivables II-A owns all of the equity interests in three subsidiary limited liability companies that have previously acquired and securitized four portfolios of periodic payment receivables. Receivables II-A solely has the right to receive the residual cash flow from the securitized receivables after payment to the securitized noteholders.

     On April 27, 2001, S2 purchased its interest for an aggregate purchase price of $26,089,000, including costs of $690,000. The purchase price was paid by the issuance of promissory notes by S2 in the aggregate amount of $25,325,000, which are limited recourse and principal and interest are payable from the future monthly cash flow received by S2 as distributions from the periodic payment receivables owned by Receivables II-A's subsidiaries. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of S2's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price may be increased or decreased, from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance by DVL of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $2,532,500 of the purchase price. Payments, if any, due under this guaranty are payable after December 31, 2021.

4.   Note Payable - Litigation Settlement/Debt Tender Offer and Redemptions

     As a result of its 1993 settlement of a certain class action litigation, in December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum and are due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on the first five anniversary dates following the issuance of the Notes was payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the five anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of payment of any cash.

         The Company has had the option to redeem the outstanding Notes since January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the Notes will cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future some or all of its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

      Since October 1997, the Company conducted three cash tender offers (the "Offers") for its Notes at an offer price of $0.12 per $1.00 principal amount of its Notes. The first two Offers were financed with a loan from Blackacre, discussed below.

The results were as follows:

                Principal Amount    Principal Amount
                   of Notes             of Notes         Extraordinary       Date
                  Purchased by        Purchased by         Gains to          Offer
                      DVL              Blackacre             DVL          Terminated
                ----------------    ---------------     ------------    --------------
Offer # 1       $ 6,224,390          $   392,750         $   202,000   February 27, 1998
                                                             (1998)
                                                         $ 2,906,000
                                                             (1997)

Offer # 2       $ 2,413,652          $   423,213         $ 1,267,000   May 14, 1999
                                                             (1999)

Offer # 3       $   378,270          $    - 0 -          $   306,000   August 15, 2000
                                                             (2000)

      Notes with an aggregate principal amount of approximately $4,082,000 remain outstanding as of March 31, 2001 (carrying value $3,140,000). The Offers have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

         During December 2000, the Company gave notice of cash redemptions at face value of approximately $106,000 of Notes. As of March 31, 2001, cash in the amount of $22,000 was disbursed in connection with such redemption and the Company has accrued liabilities for additional amounts due. In addition, during the quarter ended March 31, 2001, the Company acquired Notes which had aggregate principal balances of approximately $16,000 for cash payments of approximately $2,000, which resulted in an extraordinary gain of $14,000 for the quarter ended March 31, 2001.

      In order to fund the acquisition of the Notes in the first and second offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre Capital Group, LLC ("Blackacre"), NPM Capital LLC ("NPM"), and NPO Management LLC ("NPO"), as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Arrangement including accrued interest were $2,143,000 as of March 31, 2001. In addition, Blackacre was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 in connection with the Offers under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the first Offer and $423,213 from the second Offer. DVL funded the third Offer with available cash.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to NPO under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. However, since April 27, 2000 the Company is required to pay principal payments in an amount equal to 15% of all proceeds that would otherwise be remitted to NPO, to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

5.  Real Estate
    -----------

         In the first quarter of 2001, DVL purchased the fee title to a parcel of land in Kearny, NJ from an unrelated third party for a purchase price of $365,000, plus closing costs. The acquisition was funded with cash and bank financing of $200,000. This bank financing accrues interest at the rate of 9.5% per annum and requires monthly interest- only payments until December 1, 2001, at which time the loan matures. The Company has the right to extend this loan until June 1, 2002.

6.  Other Transactions with Affiliates

    A.  Opportunity Fund
        ----------------

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

     As of May 1, 2001, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund for an aggregate purchase price of $900,000 payable in cash and notes and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. As of May 1, 2001, the Opportunity Fund owns eight mortgages. For the three months ended March 31, 2001 and 2000, DVL was paid approximately $33,000 and $0, respectively, from the investments by the Opportunity Fund, which was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

B. The Company has provided management, accounting, and administrative services to certain limited partnerships which are affiliated with NPO, Blackacre, or the Opportunity Fund. The management service contracts are as follows:

                             Fees Received For The    Fees Received For The
                              Three Months Ended       Three Months Ended
         Affiliate Of             03/31/01                 03/31/00
         ------------        ---------------------    ---------------------

      NPO and Blackacre (1)      $     -0-                 $  15,000
      NPO                        $   12,000                $  11,500
      Opportunity Fund           $    6,600                $   6,600
      NPO (2)                    $   97,000                $   6,000

(1) The Company has a 25% interest in profits after the investors receive a compounded internal rate of return of 20%.

(2) Of the total cash received, $91,000 represented prior deferred fees paid in the first quarter of 2001. The Company is entitled to a current fee of $2,000 per month and a deferred fee of $6,500 per month. In addition, the Company can earn an annual incentive fee.

C. Millennium Financial Services, an affiliate of NPO, received $4,616, and $1,771 for the three months ended March 31, 2001, and 2000, respectively, representing compensation and reimbursement of expenses for collection services provided to the Company with respect to collection on limited partner notes. The Company paid to Millennium Financial Services $25,000 for professional fees for each of the quarters ended March 31, 2001 and 2000.

D. In connection with the acquisition of residual interests in securitized portfolios an affiliate of NPO and a special director of the Company will be paid an investment banking fee of $450,000 for its services in connection with the origination, negotiation and structuring of the transaction. The fee will be payable without interest, over the next two years out of a portion of cash flow generated by the acquisition.

7.  Shareholder's Equity

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

8.  Contingent Liabilities

    In November 1992, DVL, Kenbee Management, Inc. ("Kenbee"), DVL's former manager, and the limited partners of certain affiliated partnerships reached a settlement in certain limited partnership class action litigation ("Limited Partner Settlement"). The Limited Partner Settlement established a settlement fund into which DVL is required to deposit a portion of the net cash flow received from Affiliated Limited Partnership mortgages and other loans receivable from Affiliated Limited Partnerships. For the three months ended
March  31,  2001  and  March  31,  2000,   DVL  accrued   $180,057  and  $6,249,
respectively, for amounts due to the fund. In addition, DVL is required to contribute 5% of it's net income based on Generally Accepted Accounting Principals less amortization of loans, in the years 2001 to 2012. The estimated amortization of the loans for 2001 is significant enough that no amounts were accrued for the first quarter.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This March 31, 2001 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
--------------------------------------------------------------------------------

DVL had net income (loss) from operations, net income (loss) after extraordinary items, and extraordinary gains, as follows:

                                       Three Months Ended    Three Months Ended
                                         March 31, 2001        March 31, 2000
                                       ------------------    ------------------


Net income (loss) from operations          $   72,000            $ (126,000)

Extraordinary gains                        $   14,000            $   23,000

Net income (loss) after
   extraordinary gains                     $   86,000            $ (103,000)

Interest income on mortgage loans from affiliates increased slightly from 2000 to 2001, whereas, interest expense on underlying mortgages decreased from 2000 to 2001. During 2000, the Company purchased eight new mortgage loans, some of which have underlying mortgages, however, the additional interest income and interest expense that are generated from these purchases were partially offset by the disposition of certain existing mortgage loans in DVL's mortgage portfolio.

Gains on satisfaction of mortgage loans were as follows:

                                        Three Months Ended    Three Months Ended
                                          March 31, 2001        March 31, 2000
                                        ------------------    ------------------

                                           $  151,000            $      -0-

The gain in 2001 was a result of the Company collecting net proceeds on the satisfaction of a mortgage loan that was greater than its carrying value.

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                        Three Months Ended    Three Months Ended
                                          March 31, 2001        March 31, 2000
                                        ------------------    ------------------

                                           $   68,000            $      -0-


Transaction and other fees were earned in connection with the sales of partnership properties.

Net rental income for others were as follows:

                                        Three Months Ended    Three Months Ended
                                          March 31, 2001        March 31, 2000
                                        ------------------    ------------------

                                           $  180,000            $  162,000

The primary reason for the increase in net rental income from 2000 to 2001 was lower costs, as well as, higher rents paid by new and existing tenants. Costs were lower due to lower repair and maintenance costs during the current quarter, as well as, a reduction in lease obligations due to the purchase in 2000 of a real estate asset which the Company had previously been leasing under a master lease agreement. These increases in net rental income were partially offset by a rent reduction granted to a tenant in September 2000 and greater depreciation expense due to the purchase of new real estate assets.

Distribution from investments from others increased in 2001 from 2000 primarily as a result of monies received from the Opportunity Fund (as defined below). During the first quarter of 2001, the Company received $33,000 from the Opportunity Fund.

The Company finalized settlement agreements that allow the Company to realize cash proceeds that exceed the carrying value in previously reserved limited partner notes receivables. As a result, DVL reflected a recovery in the provision for losses as follows:

                                        Three Months Ended    Three Months Ended
                                          March 31, 2001        March 31, 2000
                                        ------------------    ------------------

                                           $    3,000            $    5,000

General and administrative expenses decreased from 2000 to 2001. The primary reason for the decrease was lower stockholder costs during the current quarter due to the preparation and distribution of printed material during the first quarter of 2000. This decrease was partially offset by greater rent costs for the Company's office headquarters due to escalation charges and lower rental reimbursements.

The asset servicing fee due from the Company to NPO (as defined below) increased in 2001 from 2000 due to an increase in the consumer price index, pursuant to the agreement.

Legal and professional fees increased in 2001 as compared to 2000 primarily as a result of costs incurred relating to transactions, as well as, an increased amount due to the settlement fund as a result of such transactions.

Interest expense on the loan from Blackacre (as defined below) increased in 2001 as compared to 2000, as a result of compounding interest.

Interest expense on the Notes (as defined below) increased in 2001 from 2000. Additional Notes are issued every year for the interest that has accrued during such year. However, the interest cost was partially reduced as a result of DVL having repurchased Notes.

Interest expense associated with the NPO asset servicing fee decreased in 2001 from 2000. Interest accrues on all amounts due NPO and during 2000 such outstanding amount was reduced.

Interest expense relating to other debts increased in 2001 from 2000 due to an increase in amounts borrowed. During 2000, the Company borrowed an aggregate of $6,425,000 to fund the acquisition of eight new mortgages loans, the purchase of all of the real estate assets in an industrial park, and the refinancing of three existing mortgage receivables. Also, during the first quarter of 2001, the Company borrowed $200,000 to purchase a parcel of land.

Liquidity and Capital Resources
-------------------------------

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests in real estate, retained interests in securitized portfolios, interest on its mortgage portfolio, management fees from the operation of Affiliated Limited Partnerships and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. In addition, the Company's portfolio of loans to Affiliated Limited Partnerships currently produces equity build-up due to the payments of principal on mortgages on the properties senior to those held by the Company although such portfolio does not currently produce substantial cash flow to the Company.

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least January 2002. In the event that management determines that such cash flow is not sufficient, NPO has agreed to allow the Company to defer payment of its management fees. As of March 31, 2001, the Company owed approximately $385,000 to NPO. DVL believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

Residual Interest In Securitized Portfolios
-------------------------------------------

      On March 30, 2001, the Company's newly-formed wholly-owned subsidiary, S2 Holdings, Inc. ("S2"), entered into an agreement for the purchase of a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from Receivables II-A Holding Company LLC ("Seller"), a newly formed indirect wholly-owned subsidiary of a company engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles S2 to be allocated 99.9% of all items of income, loss and distribution. Receivables II-A owns all of the equity interests in three subsidiary limited liability companies that have previously acquired and securitized four portfolios of periodic payment receivables. Receivables II - A solely has the right to receive the residual cash flow from the securitized receivables after payment to the securitized noteholders.

     On April 27, 2001, S2 purchased its interest for an aggregate purchase price of $26,089,000, including costs of $690,000. The purchase price was paid by the issuance of promissory notes by S2 in the aggregate amount of $25,325,000, which are limited recourse and principal and interest are payable from the future monthly cash flow received by S2 as distributions from the periodic payment receivables owned by Receivables II-A's subsidiaries. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of S2's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price may be increased or decreased, from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance by DVL of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $2,532,500 of the purchase price. Payments, if any, due under this guaranty are payable after December 31, 2021.

     The purchase agreement contains annual minimum and maximum levels of cash flow that will be retained by S2, after the payment of interest and principal on the notes, which are as follows:

                     Years            Minimum           Maximum
                     -----            -------           -------

                  2001 to 2009       $462,500           $500,000
                  2010 to 2015        700,000            750,000
                  2016 to 2021        700,000              None

Debt Tenders and Redemptions
----------------------------

      Since October 1997, the Company conducted three cash tender offers (the "Offers") at a price of $0.12 per $1.00 principal amount of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"). The first two Offers were financed with a loan from Blackacre discussed below.

The results were as follows:

                Principal Amount    Principal Amount
                    of Notes            of Notes        Extraordinary       Date
                  Purchased by        Purchased by        Gains to          Offer
                      DVL              Blackacre             DVL          Terminated
               ----------------     ----------------    -------------     ----------
Offer # 1       $ 6,224,390          $   392,750         $   202,000    February 27, 1998
                                                             (1998)
                                                         $ 2,906,000
                                                             (1997)

Offer # 2       $ 2,413,652          $   423,213         $ 1,267,000    May 14, 1999
                                                             (1999)

Offer # 3       $   378,270          $    - 0 -          $   306,000    August 15, 2000
                                                             (2000)

         The Company has had the option to redeem the outstanding Notes since January 1, 1999 by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the Notes will cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future some or all its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

      Notes with an aggregate principal amount of approximately $4,082,000 remain outstanding as of March 31, 2001 (discounted value $3,140,000). The Offers have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

         During December 2000, the Company gave notice of cash redemptions at face value of approximately $106,000 of Notes. As of March 31, 2001, cash in the amount of $22,000 was disbursed in connection with such redemption and the Company has accrued liabilities for additional amounts due. In addition, during the quarter ended March 31, 2001, the Company acquired Notes which had aggregate principal balances of approximately $16,000 for cash payments of approximately $2,000, which resulted in an extraordinary gain of $14,000 for the quarter ended March 31, 2001.

      In order to fund the acquisition of the Notes in the first and second Offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre Capital Group LLC ("Blackacre"), NPM Capital LLC ("NPM"), and NPO Management LLC ("NPO"), as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Arrangement including accrued interest were $2,143,000 as of March 31, 2001. In addition, Blackacre was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the First Offer and $423,213 from the second Offer. DVL funded the third Offer with available cash.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by all of the assets of the Company currently pledged to NPO under the Amended Loan Agreement and the other documents executed in connection therewith. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. However, since April 27, 2000 the Company is required to pay principal payments in an amount equal to 15% of all proceeds that would otherwise be remitted to NPO, to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

Acquisitions and Financings
---------------------------

Loans which are scheduled to become due in the coming years are as follows:

                                                   Original        Balance
                                                     Loan           Due at         Due
Purpose                    Creditor                 Amount      March 31, 2001     Date
-------                    --------             -------------   --------------     ----

Repurchase of Notes
Issued by the Company      Blackacre             $ 1,560,000     $  2,143,000    09/30/02


Purchase of Mortgages      Unaffiliated Bank(1)  $ 1,000,000     $    970,000    05/01/06


Purchase of a Mortgage
and Refinancing of
Existing Mortgages         Unaffiliated Bank(1)  $ 1,450,000     $  1,255,000    04/01/05


Purchase of Real Estate
Assets                     Unaffiliated Bank(2)  $ 3,000,000     $  3,000,000    12/01/01


Purchase of Land           Unaffiliated Bank(2)  $   200,000     $    200,000    12/01/01


Purchase of Mortgages      Rumson                $   200,000     $    173,000    08/31/02

(1)  This loan self-amortizes.
(2) The Company has the right to extend its loan until June 1, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DVL has no substantial cash flow exposure due to interest rate changes for long term debt obligations, because a majority of the long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount or the acquisition of mortgage loans.

    DVL's ability to realize on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

                        Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:

         11    - Statement RE:  Computation of Earnings Per Share - Three Months

(B) There were no reports of Form 8-K filed during the three months ended March 31, 2001.

SIGNATURE
---------


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



May 14, 2001

                               EXHIBIT INDEX
                               -------------


         11    - Statement RE:  Computation of Earnings Per Share - Three Months