Form 10-Q
period 2001-06-30
DVL INC /DE/
filed 2001-08-10
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: _X_         No: ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at August 10, 2001
-----------------------------              --------------------------------
Common Stock, $.01 par value                           16,560,450

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX


Part I.   Item 1 - Financial Information:                               Pages
                                                                        -----

          Consolidated Balance Sheets -
          June 30, 2001 (unaudited) and December 31, 2000                1-2

          Consolidated Statements of Operations -
          Three Months Ended June 30, 2001 (unaudited)
           and 2000 (unaudited)                                          3,5

          Consolidated Statement of Operations -
          Six Months Ended June 30, 2001 (unaudited)
           and 2000 (unaudited)                                          4-5

          Consolidated Statement of Shareholders' Equity -
          Six Months Ended June 30, 2001(unaudited)                      6

          Consolidated Statements of Cash Flows -
          Six Months ended June 30, 2001(unaudited)
           and 2000 (unaudited)                                          7-8

          Notes to Consolidated Financial Statements (unaudited)         9-13

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 14-21

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                             21



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                      22

          Signature                                                      23

          Exhibit Index                                                  24

                         Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     June 30,      December 31,
                                                       2001            2000
                                                  -------------   -------------
ASSETS                                             (unaudited)
------

Loans receivable (including amounts maturing after one year)

  Affiliates:
     Mortgage loans receivable from affiliated
      partnerships (net of unearned interest of
      $11,508 for 2001 and $12,340 for 2000)          $ 38,294       $ 41,639

  Allowance for loan losses                              5,235          5,250
                                                      --------       --------
  Net mortgage loans receivable                         33,059         36,389

Residual interests in securitized portfolios            28,472              -

Cash (including restricted cash of $260 and
  $213 for 2001 and 2000)                                2,460          1,184

Distributions and fees due from affiliated
  partnerships                                             141            158

Investments
  Real estate at cost (net of accumulated
    depreciation of $65 for 2001 and $26 for 2000)       4,070          3,737

  Real estate lease interests                            1,148          1,215

  Affiliated limited partnerships (net of allowances
   for losses of $540 and $647, for 2001 and 2000)       1,063          1,157

  Other investments (net of allowances for losses of
   $400 for 2001 and 2000)                                 648            648

Prepaid financing and other assets                         525            949
                                                      --------       --------
    Total assets                                      $ 71,586       $ 45,437
                                                      ========       ========



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)



                                                        June 30,    December 31,
                                                          2001          2000
                                                       ---------     -----------
                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

  Underlying mortgages payable                        $  23,586      $  26,019
  Notes Payable - Receivables II-A                       27,609             --
  Long-term debt - Blackacre Bridge Capital, LLC          2,016          2,080
  Long-term debt - Rumson                                   122            202
  Long-term debt - Other                                  5,316          5,577
  Notes payable - litigation settlement                   2,562          2,922
  Redeemed notes payable - litigation settlement            636            106
  Asset Servicing Fee Payable - NPO                         401            373
  Investment banking fee due to affiliates                  450             --
  Accounts payable, security deposits and
    accrued liabilities                                     529            585
  Deferred Income                                           210             --
                                                      ---------      ---------
     Total liabilities                                   63,437         37,864
                                                      ---------      ---------

Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized -
    100 shares for 2001 and 2000, issued -
    100 shares for 2001 and 2000                              1              1
  Preferred stock, $.01 par value, authorized
    5,000,000 shares for 2001 and 2000, issued -
    0 shares for 2001 and 2000                               --             --
  Common stock, $.01 par value, authorized -
    90,000,000 shares for 2001 and 2000, issued -
    16,560,450 shares for 2001 and 2000                     166            166
  Additional paid-in capital                             95,362         95,288
  Deficit                                               (87,380)       (87,882)
                                                      ---------      ---------
     Total shareholders' equity                           8,149          7,573
                                                      ---------      ---------
     Total liabilities and shareholders' equity       $  71,586      $  45,437
                                                      =========      =========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)(unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                     2001        2000
                                                  ----------  ----------

Income from affiliates:

  Interest on mortgage loans                      $      737   $     737
  Gain on satisfaction of mortgage loans                 176         280
  Partnership management fees                             94          96
  Transaction and other fees from partnerships           137         164
  Distributions from investments                          33          36
  Rent and other income                                    2           1

Income from others:

  Interest income - residual interests                   783           -
  Net rental income (including depreciation of
    $20 for 2001 and $3 for 2000)                        191         142
  Distributions from investments                          56           -
  Management fees                                        172          49
  Other income and interest                               20          18
                                                  ----------  ----------
                                                       2,401       1,523
                                                  ----------  ----------
Operating expenses:

  General and administrative                             347         305
  Asset Servicing Fee - NPO Management LLC               162         161
  Legal and professional fees                             71          55

Interest expense:

  Underlying mortgages                                   528         611
  Receivables II-A                                       522           -
  Blackacre Bridge Capital, LLC                           71          67
  Litigation Settlement Notes                            115         127
  NPO                                                     13          34
  Rumson                                                   5           -
  Others                                                 151         144
                                                  ----------  ----------
                                                       1,985       1,504
                                                  ----------  ----------

Operating income before extraordinary gain               416          19

Extraordinary gain on the settlements
 of indebtedness                                           -         126
                                                  ----------   ---------
Net income                                        $      416   $     145
                                                  ==========   =========


                                      (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)(unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                  -----------------------
                                                     2001         2000
                                                  ----------   ----------

Income from affiliates:

  Interest on mortgage loans                      $    1,634   $    1,632
  Gain on satisfaction of mortgage loans                 327          280
  Partnership management fees                            201          202
  Transaction and other fees from partnerships           205          164
  Distributions from investments                          90           68
  Rent and other income                                    4            3

Income from others:

  Interest income - residual interests                   783           --
  Net rental income (including depreciation of
    $39 for 2001 and $6 for 2000)                        371          304
  Distributions from investments                          94           --
  Management fees                                        206           99
  Other income and interest                               32           28
                                                  ----------   ----------
                                                       3,947        2,780
                                                  ----------   ----------
Operating expenses:

  Recovery of provision for losses                        (3)          (5)
  General and administrative                             656          631
  Asset Servicing Fee - NPO Management LLC               318          311
  Legal and professional fees                            178          123

Interest expense:

  Underlying mortgages                                 1,069        1,179
  Receivables II-A                                       522           --
  Blackacre Bridge Capital, LLC                          142          133
  Litigation Settlement Notes                            243          251
  NPO                                                     25           89
  Rumson                                                  10           --
  Others                                                 299          175
                                                  ----------   ----------
                                                       3,459        2,887
                                                  ----------   ----------
Operating income (loss) before extraordinary
  gain                                                   488         (107)
Extraordinary gain on the settlements of
 indebtedness                                             14          149
                                                  ----------   ----------
  Net income                                      $      502   $       42
                                                  ==========   ==========


                                    (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                      June 30,
                                                2001           2000           2001           2000
                                            ------------   ------------   ------------   ------------
Basic earnings (loss) per share:
  Income (loss) before extraordinary gain   $        .03   $        .00   $        .03   $       (.01)
  Extraordinary gain                                 .00            .01            .00            .01
                                            ------------   ------------   ------------   ------------
      Net income                            $        .03   $        .01   $        .03   $        .00
                                            ============   ============   ============   ============

Diluted earnings (loss) per share:
  Income (loss) before extraordinary gain   $        .00   $        .00   $        .00   $       (.01)
  Extraordinary gain                                 .00            .00            .00            .01
                                            ------------   ------------   ------------   ------------
      Net income                            $        .00   $        .00   $        .00   $        .00
                                            ============   ============   ============   ============
Weighted average shares outstanding -
  basic                                       16,560,450     16,560,450     16,560,450     16,560,450
Effect of dilutive securities                125,829,094     70,718,341    125,829,094             --
                                            ------------   ------------   ------------   ------------
Weighted average shares outstanding -        142,389,544     87,278,791    142,389,544     16,560,450
  diluted                                   ============   ============   ============   ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                Preferred Stock      Common Stock      Additional
                                ---------------   --------------------  paid-in
                                 Shares  Amount     Shares     Amount   capital    Deficit    Total
                                -------- ------   ----------- -------- ---------- --------- --------

Balance-January 1, 2001              100  $   1    16,560,450  $   166  $ 95,288  $ (87,882) $ 7,573

Issuance of Warrants in
  Connection with the purchase
  of residual interests in
  securitized portfolios               -      -          -          -         74          -       74

Net income                             -      -          -          -          -        502      502
                                 -------  -----    ----------  -------   -------    -------    -----
Balance-June 30, 2001                100  $   1    16,560,450  $   166  $ 95,362  $ (87,380) $ 8,149
                                 =======  =====    ==========  =======  ========  =========  =======

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2001        2000
                                                            -------     -------

Cash flows from operating activities:

 Income (loss) before extraordinary gain                    $   488     $  (107)
  Adjustments to reconcile net income
   (loss) before extraordinary gains to
   net cash provided by (used in)
   operating activities
    Recovery of provision for losses                             (3)         (5)
    Accrued interest added to indebtedness                      136         132
    Gain on satisfactions of mortgage loans                    (327)       (280)
    Depreciation                                                 39           6
    Amortization of unearned interest on
      loan receivables                                          (58)        (26)
    Amortization of real estate lease interests                  68          68
    Imputed interest on notes                                   243         251
    Net decrease in other assets                                302          88
    Net (decrease)in accounts payable and
      accrued liabilities                                      (296)       (126)
    Net increase (decrease) in asset service
      fee payable - NPO                                          28        (653)
    Net decrease (increase) in distributions
      and fees due from affiliated partnerships                  17         (20)
    Net increase in deferred income                             210         252
                                                            -------     -------


      Net cash provided by (used in)
        operating activities                                    847        (420)
                                                            -------     -------
Cash flows from investing activities:

  Investments in loans receivable                                --      (1,526)
  Collections on loans receivable                             3,715       2,823
  Real estate acquisitions and capital improvements            (248)        (15)
  Net decrease in affiliated limited partnership
   interests and other investments                               94          70
  Increase in principal of residual interests                   (98)         --
                                                            -------     -------
      Net cash provided by investing activities               3,463       1,352
                                                            -------     -------


                                        (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2001       2000
                                                            --------    -------
Cash flows from financing activities:

  Proceeds from new borrowings                              $    200    $ 2,525
  Repayment of indebtedness                                     (741)      (821)
  Payments on underlying mortgages payable                    (2,433)    (1,986)
  Payments on notes payable - Receivables II-A                    (1)        --
  Payments related to debt tender offers and redemptions         (59)       (32)
                                                            --------    -------

     Net cash (used in) provided by financing activities      (3,034)      (314)
                                                            --------    -------

Net increase in cash                                           1,276        618

Cash, beginning of period                                      1,184      1,270
                                                            --------    -------

Cash, end of period                                         $  2,460    $ 1,888
                                                            ========    =======

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                  $  1,291    $ 1,059
                                                            ========    =======


Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offers
    and redemptions                                         $     14    $   149
                                                            ========    =======

  Residual interests in securitized portfolios              $ 28,374    $    --
                                                            ========    =======

  Notes Payable - Receivables IIA                           $ 27,610    $    --
                                                            ========    =======

See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and six months ended June 30, 2001 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and six months ended June 30, 2000 have been reclassified to conform to the presentation for the three and six months ended June 30, 2001. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions in which Affiliated Limited Partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, subordinate to senior liens, on real estate owned by such Affiliated Limited Partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from Affiliated Limited Partnerships; and loans due from limited partners collateralized by their interests in Affiliated Limited Partnerships.

     During the first quarter of 2001, DVL, as the holder of a second mortgage on a property owned by an Affiliated Limited Partnership, received approximately $829,000 as partial payment of amounts due under its mortgage resulting from a foreclosure by the senior mortgage lender. The aggregate net proceeds received by DVL from this partnership was $151,000 greater than DVL's carrying value, which resulted in a gain on satisfaction of mortgages during the quarter ended March 31, 2001.

     During the second quarter of 2001, DVL as the general partner of two Affiliated Limited Partnerships, negotiated the sale of the partnerships' properties on which DVL held the wrap mortgages. The sale of the properties resulted in aggregate proceeds to DVL of $750,000. The proceeds received by DVL was approximately $176,000 greater than DVL's carrying value of the mortgages, which resulted in a gain on satisfaction of mortgages during the quarter ended June 30, 2001.

     Approximately $119,000 and $150,000 were paid by DVL as required by the Settlement (see Note 8)during the quarters ended March 31, 2001 and June 30, 2001, respectively.

3.   Residual Interests In Securitized Portfolios

     On March 30, 2001, the Company's newly-formed wholly-owned subsidiary, S2 Holdings, Inc. ("S2"), entered into an agreement for the purchase of a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles S2 to 99.9% of all items of income, loss and distribution of Receivables II-A which owns all of the equity interests in three subsidiary limited liability companies that have previously acquired and securitized four portfolios of periodic payment receivables. Receivables II-A has the right to receive the residual cash flow from the securitized receivables after payment to the securitized noteholders.

     S2 purchased its interest in Receivables II-A for an aggregate purchase price of $26,089,000, including costs of $690,000. The purchase price was paid by the issuance of limited recourse promissory notes by S2 in the aggregate amount of $25,325,000. Principal and interest are payable from the future monthly cash flow received by S2 as distributions from the periodic payment receivables owned by Receivables II-A's subsidiaries. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of S2's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance by DVL of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $2,532,500 of the purchase price. Payments, if any, due under this guaranty are payable after December 31, 2021.

In accordance with the purchase agreement, as of June 30, 2001, the residual interests in securitized portfolios and the notes payable to Receivables II-A increased by approximately $2,285,000 based on the performance of the underlying receivables.

In connection with the acquisition of residual interests in securitized portfolios an affiliate of NPO and the special director of the Company will be paid an investment banking fee of $450,000 for their services in connection with the origination, negotiation and structuring of the transaction. The fee will be payable without interest, over the next two years, from a portion of the monthly cash flow generated by the acquisition.

4.   Note Payable - Litigation Settlement/Debt Tender Offer and Redemptions

     As a result of its 1993 settlement of class action litigation, in December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum and are due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on the first five anniversary dates following the issuance of the Notes was payable, at the option of DVL, by the issuance of similar additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. On the five anniversary dates following the issuance of the Notes, the Company satisfied its interest obligations thereunder by issuing such additional Notes in lieu of payment of any cash.

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

The results were as follows:

               Principal       Principal
                 Amount         Amount
                of Notes       of Notes       Extraordinary          Date
             Purchased by    Purchased by       Gains to             Offer
                  DVL          Blackacre           DVL             Terminated
             ------------    ------------     -------------    -----------------

Offer # 1    $ 6,224,390      $  392,750       $   202,000     February 27, 1998
                                                   (1998)
                                               $ 2,906,000
                                                   (1997)

Offer # 2    $ 2,413,652      $  423,213       $ 1,267,000     May 14, 1999
                                                   (1999)

Offer # 3    $   378,270      $   - 0 -        $   306,000     August 15, 2000
                                                   (2000)


     Notes with an aggregate principal amount of approximately $3,514,000 remain outstanding as of June 30, 2001, with a carrying value of $2,562,000. The Offers have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

     During the period December 2000 through June 30, 2001, the Company gave notices of cash redemptions at face value of approximately $674,000 of Notes. As of June 30, 2001, cash in the amount of approximately $38,000 was disbursed in connection with such redemption and the Company has accrued liabilities of $636,000 as additional amounts due. In addition, during the quarter ended March 31, 2001, the Company acquired Notes which had aggregate principal balances of approximately $16,000 for cash payments of approximately $2,000, which resulted in an extraordinary gain of $14,000 for the quarter ended March 31, 2001.

     In order to fund the acquisition of the Notes in the first and second Offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre Capital Group, LLC ("Blackacre"), NPM Capital LLC ("NPM"), and NPO Management LLC ("NPO"), as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Arrangement including accrued interest were $2,016,000 as of June 30, 2001. In addition, Blackacre was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 in connection with the first and second Offers under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the first Offer and $423,213 from the second Offer. DVL funded the third Offer with available cash.

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

          As of August 1, 2001, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired a leasehold interest of a tenant of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund for an aggregate purchase price of $900,000 payable in cash and notes and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. As of August 1, 2001, the Opportunity Fund owns six mortgages.

          For the three and six months ended June 30, 2001, DVL was paid approximately $56,000 and $90,000, respectively, from the investments by the Opportunity Fund, which money was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund. No amounts were remitted during the period ended June 30, 2000.

B. The Company has provided management, accounting, and administrative services to certain limited partnerships which are affiliated with NPO, Blackacre, or the Opportunity Fund. The management service contracts are as follows:

                      Fees Received  Fees Received  Fees Received  Fees Received
                      For The Three  For The Three   For The Six    For the Six
                      Months Ended   Months Ended   Months Ended   Months Ended
Affiliate Of            06/30/01       06/30/00       6/30/01        6/30/00
------------          -------------  -------------  ------------   -------------

NPO and Blackacre (1)   $   -0-        $ 15,000       $    -0-       $  30,000
NPO                     $ 12,000       $ 12,000       $  24,000      $  24,000
Opportunity Fund        $  6,756       $  6,627       $  13,461      $  13,446
NPO (2)                 $  6,000       $  6,000       $ 103,000      $  12,000

(1) The Company has a 25% interest in profits after the investors receive a compounded internal rate of return of 20%.

(2) Of the total cash received for the six months ended June 30, 2001, $91,000 represented prior deferred fees paid in the first quarter of 2001. The Company is entitled to a current fee of $2,000 per month and a deferred fee of $6,500 per month. In addition, the Company can earn an annual incentive fee.

C. Millennium Financial Services, an affiliate of NPO, received approximately $9,000 and $1,000 for the three months ended June 30, 2001 and 2000, respectively, and approximately $14,000 and $16,000 for the six months ended June 30, 2001 and 2000, respectively, representing compensation and reimbursement of expenses for collection services. The Company paid to Millennium Financial Services $25,000 for professional fees for each of the quarters ended March 31, 2001 and 2000.

D. In connection with the acquisition of residual interests in securitized portfolios an affiliate of NPO and the special director of the Company will be paid an investment banking fee of $450,000 for their services in connection with the origination, negotiation and structuring of the transaction. The fee will be payable without interest, over the next two years from a portion of the monthly cash flow generated by the acquisition.

7.   Shareholder's Equity

     In February 2000, DVL amended its Certificate of  Incorporation in order to
(a) increase the number of authorized shares of DVL's common stock, $.01 par value, from 40,000,000 to 90,000,000 and (b) authorize 5,000,000 shares of "blank check" preferred stock, $.01 par value. However, based upon the current market price of the Company's common stock, there are not sufficient authorized shares to be issued upon the exercise of the warrants issued to NPM and the redemption of the Notes.

8.   Contingent Liabilities

     In November 1992, DVL, Kenbee Management, Inc. ("Kenbee"), DVL's former manager, and the limited partners of certain affiliated partnerships reached a settlement in certain limited partnership class action litigation ("Settlement"). The Settlement established a fund into which DVL is required to deposit a portion of the net cash flow received from Affiliated Limited
Partnership mortgages and other loans receivable from Affiliated Limited Partnerships. For the three months ended June 30, 2001 and 2000, DVL expensed approximately $218,000 and $115,000, and approximately $398,000 and $116,000 for the six months ended June 30, 2001 and 2000 respectively, for amounts due to the fund. These cost have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate. In addition, DVL is required to contribute 5% of its net income (based on generally accepted accounting principals) less amortization of loans, in the years 2001 to 2012. The estimated amortization of the loans for 2001 is significant enough that no amounts were accrued for the first and second quarters.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This June 30, 2001 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
--------------------------------------------------------------------------------

DVL had net income from operations, net income after extraordinary items, and extraordinary gains, as follows:

                                         Three Months Ended   Three Months Ended
                                           June 30, 2001         June 30, 2000
                                         ------------------   ------------------


Net income from operations                   $ 416,000            $  19,000

Extraordinary gains                          $   -0-              $ 126,000

Net income after extraordinary gains         $ 416,000            $ 145,000

Interest income on mortgage loans from affiliates was unchanged from 2000 to 2001, whereas, interest expense on underlying mortgages decreased from 2000 to 2001. During 2000, the Company purchased eight new mortgage loans, some of which have underlying mortgages and disposed of mortgage loans, some of which had underlying mortgages.

Gains on satisfaction of mortgage loans were as follows:

                                         Three Months Ended   Three Months Ended
                                            June 30, 2001       June 30, 2000
                                         ------------------   ------------------

                                             $ 176,000            $   280,000

The gains were a result of the Company collecting net proceeds on the satisfaction of a mortgage loan that was greater than its carrying value.

Transaction and other fees from Affiliated Limited Partnerships were as follows:


                                         Three Months Ended   Three Months Ended
                                           June 30, 2001         June 30, 2000
                                         ------------------   ------------------


                                             $ 137,000            $  164,000


Transaction and other fees were earned in connection with the sales of partnership properties.

Interest income on residual interest and interest expense due to Receivables II-A increased from 2000 to 2001 as DVL completed the new acquisition in March 2001.

Net rental income from others were as follows:

                                         Three Months Ended   Three Months Ended
                                           June 30, 2001        June 30, 2000
                                         ------------------   ------------------

                                             $ 191,000            $ 142,000

The increase in net rental income from 2000 to 2001 was the result of lower costs, as well as, higher rents paid by new and existing tenants. The reduction in costs was primarily due to a reduction in lease obligations resulting from the purchase in 2000 of a real estate asset which the Company had previously leased. The increase in net rental income was partially offset by a rent reduction granted to a tenant in September 2000 and greater depreciation expense resulting from the purchase of new real estate assets, as well as, higher insurance costs.

Distributions from investments from others increased in 2001 from 2000 primarily as a result of monies received from the Opportunity Fund (as defined below). During the three months ended June 30, 2001 and 2000, the Company received $56,000 and $0, from the Opportunity Fund.

Management fees from others increased in 2001 from 2000 primarily due to a new third party property management contract.

General and administrative expenses increased from 2000 to 2001. The primary reason for the increase was greater rent costs for the Company's office headquarters due to escalation charges and lower rental reimbursements, as well as, higher costs for licences and fees. The increase was partially offset by lower stockholder costs due to the preparation and distribution of printed material during 2000.

The asset servicing fee due from the Company to NPO (as defined below) increased in 2001 from 2000 due to an increase in the consumer price index, pursuant to the agreement.

Legal and professional fees increased in 2001 as compared to 2000 primarily as a result of an increase in the number of sale transactions.

Interest expense on the loan from Blackacre (as defined below) increased in 2001 as compared to 2000, as a result of compounding interest.

Interest expense on the Notes (as defined below) decreased in 2001 from 2000. The interest cost was reduced as a result of DVL having repurchased and redeemed Notes. However, this reduction was partially offset by the issuance of notes each year for the interest that has accrued during the year.

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

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
--------------------------------------------------------------------------------

DVL had net income (loss) from operations, net income after extraordinary items, and extraordinary gains, as follows:

                                          Six Months Ended      Six Months Ended
                                           June 30, 2001          June 30, 2000
                                          ----------------      ----------------


Net income (loss) from operations            $ 488,000            $ (107,000)

Extraordinary gains                          $  14,000            $  149,000

Net income after extraordinary gains         $ 502,000            $   42,000
                                             ---------            ----------

Interest income on mortgage loans from affiliates increased slightly from 2000 to 2001, whereas, interest expense on underlying mortgages decreased from 2000 to 2001. During 2000, the Company purchased eight new mortgage loans, some of which have underlying mortgages. The additional interest income and interest expense that are generated from these purchases were partially offset by the disposition of certain existing mortgage loans in DVL's mortgage portfolio.

Gains on satisfaction of mortgage loans were as follows:

                                          Six Months Ended      Six Months Ended
                                            June 30, 2001         June 30, 2000
                                          ----------------      ----------------

                                             $ 327,000            $  280,000

The gains were a result of the Company collecting net proceeds on the satisfaction of a mortgage loan that was greater than its carrying value.

Transaction and other fees from Affiliated Limited Partnerships were as follows:


                                          Six Months Ended      Six Months Ended
                                            June 30, 2001         June 30, 2000
                                          ----------------      ----------------


                                             $ 205,000            $  164,000


Transaction and other fees were earned in connection with the sales of partnership properties.

Interest income on residual interests and interest expense due to Receivables II-A increased from 2000 to 2001 as DVL completed this new acquisition in March 2001.

Net rental income from others were as follows:

                                          Six Months Ended      Six Months Ended
                                           June 30, 2001         June 30, 2000
                                          ----------------      ----------------

                                             $ 371,000            $  304,000

The primary reason for the increase in net rental income from 2000 to 2001 was lower costs, as well as, higher rents paid by new and existing tenants. The primary reason for the reduction in costs was due to a reduction in lease obligations resulting from the purchase in 2000 of real estate which the Company had previously leased. The increase in net rental income was partially offset by a rent reduction granted to a tenant in September 2000 and greater depreciation expense due to the purchase of new real estate assets, as well as, higher insurance costs.

Distributions from investments from others increased in 2001 from 2000 primarily as a result of monies received from the Opportunity Fund (as defined below). During the six months ended June 30, 2001 and 2000, the Company received $90,000 and $0 from the Opportunity Fund.

Management fees from others increased in 2001 from 2000 primarily due to a new third party property management contract.

The Company finalized settlement agreements that allow the Company to realize cash proceeds that exceed the carrying value in previously reserved limited partner notes receivables. As a result, DVL reflected a recovery in the provision for losses as follows:

                                          Six Months Ended      Six Months Ended
                                           June 30, 2001          June 30, 2000
                                          ----------------      ----------------


                                             $   3,000            $    5,000

General and administrative expenses increased from 2000 to 2001. The primary reason for the increase was greater rent costs for the Company's office headquarters due to escalation charges and lower rental reimbursements, as well as, higher costs for licences and fees. The increase was partially offset by lower stockholder costs due to the preparation and distribution of printed material during 2000.

The asset servicing fee due from the Company to NPO (as defined below) increased in 2001 from 2000 due to an increase in the consumer price index, pursuant to the agreement.

Legal and professional fees increased in 2001 as compared to 2000 primarily as a result of an increase in the number of sale transactions.

Interest expense on the loan from Blackacre (as defined below) increased in 2001 as compared to 2000, as a result of compounding interest.

Interest expense on the Notes (as defined below) decreased in 2001 from 2000. The interest cost was reduced as a result of DVL having repurchased and redeemed Notes. However, this reduction was partially offset due to the issuance of notes each year for the interest that has accrued during the year.

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

Liquidity and Capital Resources
-------------------------------

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests in real estate, retained interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages. In addition, the Company's portfolio of loans to Affiliated Limited Partnerships does not currently produce substantial cash flow to the Company. The majority of cash flow generated by the loans is used to pay mortgages on the properties senior to those held by the Company.

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least January 2002. In the event that management determines that such cash flow is not sufficient, NPO has agreed to allow the Company to defer payment of its management fees. As of June 30, 2001, the Company owed approximately $401,000 to NPO. DVL believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

RESIDUAL INTEREST IN SECURITIZED PORTFOLIOS

      On March 30, 2001, the Company's newly-formed wholly-owned subsidiary, S2 Holdings, Inc. ("S2"), entered into an agreement for the purchase of a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles S2 to be allocated 99.9% of all items of income, loss and distribution which owns all of the equity interests in three subsidiary limited liability companies that have previously acquired and securitized four portfolios of periodic payment receivables. Receivables II-A solely has the right to receive the residual cash flow from the securitized receivables after payment to the securitized noteholders.

     S2 purchased its interest in Receivables II-A for an aggregate purchase price of $26,089,000, including costs of $690,000. The purchase price was paid by the issuance of limited recourse of promissory notes by S2 in the aggregate amount of $25,325,000. Principal and interest are payable from the future monthly cash flow received by S2 as distributions from the periodic payment receivables owned by Receivables II-A's subsidiaries. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of S2's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance by DVL of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $2,532,500 of the purchase price. Payments, if any, due under this guaranty are payable after December 31, 2021.

     In accordance with the purchase agreement, as of June 30, 2001, the residual interests in securitized portfolios and the notes payable to Receivables II-A increased by approximately $2,285,000 based on the performance of the underlying receivables.

     In connection with the acquisition of residual interests in securitized portfolios an affiliate of NPO and the special director of the Company will be paid an investment banking fee of $450,000 for their services in connection with the origination, negotiation and structuring of the transaction. The fee will be payable without interest, over the next two years from a portion of the monthly cash flow generated by the acquisition.

     The purchase agreement contains annual minimum and maximum levels of cash flow that will be retained by S2, after the payment of interest and principal on the notes, which are as follows:

                     YEARS                    MINIMUM         MAXIMUM
                     -----                    -------         -------

                  2001 to 2009                $462,500        $500,000
                  2010 to final payment*       700,000         750,000

      *Final payment expected 2015

The company expects to receive significant cash flows after final payment of the notes.

DEBT TENDERS AND REDEMPTIONS


     Since October 1997, the Company conducted three cash tender offers (the "Offers") at a price of $0.12 per $1.00 principal amount of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"). The first two Offers were financed with a loan from Blackacre discussed below.

The results were as follows:

                Principal       Principal
                  Amount          Amount
                 of Notes        of Notes      Extraordinary       Date
               Purchased by    Purchased by      Gains to          Offer
                   DVL          Blackacre           DVL          Terminated
               ------------    ------------    -------------     ----------
Offer # 1      $ 6,224,390      $ 392,750       $   202,000    February 27, 1998
                                                    (1998)
                                                $ 2,906,000
                                                    (1997)

Offer # 2      $ 2,413,652      $ 423,213       $ 1,267,000    May 14, 1999
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

     Notes with an aggregate principal amount of approximately $3,514,000 remain outstanding as of June 30, 2001 with a discounted value of $2,562,000. The Offers have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

     During the period December 2000 through June 30, 2001, the Company gave notices of cash redemptions at face value of approximately $674,000 of Notes. As of June 30, 2001, cash in the amount of approximately $38,000 was disbursed in connection with such redemption and the Company has accrued liabilities of additional amounts due. In addition, during the quarter ended March 31, 2001, the Company acquired Notes which had aggregate principal balances of approximately $16,000 for cash payments of approximately $2,000, which resulted in an extraordinary gain of $14,000 for the quarter ended March 31, 2001.

     In order to fund the acquisition of the Notes in the first and second Offers and pay the related costs and expenses, the Company entered into an amended financing arrangement (the "BC Arrangement") with Blackacre Capital Group LLC ("Blackacre"), NPM Capital LLC ("NPM"), and NPO Management LLC ("NPO"), as of October 20, 1997, in the form of a Fourth Amendment to a Loan Agreement between such parties (as amended, the "Amended Loan Agreement), permitting the Company to borrow up to $1,760,000 (the amount actually borrowed by the Company pursuant to the BC Arrangement is referred to as the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Arrangement including accrued interest were $2,016,000 as of June 30, 2001. In addition, Blackacre was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the First Offer and $423,213 from the second Offer. DVL funded the third Offer with available cash.

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

ACQUISITIONS AND FINANCINGS

Loans which are scheduled to become due in the coming years are as follows:

                                                        Outstanding
                                           Original      Principal
                                             Loan        Balance at       Due
Purpose                     Creditor        Amount     June 30, 2001      Date
-------                     --------     -----------   -------------      ----

Repurchase of Notes       Blackacre(3)   $ 1,560,000    $ 2,016,000     09/30/02
Issued by the Company


Purchase of Mortgages     Unaffiliated   $ 1,000,000    $   931,000     05/01/06
                          Bank(1)(4)

Purchase of a Mortgage    Unaffiliated   $ 1,450,000    $ 1,185,000     04/01/05
and Refinancing of        Bank(1)(4)
Existing Mortgages


Purchase of Real Estate   Unaffiliated   $ 3,000,000    $ 3,000,000     12/01/01
Assets                    Bank(2)(5)


Purchase of Land          Unaffiliated   $   200,000    $   200,000     12/01/01
                          Bank(2)(6)

Purchase of Mortgages     Rumson(3)      $   200,000    $   122,000     08/31/02

(1)  This loan self-amortizes.
(2) The Company has the unilateral right to extend the maturity of such loan until June 1, 2002.
(3)  Interest rate is 12% per annum, compounded monthly.
(4)  Interest rate is prime plus 1.5% per annum.
(5)  Interest rate is 10% per annum.
(6)  Interest rate is 9.5% per annum.

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

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:

         11    - Statement RE:  Computation of Earnings Per Share - Three and
                                Six Months ended June 30, 2001

(B) During the three months ended June 30, 2001, the Company filed a Form 8-K dated May 9, 2001.

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



August 10, 2001

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



August 10, 2001

                               EXHIBIT INDEX
                               -------------




         11    - Statement RE:  Computation of Earnings Per Share - Three and
                                Six Months ended June 30, 2001

EXHIBIT 11

                           DVL, INC. and Subsidiaries
                        Computation of Earnings Per Share
                 (in thousands except share and per share data)
                                   (unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

Income before extraordinary gain                   $        416    $         19

Extraordinary gain                                           --             126

                                                   ------------    ------------
Net Income (loss)                                           416             145
                                                   ============    ============

Weighted average number of common
 shares outstanding - basic                          16,560,450      16,560,450

Shares issuable upon exercise of
 dilutive options and warrants                      162,069,249      86,737,675

Less shares assumed repurchased                     (36,240,155)    (16,019,334)
                                                   ------------    ------------
Weighted average number of common
 shares outstanding - diluted                       142,389,544      87,278,791
                                                   ============    ============
Basic earnings per share:
Income before extraordinary gain                   $        .03    $        .00
 Extraordinary gain                                         .00             .01
                                                   ------------    ------------
Net Income                                         $        .03    $        .01
                                                   ============    ============
Diluted earnings per share:
 Income before extraordinary gain                  $        .00    $        .00
 Extraordinary gain                                         .00             .00
                                                   ------------    ------------
Net Income                                         $        .00    $        .00
                                                   ============    ============

EXHIBIT 11

                           DVL, INC. and Subsidiaries
                        Computation of Earnings Per Share
                 (in thousands except share and per share data)
                                   (unaudited)





                                                          Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2001           2000
                                                    ------------    -----------

Income (loss) before extraordinary gain             $        488    $      (107)

Extraordinary gain                                            14            149

                                                    ------------    -----------
Net Income                                                   502             42
                                                    ============    ===========

Weighted average number of common
 shares outstanding - basic                           16,560,450     16,560,450

Shares issuable upon exercise of
 dilutive options and warrants                       162,069,249             --

Less shares assumed repurchased                      (36,240,155)            --
                                                    ------------    -----------
Weighted average number of common
 shares outstanding - diluted                        142,389,544     16,560,450
                                                    ============    ===========
Basic earnings per share:
Income (loss) before extraordinary gain             $        .03    $      (.01)
 Extraordinary gain                                          .00            .01
                                                    ------------    -----------
Net Income                                          $        .03    $       .00
                                                    ============    ===========
Diluted earnings per share:
 Income (loss) before extraordinary gain            $        .00    $      (.01)
 Extraordinary gain                                          .00            .01
                                                    ------------    -----------
Net Income                                          $        .00    $       .00
                                                    ============    ===========