Form 10-Q
period 2001-09-30
DVL INC /DE/
filed 2001-11-13
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -------------------------------------------

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

            Class                          Outstanding at November 13, 2001
-----------------------------              --------------------------------
Common Stock, $.01 par value                           16,560,450


                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.   Item 1 - Financial Information:                       Pages
                                                                -----

          Consolidated Balance Sheets -
          September 30, 2001 (unaudited) and
           December 31, 2000                                     1-2

          Consolidated Statements of Operations -
          Three Months Ended September 30, 2001 (unaudited)
           and 2000 (unaudited)                                  3,5

          Consolidated Statement of Operations -
          Nine Months Ended September 30, 2001 (unaudited)
           and 2000 (unaudited)                                  4,5

          Consolidated Statement of Shareholders' Equity -
          Nine Months Ended September 30, 2001(unaudited)        6

          Consolidated Statements of Cash Flows -
          Nine Months ended September 30, 2001(unaudited)
           and 2000 (unaudited)                                  7-8

          Notes to Consolidated Financial Statements (unaudited) 9-13

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations         14-22

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                     22



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K              23

          Signature                                              24

          Exhibit Index                                          26

                      Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  September 30,    December 31,
                                                       2001            2000
                                                  -------------   -------------
ASSETS                                             (unaudited)
------

Residual interests in securitized portfolios          $ 38,620       $     --
                                                      --------       --------

Mortgage loans receivable from affiliated
partnerships (net of unearned interest of
$11,479 for 2001 and $12,340 for 2000)                  37,883         41,639

  Allowance for loan losses                              5,235          5,250
                                                     ---------      ---------
  Net mortgage loans receivable                         32,648         36,389
                                                     ---------      ---------
Cash (including restricted cash of $249 and
  $213 for 2001 and 2000)                                2,469          1,184

Investments
  Real estate at cost (net of accumulated
    depreciation of $84 for 2001 and $26 for 2000)       4,151          3,737

  Real estate lease interests                            1,114          1,215

  Affiliated limited partnerships (net of allowances
   for losses of $540 and $647, for 2001 and 2000)       1,063          1,157

  Other investments (net of allowances for losses of
   $400 for 2001 and 2000)                                 648            648

Prepaid financing and other assets                         787          1,107
                                                      --------       --------
    Total assets                                      $ 81,500       $ 45,437
                                                      ========       ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)



                                                     September 30,  December 31,
                                                         2001          2000
                                                     ------------  ------------
                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

  Notes payable-- residual interests                  $  37,214      $      --
  Underlying mortgages payable                           23,099         26,019
  Long-term debt - affiliates                             2,204          2,282
  Long-term debt - other                                  5,194          5,577
  Notes payable - litigation settlement                   2,682          2,922
  Redeemed notes payable - litigation settlement            555            106
  Fees due to affiliates                                  1,314            373
  Accounts payable, security deposits and accrued
    liabilities (including deferred income of $97
    for 2001 and $-0- for 2000)                             673            585
                                                      ---------      ---------
     Total liabilities                                   72,935         37,864
                                                      ---------      ---------

Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized,
    issued and outstanding 100 shares                         1              1
  Preferred stock, $.01 par value, authorized 5,000,000      --             --
  Common stock, $.01 par value, authorized - 90,000,000
    issued and outstanding 16,560,450 shares                166            166
  Additional paid-in capital                             95,424         95,288
  Deficit                                               (87,026)       (87,882)
                                                      ---------      ---------
     Total shareholders' equity                           8,565          7,573
                                                      ---------      ---------
     Total liabilities and shareholders' equity       $  81,500      $  45,437
                                                      =========      =========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)(unaudited)

                                                           Three Months Ended
                                                             September 30,
                                                          2001           2000
                                                       ---------      ---------

Income from affiliates:

  Interest on mortgage loans                           $     758      $     844
  Partnership management fees                                 97            106
  Transaction and other fees from partnerships                --             76
  Distributions from investments                              19             37

Income from others:

  Interest income - residual interests                       765             --
  Net rental income (including depreciation of
    $20 for 2001 and $2 for 2000)                            190            133
  Distributions from investments                              30             28
  Management fees                                            555            201
  Other income and interest                                   22             23
                                                       ---------      ---------
                                                           2,436          1,448
                                                       ---------      ---------
Operating expenses:

  Recovery of provision for losses                            --            (21)
  General and administrative                                 414            288
  Asset Servicing Fee - NPO Management LLC                   161            156
  Legal and professional fees                                 56            112

Interest expense:

  Underlying mortgages                                       486            582
  Notes payable - residual interests                         611             --
  Affiliates                                                  89            103
  Litigation Settlement Notes                                119            118
  Others                                                     146             67
                                                       ---------      ---------
                                                           2,082          1,405
                                                       ---------      ---------

Operating income before extraordinary gain                   354             43

Extraordinary gain on the settlements
 of indebtedness                                              --            107
                                                       ---------      ---------
Net income                                             $     354      $     150
                                                       =========      =========


                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands)(unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------

Income from affiliates:

  Interest on mortgage loans                          $   2,392       $   2,562
  Gain on satisfaction of mortgage loans                    327             194
  Partnership management fees                               298             308
  Transaction and other fees from partnerships              205             240
  Distributions from investments                            113             108

Income from others:

  Interest income - residual interests                    1,548              --
  Net rental income (including depreciation of
    $60 for 2001 and $8 for 2000)                           561             437
  Distributions from investments                            124              28
  Management fees                                           761             300
  Other income and interest                                  54              51
                                                      ---------       ---------
                                                          6,383           4,228
                                                      ---------       ---------
Operating expenses:

  Recovery of provision for losses                           (3)            (26)
  General and administrative                              1,070             919
  Asset Servicing Fee - NPO Management LLC                  479             467
  Legal and professional fees                               234             235

Interest expense:

  Underlying mortgages                                    1,555           1,761
  Notes payable - residual interests                      1,133              --
  Affiliates                                                266             325
  Litigation Settlement Notes                               362             369
  Others                                                    445             242
                                                      ---------       ---------
                                                          5,541           4,292
                                                      ---------       ---------
Operating income (loss) before extraordinary
  gain                                                      842             (64)
Extraordinary gain on the settlements of
 indebtedness                                                14             256
                                                      ---------       ---------
  Net income                                          $     856       $     192
                                                      =========       =========


                                    (continued)



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)

                                                 Three Months Ended         Nine Months Ended
                                                    September 30,              September 30,
                                                 2001         2000           2001         2000
                                             -----------  -----------    -----------   ----------
Basic earnings (loss) per share:
  Income before extraordinary gain           $       .02  $       .00    $       .05   $     (.00)
  Extraordinary gain                                 .00          .01            .00          .01
                                             -----------  -----------    -----------   ----------
      Net income                             $       .02  $       .01    $       .05   $      .01
                                             ===========  ===========    ===========   ==========

Diluted earnings (loss) per share:
  Income before extraordinary gain           $       .00  $       .00    $       .01   $     (.00)
  Extraordinary gain                                 .00          .00            .00          .01
                                             -----------  -----------    -----------   ----------
      Net income                             $       .00  $       .00    $       .01   $      .01
                                             ===========  ===========    ===========   ==========
Weighted average shares outstanding -
  basic                                       16,560,450   16,560,450     16,560,450   16,560,450
Effect of dilutive securities                 91,295,902   90,554,464    111,790,090            -
                                             -----------  -----------    -----------   ----------
Weighted average shares outstanding -        107,856,352  107,114,914    128,350,540   16,560,450
  diluted                                    ===========  ===========    ===========   ==========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                Preferred Stock      Common Stock      Additional
                                ---------------   --------------------  paid-in
                                 Shares  Amount     Shares     Amount   capital    Deficit    Total
                                -------- ------   ----------- -------- ---------- --------- --------
Balance-January 1, 2001              100  $   1    16,560,450  $   166  $ 95,288  $ (87,882) $ 7,573

Issuance of Warrants in
  Connection with the purchase
  of residual interests in
  securitized portfolios              --     --         --         --         74         --       74

Issuance of Warrants in
  Connection with the purchase
  of a residual interest in a
  securitized portfolio               --     --         --         --         62         --       62

Net income                            --     --         --         --         --        856      856
                                 -------  -----    ----------  -------   -------    -------    -----
Balance-September 30, 2001           100  $   1    16,560,450  $   166  $ 95,424  $ (87,026) $ 8,565
                                 =======  =====    ==========  =======  ========  =========  =======

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------

Cash flows from operating activities:

 Income (loss) before extraordinary gain                     $   842    $   (64)
  Adjustments to reconcile net income (loss) before
   extraordinary gains to net cash provided by (used in)
   operating activities
    Interest income accreted on residual interests              (141)        --
    Recovery of provision for losses                              (3)       (26)
    Accrued interest added to indebtedness                       247        203
    Gain on satisfactions of mortgage loans                     (327)      (194)
    Depreciation                                                  60          8
    Amortization of unearned interest on loan receivables        (87)       (41)
    Amortization of real estate lease interests                  101        102
    Imputed interest on notes                                    362        369
    Net decrease (increase) in prepaid financing and
       other assets                                              199       (168)
    Net (decrease)in accounts payable, security deposits
       and accrued liabilities                                  (271)      (113)
    Net increase (decrease) in fees due to affiliates             41       (624)
    Net increase in deferred income                               97        152
                                                             -------    -------


      Net cash provided by (used in) operating activities      1,120       (396)
                                                             -------    -------
Cash flows from investing activities:

  Collections on loans receivable                              4,155      3,260
  Investments in loans receivable                                 --     (2,426)
  Real estate acquisitions and capital improvements             (349)       (42)
  Net decrease in affiliated limited partnership
   interests and other investments                                94        123
                                                             -------    -------
      Net cash provided by investing activities                3,900        915
                                                             -------    -------


                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Cash flows from financing activities:

  Proceeds from new borrowings                              $    200   $  3,425
  Repayment of indebtedness                                     (863)      (883)
  Payments on underlying mortgages payable                    (2,920)    (2,491)
  Payments on notes payable - residual interest                  (12)         -
  Payments related to debt tender offers and redemptions        (140)       (61)
                                                            --------   --------

     Net cash (used in) provided by financing activities      (3,735)       (10)
                                                            --------   --------

Net increase in cash                                           1,285        509

Cash, beginning of period                                      1,184      1,270
                                                            --------   --------

Cash, end of period                                         $  2,469   $  1,779
                                                            ========   ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                  $  1,722   $  1,657
                                                            ========   ========


Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offers
    and redemptions                                         $     14   $    256
                                                            ========   ========

  Residual interests in securitized portfolios              $ 38,479   $      -
                                                            ========   ========

  Notes payable - residual interests                        $ 37,181   $      -
                                                            ========   ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and nine months ended September 30, 2001 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and nine months ended September 30, 2000 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2001. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Residual Interests In Securitized Portfolios

     On March 30, 2001, the Company, through a special purpose subsidiary, acquired a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles the Company to 99.9% of all items of income, loss and distribution of Receivables II-A. Receivables II-A receives the residual cash flow from four securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-A for an aggregate purchase price of $26,089,000, including costs of $690,000. The purchase price was paid by the issuance of limited recourse promissory notes by the special purpose subsidiary in the aggregate amount of $25,325,000. Principal and interest are payable from the future monthly residual interest cash flow. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of the special purpose subsidiary's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $2,532,500 of the purchase price. Payments, if any, due under this guaranty are payable after December 31, 2021.

     In accordance with the purchase agreement, as of September 30, 2001, the residual interests in securitized portfolios and the notes payable increased by approximately $2,756,000 based on the performance of the underlying receivables.

      On August 15, 2001, the Company, through a special purpose subsidiary, acquired a 99.9% Class B member interest in Receivables II-B LLC, a limited liability company ("Receivables II-B"), from the same party from which it acquired Receivables II-A. The Class B member interest entitles the Company to 99.9% of all items of income, loss and distribution of Receivables II-B. Receivables II-B receives the residual cash flow from a securitized receivables pool after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-B for an aggregate purchase price of a $9,657,000, including costs of $557,000. The purchase price was paid by the issuance of limited recourse promissory notes by the special purpose subsidiary in the aggregate amount of a $9,100,000. Principal and interest are payable from the future monthly residual interest cash flow. The notes mature on August 15, 2020, bear interest at the rate of 8% annually, and are secured by a pledge of the special purpose subsidiary's interest in Receivables II-B and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance of a warrant, valued at $62,000, for the purchase of 1 million shares of the common stock of DVL, exercisable until August 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $910,000 of the purchase price. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In connection with the acquisitions of interests in Receivables II-A and Receivables II- B an affiliate of NPO and the special director of the Company will be paid investment banking fees of $900,000 in aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fees will be payable without interest, over the next three years, from a portion of the monthly cash flow generated by the acquisitions.

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

     During the year, certain Affiliated Limited Partnerships in which DVL is the General Partner and holder of the mortgage sold their underlying property. DVL, as the holder of the mortgage receives proceeds from such sales. During the first three quarters of 2001 DVL received the following sums from such Affiliated Limited Partnerships which resulted in the following gains or losses:

                              Amount Received        Gain or (Loss)

               1st Quarter        $ 829,000             $ 151,000

               2nd Quarter        $ 750,000             $ 176,000

               3rd Quarter        $   -0-               $   -0-

4.   Notes Payable - Litigation Settlement/Debt Tender Offer and Redemptions

     Notes  (as  defined   below)  with  an   aggregate   principal   amount  of
approximately $3,597,000 remain outstanding as of September 30, 2001, with a carrying value of $2,682,000.

     As a result of its 1993 settlement of class action litigation, in December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum and are due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on the first five anniversary dates following the issuance of the Notes was paid by the issuance of additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due.

     The Company has the option to redeem the outstanding Notes by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes or the potential dilutive effect. The redemption of the Notes will cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future some or all of its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

     Since October 1997, the Company conducted three cash tender offers (the "Offers") for its Notes at an offer price of $0.12 per $1.00 principal amount of its Notes. The first two Offers were financed with a loan from Blackacre Capital Group, LLC discussed below.

The results were as follows:


            Principal Amount  Principal Amount
               of Notes           of Notes       Extraordinary       Date
              Purchased by      Purchased by       Gains to          Offer
                  DVL            Blackacre           DVL          Terminated
           -----------------  -----------------  --------------   -----------

Offer # 1   $ 6,224,390        $   392,750       $   202,000   February 27, 1998
                                                     (1998)
                                                 $ 2,906,000
                                                     (1997)

Offer # 2   $ 2,413,652        $   423,213       $ 1,267,000   May 14, 1999
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

     During the period from December 2000 through September 30, 2001, the Company gave notices of cash redemptions at face value of approximately $674,000 of Notes. As of September 30, 2001, cash in the amount of approximately $119,000 was disbursed in connection with such redemptions and the Company has accrued liabilities of $555,000 as additional amounts due. In addition, during the quarter ended March 31, 2001, the Company acquired Notes which had aggregate principal balances of approximately $16,000 for cash payments of approximately $2,000, which resulted in an extraordinary gain of $14,000 for the quarter ended March 31, 2001.

     In order to fund the acquisition of the Notes in the first and second Offers, the Company borrowed from Blackacre Capital Group, LLC ("Blackacre")(the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Loan including accrued interest were $2,078,000 as of September 30, 2001. In addition, Blackacre was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 in connection with the first and second Offers under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the first Offer and $423,213 from the second Offer. DVL funded the third Offer with available cash.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by substantially all of the assets of the Company. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan has been deferred until the Company satisfies all of its obligations owing to NPO. However, the Company is required to pay principal payments in an amount equal to 15% of all proceeds that would otherwise be remitted to NPO, to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

5.   Real Estate
     -----------

     In the first quarter of 2001, DVL purchased land in Kearny, NJ from an unrelated third party for a purchase price of $365,000, plus closing costs. The acquisition was funded with cash and bank financing of $200,000. This bank financing accrues interest at the rate of 9.5% per annum and requires monthly interest-only payments until December 1, 2001, at which time the loan matures. The Company has the right to extend this loan until June 1, 2002.

6.   Other Transactions with Affiliates

     A.  Opportunity Fund
         ----------------

     In April 1998, DVL, an affiliate of Blackacre and affiliates of NPO entered into an Agreement (the "Opportunity Agreement"), providing for an arrangement (the "Opportunity Fund"), pursuant to which the Opportunity Fund would enter into certain transactions involving the acquisition of limited partnership interests, or mortgage loans involving Affiliated Limited Partnerships or other assets in which the Company has an interest.

     All of the required capital contributions are to be provided by Blackacre and the NPO Affiliates. The Company will receive up to 20% of the profits from an opportunity after BCG and the NPO Affiliates receive the return of their investment plus preferred returns ranging from 12% to 20% per annum.

     As of September 30, 2001, the Opportunity Fund owns six wrap mortgages of Affiliated Limited Partnerships, limited partnership units in three Affiliated Limited Partnerships, and a shopping center located in Kearny, New Jersey. During 2000, DVL purchased three mortgages owned by the Opportunity Fund for an aggregate purchase price of $900,000 payable in cash and notes.

     For the three and nine months ended September 30, 2001, DVL was paid approximately $-0- and $90,000, respectively, from the investments by the Opportunity Fund, which money was used to pay amounts owed by DVL to the Opportunity Fund.

B.   The  Company  has  provided  management,   accounting,  and  administrative
services to certain entities which are affiliated with NPO, Blackacre, or the Opportunity Fund. The management service contracts are as follows:

                     Fees Received  Fees Received  Fees Received  Fees Received
                     For The Three  For The Three   For The Nine   For the Nine
                     Months Ended   Months Ended   Months Ended   Months Ended
Affiliate Of           09/30/01        09/30/00      09/30/01       09/30/00
------------         -------------  -------------  -------------  -------------

NPO and Blackacre (1)  $ 442,900      $ 165,000      $ 442,900      $ 195,000
NPO                    $  12,000      $  12,000      $  36,000      $  36,000
Opportunity Fund       $   6,731      $   6,600      $  20,192      $  19,900
NPO (2)                $   6,000      $   6,000      $ 109,000      $  18,000
Blackacre              $    -0-       $     -0-      $ 137,000      $    -0-


(1) The Company has a 25% interest in profits after the investors receive a compounded internal rate of return of 20%.

(2) Of the total cash received for the nine months ended September 30, 2001, $91,000 represented prior deferred fees paid in the first quarter of 2001. The Company is entitled to a current fee of $2,000 per month and a deferred fee of $6,500 per month. In addition, the Company can earn an annual incentive fee. In October 2001, the Company was paid $49,000 which represented the net incentive earned for 2000.

C. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation and reimbursement of expenses for collection services as follows:

          Fees For The       Fees For The       Fees For The      Fees For The
          Three Months       Three Months       Nine Months       Nine Months
         Ended 09/30/01     Ended 09/30/00     Ended 09/30/01    Ended 09/30/00
         --------------     --------------     --------------    --------------
           $    4,539         $   20,024         $  46,308         $  67,044

D. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B an affiliate of NPO and the special director of the Company will be paid investment banking fees of $900,000 in aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee will be payable without interest, over the next three years, from a portion of the monthly cash flow generated by the acquisitions.

7.   Shareholder's Equity

     Currently, the Company is authorized to issue 90,000,000 shares of common stock; however, based upon the current market price of the Company's common stock, there are not sufficient authorized shares to be issued upon the exercise of the warrants issued to NPM and the redemption of the Notes.

8.   Contingent Liabilities

     In connection with a class action litigation settled in 1992 ("Settlement"), DVL is required to deposit a portion of the net cash flow received from Affiliated Limited Partnership mortgages and other loans receivable from Affiliated Limited Partnerships. For the three months ended September 30, 2001 and 2000, DVL expensed approximately $2,000 and $2,000, and approximately $400,000 and $118,000 for the nine months ended September 30, 2001 and 2000 respectively, for amounts due to the fund. These cost have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

     In addition, DVL is required to contribute 5% of its net income (based on generally accepted accounting principals) less amortization of loans, in the years 2001 to 2012. The estimated amortization of the loans for 2001 is significant enough that no amounts were accrued for the first, second, and third quarters.

9.   Restriction on Certain Transfers of Capital Stock

     The Company's By-laws and Certificate of Incorporation restrict certain transfers of the Company's capital stock in order to preserve certain of the Company's federal income tax attributes which could be jeopardized through certain changes in the stock ownership of the Company.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This September 30, 2001 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

DVL had net income from operations, extraordinary gains, and net income after extraordinary items, as follows:

                                       Three Months Ended     Three Months Ended
                                       September 30, 2001     September 30, 2000
                                       ------------------     ------------------
Net income from operations                $  354,000             $   43,000

Extraordinary gains                       $    -0-               $  107,000

Net income after extraordinary gains      $  354,000             $  150,000

Interest income on mortgage loans from affiliates decreased from 2000 to 2001, and interest expense on underlying mortgages decreased from 2000 to 2001. During 2000, the Company purchased eight new mortgage loans, some of which have underlying mortgages and disposed of mortgage loans, some of which had underlying mortgages. The additional interest income and interest expense that are generated from these purchases were offset by the disposition of certain existing mortgage loans in DVL's mortgage portfolio.

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                       Three Months Ended     Three Months Ended
                                       September 30, 2001     September 30, 2000
                                       ------------------     ------------------
                                          $    --                $   76,000

Transaction and other fees were earned in connection with the sales of partnership properties.

Interest income on residual interest and interest expense on the related notes payable increased from 2000 to 2001 as DVL completed the acquisitions in March 2001 and August 2001.

Net rental income from others were as follows:

                                       Three Months Ended     Three Months Ended
                                       September 30, 2001     September 30, 2000
                                       ------------------     ------------------
                                          $  190,000             $  133,000

The increase in net rental income from 2000 to 2001 was the result of lower costs, as well as higher rents paid by new and existing tenants. The reduction in costs was primarily due to a reduction in lease obligations resulting from the purchase in 2000 of a real estate asset which the Company had previously leased. The increase in net rental income was partially offset by a rent reduction granted to a tenant in September 2000 and greater depreciation expense resulting from the purchase of new real estate assets, as well as higher insurance costs.

Management fees from others increased in 2001 from 2000 primarily due to a $442,900 incentive fee earned during the quarter ended September 30, 2001 from an entity that is owned by affiliates of the Company.

General and administrative expenses increased from 2000 to 2001. The primary reason for the increase was greater salaries and hiring costs as well as rent costs for the Company's office headquarters due to escalation charges and lower rental reimbursements.

The asset servicing fee due from the Company to NPO (as defined below) increased in 2001 from 2000 due to an increase in the consumer price index, pursuant to the agreement.

Legal and professional fees decreased in 2001 as compared to 2000 primarily as a result of a decrease in the number of sale transactions.

Interest expense on the Notes (as defined below) was approximately the same in 2001 and 2000. The interest cost was reduced as a result of DVL having repurchased and redeemed Notes. However, this reduction was offset by the issuance of Notes each year for the interest that has accrued during the year.

Interest expense to affiliates which includes interest associated with the NPO asset servicing fee decreased in 2001 from 2000. Interest accrues on all amounts due NPO and during 2000 such outstanding amount was reduced.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

DVL had net income (loss) from operations, extraordinary gains, and net income after extraordinary items, as follows:

                                       Nine Months Ended     Nine Months Ended
                                       September 30, 2001    September 30, 2000
                                       ------------------    ------------------
Net income (loss) from operations         $  842,000             $ (64,000)

Extraordinary gains                       $   14,000             $ 256,000

Net income after extraordinary gains      $  856,000             $ 192,000

Interest income on mortgage loans from affiliates decreased from 2000 to 2001, and interest expense on underlying mortgages decreased from 2000 to 2001. During 2000, the Company purchased eight new mortgage loans, some of which have underlying mortgages. The additional interest income and interest expense that are generated from these purchases were offset by the disposition of certain existing mortgage loans in DVL's mortgage portfolio.

Gains on satisfaction of mortgage loans were as follows:

                                       Nine Months Ended     Nine Months Ended
                                       September 30, 2001    September 30, 2000
                                       ------------------    ------------------
                                         $    327,000          $   194,000

The gains were a result of the Company collecting net proceeds on the satisfaction of a mortgage loan that was greater than its carrying value.

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                       Nine Months Ended      Nine Months Ended
                                       September 30, 2001     September 30, 2000
                                       ------------------     ------------------
                                          $    205,000           $    240,000

Transaction and other fees were earned in connection with the sales of partnership properties.

Interest income on residual interest and interest expense on the related notes payable increased from 2000 to 2001 as DVL completed the acquisitions in March 2001 and August 2001.

Net rental income from others were as follows:

                                      Nine Months Ended      Nine Months Ended
                                      September 30, 2001     September 30, 2000
                                      ------------------     ------------------
                                         $   561,000            $   437,000

The primary reason for the increase in net rental income from 2000 to 2001 was the result of lower costs, as well as higher rents paid by new and existing tenants. The primary reason for the reduction in costs was due to a reduction in lease obligations resulting from the purchase in 2000 of real estate which the Company had previously leased. The increase in net rental income was partially offset by a rent reduction granted to a tenant in September 2000 and greater depreciation expense due to the purchase of new real estate assets, as well as higher insurance costs.

Distributions from investments from others increased in 2001 from 2000 primarily as a result of receiving $90,000 from the Opportunity Fund (as defined below) in 2001.

Management fees from others increased in 2001 from 2000 primarily due to a $442,900 incentive fee earned during the quarter ended September 30, 2001 from an entity that is owned by affiliates of the Company.

The Company finalized settlement agreements that allow the Company to realize cash proceeds that exceed the carrying value in previously reserved limited partner notes receivables. As a result, DVL reflected a recovery in the provision for losses as follows:

                                       Nine Months Ended      Nine Months Ended
                                       September 30, 2001     September 30,2000
                                       ------------------     -----------------
                                          $     3,000            $    26,000

General and administrative expenses increased from 2000 to 2001. The primary reason for the increase was greater salaries and hiring costs as well as rent costs for the Company's office headquarters due to escalation charges and lower rental reimbursements. The increase was partially offset by lower stockholder costs due to the preparation and distribution of printed material during 2000.

The asset servicing fee due from the Company to NPO (as defined below) increased in 2001 from 2000 due to an increase in the consumer price index, pursuant to the agreement.

Interest expense on the Notes (as defined below) decreased in 2001 from 2000. The interest cost was reduced as a result of DVL having repurchased and redeemed Notes. However, this reduction was partially offset due to the issuance of Notes each year for the interest that had accrued during the year.

Interest expense to affiliates which includes interest associated with the NPO asset servicing fee decreased in 2001 from 2000. Interest accrues on all amounts due NPO and during 2000 such outstanding amount was reduced.

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

Liquidity and Capital Resources
-------------------------------

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests in real estate, distributions in connection with the residual interests in securitized portfolios, interest on its mortgage portfolio, management fees from third parties and affiliates and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

     DVL's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least January 2002. In the event that management determines that such cash flow is not sufficient, NPO has agreed to allow the Company to defer payment of its management fees. As of September 30, 2001, the Company owed approximately $414,000 to NPO. DVL believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

Residual Interest In Securitized Portfolios
-------------------------------------------

      On March 30, 2001, the Company, through a special purpose subsidiary, acquired a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A. Receivables II-A solely receives the residual cash flow from four securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-A for an aggregate purchase price of $26,089,000, including costs of $690,000. The purchase price was paid by the issuance of limited recourse promissory notes by the special purpose subsidiary in the aggregate amount of $25,325,000. Principal and interest are payable from the future monthly cash flow. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of the special purpose subsidiary's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $2,532,500 of the purchase price. Payments, if any, due under this guaranty are payable after December 31, 2021.

     In accordance with the purchase agreement, through September 30, 2001, the residual interests in securitized portfolios and the notes payable to Receivables II-A increased by approximately $2,756,000 based on the performance of the underlying receivables.

     On August 15, 2001, the Company, through a special purpose subsidiary, acquired a 99.9% Class B member interest in Receivables II-B LLC, a limited liability company ("Receivables II-B"), from the same party from which it acquired Receivables II-A. The Class B member interest entitles the Company to 99.9% of all items of income, loss and distribution of Receivables II-B. Receivables II-B receives the residual cash flow from a securitized receivable pool after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-B for an aggregate purchase price of $9,657,000, including costs of $557,000. The purchase price was paid by the issuance of limited recourse promissory notes by the special purpose subsidiary in the aggregate amount of a $9, 100,000. Principal and interest are payable from the future monthly residual interest cash flow. The notes mature on August 15, 2020, bear interest at the rate of 8% annually, and are secured by a pledge of the special purpose subsidiary's interest in Receivables II-B and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted from time to time, based upon the performance of the underlying receivables. The balance of the purchase price was paid by the issuance of a warrant, valued at $62,000, for the purchase of 1 million shares of the common stock of DVL, exercisable until August 15, 2011 at a price of $.20 per share. DVL also issued its guaranty of up to $910,000 of the purchase price. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B an affiliate of NPO and the special director of the Company will be paid investment banking fees of $900,000 for their services in connection with the origination, negotiation and structuring of the transactions. The total fees will be payable without interest, over the next three years from a portion of the monthly cash flow generated by the acquisitions.

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

                                 March 30, 2001              August 15, 2001
                                   Transaction                 Transaction
                                 --------------              ---------------
      Years                   Minimum       Maximum       Minimum      Maximum
      -----                   -------       -------       -------      -------

   2001 to 2009              $462,500      $500,000       $280,000     $380,000
   2010 to final payment*     700,000       750,000       $350,000     $400,000

      *Final payment on the notes payable expected 2016 related to the March transaction and 2018 for the August transaction.

The Company expects to receive significant cash flows after final payment of the notes payable.

Debt Tenders and Redemptions
----------------------------

     Since October 1997, the Company conducted three cash tender offers (the "Offers") at a price of $0.12 per $1.00 principal amount of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"). The first two Offers were financed with a loan from Blackacre Capital Group, LLC discussed below.

The results were as follows:

           Principal Amount  Principal Amount
               of Notes          of Notes      Extraordinary       Date
             Purchased by      Purchased by      Gains to          Offer
                 DVL            Blackacre           DVL          Terminated
           ----------------  ----------------  -------------   -----------------

Offer # 1    $ 6,224,390      $   392,750       $   202,000    February 27, 1998
                                                    (1998)
                                                $ 2,906,000
                                                    (1997)

Offer # 2    $ 2,413,652      $   423,213       $ 1,267,000    May 14, 1999
                                                    (1999)

Offer # 3    $   378,270      $    - 0 -        $   306,000    August 15, 2000
                                                    (2000)

     The Company has the option to redeem the outstanding Notes by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes or the potential dilutive effect. The redemption of the Notes will cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future some or all its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

     Notes with an aggregate principal amount of approximately $3,597,000 remain outstanding as of September 30, 2001, with a discounted value of $2,682,000. The Offers have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

     During the period from December 2000 through September 30, 2001, the Company gave notices of cash redemptions at face value of approximately $674,000 of Notes. As of September 30, 2001, cash in the amount of approximately $119,000 was disbursed in connection with such redemption and the Company has accrued liabilities of $555,000 as additional amounts due. In addition, during the nine months ended September 30, 2001, the Company acquired Notes which had aggregate principal balances of approximately $16,000 for cash payments of approximately $2,000.

     In order to fund the acquisition of the Notes in the first and second Offers, the Company borrowed from Blackacre Capital Group, LLC ("Blackacre") (the "BC Loan"). The BC Loan matures on September 30, 2002 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Loan including accrued interest were $2,078,000 as of September 30, 2001. In addition, Blackacre was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 in connection with the first and second Offers under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the first Offer and $423,213 from the second Offer. DVL funded the third Offer with available cash.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by substantially all of the assets of the Company. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan has been deferred until the Company satisfies all of its obligations owing to NPO. However, the Company is required to pay principal payments in an amount equal to 15% of all proceeds that would otherwise be remitted to NPO, to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

Acquisitions and Financings
---------------------------

Loans which are scheduled to become due through 2006 are as follows:

                                                           Outstanding
                                                            Principal
                                                 Original   Balance at
                                                   Loan     Sept. 30,      Due
Purpose                  Creditor                 Amount       2001       Date
---------------------  ------------            -----------  ----------  --------

Repurchase of Notes
Issued by the Company  Blackacre(3)            $ 1,560,000  $2,078,000  09/30/02


Purchase of Mortgages  Unaffiliated Bank(1)(4) $ 1,000,000  $  880,000  05/01/06


Purchase of a Mortgage
and Refinancing of
Existing Mortgages     Unaffiliated Bank(1)(4) $ 1,450,000  $1,114,000  04/01/05


Purchase of Real
Estate Assets          Unaffiliated Bank(2)(5) $ 3,000,000  $3,000,000  12/01/01


Purchase of Land       Unaffiliated Bank(2)(6) $   200,000  $  200,000  12/01/01


Purchase of Mortgages  Rumson(3)               $   200,000  $  126,000  08/31/02


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

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:

         11    - Statement RE:  Computation of Earnings Per Share - Three and
                                Nine Months ended September 30, 2001

(B) During the three months ended September 30, 2001, the Company filed a Form 8-K dated August 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By:  /s/ Jay Thailer
                                           -----------------------------
                                           Jay Thailer, Executive Vice
                                           President and Chief Financial
                                           Officer


November 13, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By:
                                           -----------------------------
                                           Jay Thailer, Executive Vice
                                           President and Chief Financial
                                           Officer


November 13, 2001

                                  EXHIBIT INDEX
                                  -------------




         11    - Statement RE:  Computation of Earnings Per Share - Three and
                                Nine Months ended September 30, 2001