Form 10-K
period 2001-12-31
DVL INC /DE/
filed 2002-04-01
CIK 215639

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 OR
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 15, 2002 was $2,870,209.

The number of shares outstanding of Common Stock of the Registrant as of March 15, 2002 was 21,313,563.

                                    DVL, INC.

              INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                  THE SECURITIES AND EXCHANGE COMMISSION
                       YEAR ENDED DECEMBER 31, 2001

                            ITEMS IN FORM 10-K
                            ------------------

                                                                    Page
                                                                    ----
                                  PART I

Item  1.  Business                                                    1
Item  2.  Properties                                                  8
Item  3.  Legal Proceedings                                           8
Item  4.  Submission of Matters to a Vote of Security Holders         8

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                       9
Item  6.  Selected Consolidated Financial Data                       10
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12

Item  7A. Quantitative and Qualitative Disclosures About
           Market Risk                                               23
Item  8.  Financial Statements and Supplementary Data                24
Item  9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                       25

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant         25
Item 11.  Executive Compensation                                     27
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                           34
Item 13.  Certain Relationships and Related Transactions             42

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                              45

                                 PART I

     This 2001 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financings, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

ITEM 1.  BUSINESS.

OVERVIEW

     DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in the ownership of residual interests in securitized portfolios, and the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which the Company serves as general partner (each an "Affiliated Limited Partnership"). In addition, the Company performs real estate asset management and administrative services for third parties.

      DVL is the 99.9% owner of two entities whose sole assets are the residual interests in five securitized receivable pools. The securitized receivable pools consist of receivables which are the obligations of various insurance companies to pay money over a term of years. DVL receives the residual cash flow from the five securitized receivable pools after payment to the securitized noteholders.

    DVL is the general partner of approximately 70 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 3.0 million square feet. A majority of the properties are subject to long-term triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. DVL does not consolidate any of the various Partnerships in which it holds the general partner and limited partner interest nor does DVL account for such interests on the equity method. The remaining properties are shopping centers, industrial properties and other commercial properties. The Company also performs real estate and partnership management services for these partnerships, as well as, for third parties.

     The mortgage loans held by the Company are primarily "wrap-around" mortgage loans which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders. These underlying loans self-liquidate from the base rents payable by the tenants over the primary term of their leases. The majority of the mortgage payments from the Affiliated Limited Partnerships are used to pay the underlying mortgage holders their required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships' percentage rent income as additional debt service. The Company's other principal assets include (a) real estate interests held for development,
(b) a long term leasehold interest in a commercial property, and (c) Limited Partnership interests in certain Affiliated Limited Partnerships.

     The Company derives the majority of its income from the residual interests in securitized receivables portfolios, wrap-around mortgages as a result of the difference in the effective interest rates between the wrap around mortgage and the underlying mortgages, percentage rents received from various tenants of the Affiliated Limited Partnerships, rentals received as a result of its real estate holdings and long-term leasehold interests, fees received as General Partner of the Affiliated Limited Partnerships (including disposition and management fees), distributions received as a limited partner in the Affiliated Limited Partnerships, and the sale of partnership properties, and fees from third-party management contracts.

     At December 31, 2001, the Company had net operating loss carry-forwards ("NOLS") aggregating approximately $57 million, which expire in various years through 2019, including $50 million which expire through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests will utilize significant NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

     DVL believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2003. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See Management Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio,(ii) obtain investments through the use of bank borrowings and (iii) expand through the acquisition of one or more companies to generate income and positive cash flow. The Company anticipates that it would finance any possible future acquisition through new borrowing or the issuance of its common or preferred stock. There can be no assurance that the Company will be able to identify or acquire businesses.

     Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without the prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code. See the Changes in Control section for a more detailed discussion.

     The principal executive offices of the Company are located at 70 East 55th Street, 7th Floor, New York, New York 10022. The Company's telephone number is
(212) 350-9900. The Company and its subsidiaries have not engaged in any business activity outside of the United States.

BUSINESS ACTIVITIES

RESIDUAL INTERESTS IN SECURITIZED PORTFOLIOS

     On March 30, 2001, the Company, through a consolidated subsidiary, acquired a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A. Receivables II-A solely receives the residual cash flow from four securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-A for an aggregate purchase price of $26,134,264, including costs of $809,264 including the issuance of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. The purchase price was paid by the issuance of limited recourse promissory notes by the consolidated subsidiary in the aggregate amount of $25,325,000. Principal and interest are payable from the future monthly cash flow. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of the consolidated subsidiary's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $2,532,500 of the purchase price. The guaranty is reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2001 was $2,532,500. Payments, if any, due under this guaranty are payable after December 31, 2021.

     In accordance with the purchase agreement, through December 31, 2001, the residual interests in securitized portfolios and the notes payable increased by approximately $699,000 based on the performance of the underlying receivables.

     On August 15, 2001, the Company, through a consolidated subsidiary, acquired a 99.9% Class B member interest in Receivables II-B LLC, a limited liability company ("Receivables II-B"), from the same party from which it acquired Receivables II-A. The Class B member interest entitles the Company to 99.9% of all items of income, loss and distribution of Receivables II-B. Receivables II-B receives the residual cash flow from a securitized receivable pool after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-B for an aggregate purchase price of $9,657,000, including costs of $557,000 including the issuance of a warrant, valued at $62,000, for the purchase of 1 million shares of the common stock of DVL, exercisable until August 15, 2011 at a price of $.20 per share. The purchase price was paid by the issuance of limited recourse promissory notes by the consolidated subsidiary in the aggregate amount of a $9,100,000. Principal and interest are payable from the future monthly residual interest cash flow. The notes mature on August 15, 2020, bear interest at the rate of 8% annually, and are secured by a pledge of the consolidated subsidiary's interest in Receivables II-B and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $910,000 of the purchase price. The guaranty is reduced by 10% of the principal paid. The amount of the guarantee at December 31, 2001 was $899,464. Payments, if any, due under this guaranty are payable after August 15, 2020.

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

                     March 30, 2001 Transaction    August 15, 2001 Transaction
                     --------------------------    ---------------------------

      Years                 Minimum    Maximum        Minimum      Maximum
      -----                 -------    -------        -------      -------

   2001 to 2009            $462,500    $500,000       $280,000    $380,000
   2010 to final payment    700,000     750,000       $350,000    $400,000
     on notes payable*

   * Final payment on the notes payable expected 2016 related to the March transaction and 2018 for the August transaction.

The Company believes it will receive significant cash flow after final payment of the notes payable.

In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B affiliates of NPO Management, LLC ("NPO" the Company's asset servicer) and the special director of the Company will be paid investment banking fees of $900,000 for their services including the origination, negotiation and structuring of the transactions. The total fees will be payable without interest, over the next three years from a portion of the monthly cash flow generated by the acquisitions.

     MORTGAGE LOANS

     The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to its Affiliated Limited Partnerships secured by the types of properties discussed above. Most of the loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loan over the primary term of the related lease. The Company builds equity in the mortgage loans over time. At December 31, 2001, the Company had investments in 34 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $35,567,000 (prior to a loan loss reserve of approximately $4,095,000). These mortgage loan receivables are subject to underlying mortgage obligations of $22,218,000.

     Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

     DVL's mortgage portfolio included 23 and 26 loans with net carrying values of $28,377,000 and $33,639,000 as of December 31, 2001 and 2000, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. These mortgage loan receivables are subject to underlying mortgage obligations of $19,546,000 and $22,971,000 as of December 31, 2001 and 2000, respectively. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such properties. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

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

     The Company has the right to refinance the outstanding mortgage loans underlying its wrap-around mortgage loans provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap-around loan. The Company also has the right to arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating such mortgage loans, subject to the limitations set forth above.

     During 2001, DVL purchased two additional mortgage loans from an entity that is part of the Opportunity Fund (see "Opportunity Fund", discussed below on page 16) which are secured by real estate owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $325,000, paid in cash. In early 2002, DVL obtained bank financing of $400,000, less closing costs, secured by the loans.

     All of the Company's mortgage loans are pledged to secure the indebtedness of the Company to NPO and Blackacre Capital Group, LLC ("BCG"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. See Items 7 and 13 below for a description of certain related transactions involving NPO and BCG.

     LOAN PORTFOLIO

     The following table sets forth the number of various loans owed to the Company which are outstanding, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2001. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan.

                                                     Number     Aggregate     Allowance
                                                      of          Loan        for Loan
                 Type of Loan                        Loans       Amount        Losses
                                                     -----      ---------     ---------
                                                            (dollars in thousands)

Long-term mortgages due from Affiliated
 Limited Partnerships                                          $ 51,475
     Less:  unearned interest (1)                               (15,908)
                                                               --------

      Total loans collateralized by mortgages          34        35,567       $ 4,095
                                                       --      --------        ------

Loans collateralized by limited partnership
 interests                                             21           355           277
                                                       --      --------        ------

Advances due from Affiliated Limited Partnerships       5            14            -
                                                       --      --------        ------

      Total loans                                      60      $ 35,936       $ 4,372
                                                       ==      ========       =======

------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.

     INVESTMENTS IN AFFILIATED LIMITED PARTNERSHIPS

     The Company over the years has acquired various limited partnership interests in its Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through various purchases and foreclosures. At December 31, 2001 and 2000 the Company's carrying value was $1,121,000 and $1,157,000, respectively.

     PARTNERSHIP AND PROPERTY MANAGEMENT

     The Company is the general partner of approximately 70 Affiliated Limited Partnerships from which it receives management, transaction and other fees. The Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, is engaged in the management of an industrial property located in New Jersey pursuant to a master lease. This master lease permits PSC to sub-lease the property to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the entity that owns the property. Prior to December 2000, PSC managed a second industrial property in New Jersey pursuant to a master lease. In December 2000, the Company purchased all of the real estate assets that encompassed the second master lease, as discussed below.

     In June 1998, the Company entered into a Management Services Agreement with a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre) under which the Company renders services for a fee. This agreement may be terminated with 30 days notice by either party. As compensation, the Company received the following (a) a monthly fee of $5,000 through November 2000, and (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. The Company received compensation under such agreement equal to $442,900 in 2001 and $362,500 in 2000.

     In addition, the Company provides services for a limited partnership (whose general partner is an affiliate of NPO) to render certain accounting and administrative services. As compensation, the Company receives expense reimbursements of $4,000 per month. The Company received compensation under such agreement of $48,000 during 2001 and 2000.

     The Company has a property management agreement with an entity that is part of the Opportunity Fund pursuant to which DVL provides property management services. The Company received compensation, under such agreement of $27,000 in each of 2001 and in 2000.

     In November 1999, the Company entered into a management service agreement with an entity whose partners are affiliates of NPO to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are obtained. The Company recorded fees of $152,000 and $102,000 in 2001 and 2000 which included incentive fees of $50,000 and $-0-, respectively.

     REAL ESTATE HOLDINGS

     The Company currently owns three contiguous properties located in Kearny, New Jersey. These properties are:

(1) Two acres of land underlying approximately 80,000 square feet of manufacturing, warehousing and commercial buildings. In November of 1998, the Company foreclosed on its mortgage and now owns the land, buildings and improvements.

(2) Seven buildings located in an industrial park in Kearny, NJ purchased for $3,000,000, plus closing costs. Prior to the purchase, the Company had been leasing all of these buildings, under a master lease agreement, and subletting this property to various unrelated tenants. The acquisition was funded with bank financing in the original principal amount of $3,000,000 and cash of approximately $255,000. The bank financing accrues interest at the rate of 10% per annum and requires monthly interest-only payments until June 30, 2002, at which time the loan matures. The Company is currently negotiating an extension of this loan.

(3) Fee title in a parcel of land in Kearny, NJ purchased from an unrelated third party for a $365,000, plus closing costs. The acquisition was funded with bank financing in the original principal amount of $200,000 and cash of approximately $175,000. The financing accrues interest at the rate of 9.5% per annum and requires monthly interest only payments until June 30, 2002, at which time the loan matures. The Company is currently negotiating an extension of this loan.

     OPPORTUNITY FUND

     The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO ("PNM"), and Pemmil Management LLC, an affiliate of NPO ("Pemmil"), and PNM (collectively the "NPO Affiliates") are parties to a certain Agreement which is called the Opportunity Agreement (the "Opportunity Agreement"). The Opportunity Agreement had a term of three years and expired April 2001. The Opportunity Agreement provided for an arrangement (the "Opportunity Fund") whereby the fund had the right of first refusal to finance the acquisition of limited partnership interests or mortgage loans to Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company was unable to pursue such business opportunity with its own funds from its reserves or available from operations, or by obtaining financing from a third party or issuing equity.

     All of the required capital contributions were to be provided by the other members. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to 20.

     The Opportunity Agreement has not been renewed or extended. While the Opportunity Fund no longer has the right of first refusal with regard to opportunities, the Company may continue to present opportunities to the fund.

     As of March 1, 2002, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven were purchased in 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired an ownership interest in a property of an Affiliated Limited Partnership. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional two mortgage loans as each of the properties that secured these two mortgage loans were sold. In December 2001, the Opportunity Fund also sold its ownership interest in the property located in Kearny, NJ to an entity in which certain partners are affiliates of NPO. As of March 1, 2002, the Opportunity Fund owns four mortgages. During 2001, DVL was paid approximately $280,000 from the investments by the Opportunity Fund, of which $189,000 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

     EMPLOYEES

     As of March 2002, the Company had 11 employees all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 6,000 square feet of office space. The lease for such office space is due to expire on February 7, 2003. The base rent is $227,160 per annum. A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR DVL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 15, 2002, the last reported sale price of DVL common stock was $.20 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2001 and 2000. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2001                                                           HIGH          LOW
----                                                           ----          ---
Fourth Quarter .......................................      $   .10      $   .07
Third Quarter ........................................          .09          .05
Second Quarter .......................................          .07          .05
First Quarter ........................................          .06          .05

2000                                                           HIGH          LOW
----                                                           ----          ---
Fourth Quarter .......................................      $   .11      $   .05
Third Quarter ........................................          .13          .06
Second Quarter .......................................          .20          .06
First Quarter ........................................          .34          .13

     At March 8, 2002, there were 3,510 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           Consolidated Statements of Operations Data
                                                            (In thousands except for per share data)
                                                                     Year Ended December 31,

                                                 2001         2000         1999        1998         1997
                                                 ----         ----         ----        ----         ----
Revenues
  Affiliates                                 $  4,499     $  4,812      $  6,360    $  5,794     $  6,183
  Other                                         5,056        1,251         1,375         528           70
                                             --------     --------      --------    --------     --------

          Total                              $  9,555     $  6,063      $  7,735    $  6,322     $  6,253
                                             ========     ========      ========     =======     ========

Income (loss) before extraordinary gain      $  2,505     $    199      $  1,026    $   (758)    $ (2,415)
Extraordinary gain on the settlement of           361          306         1,267         202        4,011
                                             --------     --------      --------    --------     --------
 indebtedness
         Net Income (loss)                   $  2,866     $    505      $  2,293    $   (556)    $  1,596
                                             ========     ========      ========    ========     ========
Basic earnings (loss) per share
  Income (loss) before extraordinary gain    $    .15     $    .01      $    .06    $  (.04)     $   (.15)
  Extraordinary gain                              .02          .02           .08        .01           .25
                                             --------     --------      --------    -------      --------

         Net Income (loss)                   $    .17     $    .03      $    .14    $  (.03)     $    .10
                                             ========     ========      ========    =======      ========

Diluted earnings (loss) per share
  Income (loss) before extraordinary gain         .03          .01           .02       (.04)         (.15)
  Extraordinary gain                              .00          .00           .02        .01           .25
                                             --------     --------      --------    -------      --------

         Net Income (loss)                   $    .03     $    .01      $    .04    $  (.03)     $    .10
                                             ========     ========      ========    =======      ========

                                                        Consolidated Balance Sheet Data
                                                                  (In thousands)
                                                               As at December 31

                                         2001          2000         1999           1998         1997
                                         ----          ----         ----           ----         ----
Total assets                           $79,690       $45,437      $41,858        $55,635      $64,942
                                       =======       =======      =======        =======      =======

Notes payable - residual interests     $35,044       $     -      $     -        $     -      $     -
                                       =======       =======      =======        =======      =======

Underlying mortgages payable           $22,218       $26,019      $27,692        $38,644      $45,306
                                       =======       =======      =======        =======      =======

Long-term debt and notes payable       $ 8,911       $10,781      $ 5,156        $ 9,937      $12,143
                                       =======       =======      =======        =======      =======
Shareholders' equity                   $10,955       $ 7,573      $ 7,068        $ 4,775      $ 5,279
                                       =======       =======      =======        =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company is a commercial finance company which has been primarily engaged in the ownership and servicing of a portfolio of secured commercial mortgage loans, as well as managing numerous properties and the limited partnerships which own such properties. During 2001, the Company purchased ownership interests in residual interests in securitized receivables portfolios, which should provide significant cash flow and income for the Company.

     DVL believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2003. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio, (ii) obtain investments through the use of bank borrowings, and (iii) expand through the acquisition of one or more companies to generate positive income. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions. The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock. During 2001, the Company purchased two new mortgage loans, purchased securitized receivables portfolios, purchased a parcel of land and refinanced other investments.

     At December  31,  2001,  the Company had net  operating  loss  carryforward
("NOLS") aggregating approximately $57 million, which expire in various years through 2019, including $50 million which expire through 2007. If the Company generates taxable income in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests will utilize significant NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

SIGNIFICANT EVENTS

ACQUISITION OF RESIDUAL INTERESTS IN SECURITIZED PORTFOLIOS

     On March 30, 2001, the Company, through its consolidated subsidiary, S2, acquired a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), and on August 15, 2001 acquired a 99.9% Class B member interest in Receivables II-B, LLC, a limited liability company ("Receivables II-B") from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles the Company to be allocated 99.9% of all items of income, loss and distribution. Receivables II-A and II-B solely receive the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-A for an aggregate purchase price of $26,134,264, including costs of $809,264 including the issuance of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. The purchase price was paid by the issuance of limited recourse promissory notes by the consolidated subsidiary in the aggregate amount of $25,325,000. Principal and interest are payable from the future monthly cash flow. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of the consolidated subsidiary's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $2,532,500 of the purchase price. Payments, if any, due under this guaranty are payable after December 31, 2021. The guaranty is reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2001 was $2,532,500.

     In accordance with the purchase agreement, through December 31, 2001, the residual interests in securitized portfolios and the notes payable to Receivables II-A increased by approximately $699,000 based on the performance of the underlying receivables.

     The Company purchased its interest in Receivables II-B for an aggregate purchase price of $9,657,000, including costs of $557,000 including the issuance of a warrant, valued at $62,000, for the purchase of 1 million shares of the common stock of DVL, exercisable until August 15, 2011 at a price of $.20 per share. The purchase price was paid by the issuance of limited recourse promissory notes by the consolidated subsidiary in the aggregate amount of a $9,100,000. Principal and interest are payable from the future monthly residual interest cash flow. The notes mature on August 15, 2020, bear interest at the rate of 8% annually, and are secured by a pledge of the consolidated subsidiary's interest in Receivables II-B and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $910,000 of the purchase price. The guaranty is reduced by 10% of the principal paid. The amount of the guaranty at December 31,2001 was $899,464. Payments, if any, due under this guaranty are payable after August 15, 2020.

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

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

                     March 30, 2001 Transaction    August 15, 2001 Transaction
                     --------------------------    ---------------------------

      Years                 Minimum    Maximum        Minimum      Maximum
      -----                 -------    -------        -------      -------

   2001 to 2009            $462,500    $500,000       $280,000    $380,000
   2010 to final payment    700,000     750,000       $350,000    $400,000
     on the notes*

     * Final payment on the notes payable expected 2016 related to the March transaction and 2018 for the August transaction.

The Company believes it will receive significant cash flow after final payment of the notes payable.

     BLACKACRE TRANSACTION

     The Company had outstanding as of December 31, 2001 approximately $2,400,000 aggregate principal amount of 10% redeemable notes due December 31, 2005. The notes are redeemable in cash, or at the option of DVL, for common stock at a formula based upon the market price of the DVL common stock.

     In an effort to reduce the potential future dilution to existing shareholders resulting from a redemption of the notes for stock, in December 2001 the Company entered into an agreement with Blackacre Bridge Capital, LLC ("Blackacre") under which Blackacre exchanged $1,188,278 principal amount of notes for 4,753,113 shares of DVL's common stock (the "Exchange Agreement"). This represents a conversion rate of $.25 per share.

     The Exchange Agreement includes a provision which states that Blackacre shall not sell or acquire any shares of the Company without the written consent of the Board of Directors of the Company. The Board may withhold consent prior to December 31, 2005, only if such transfer would, in the sole discretion of the Board of Directors, jeopardize the Company's preservation of its Federal Income Tax attributes under Section 382 of the Internal Revenue Code or in the case of a transfer after December 31, 2005 would be materially adverse to the interest of the Company.

     If at any time after December 31, 2005, Blackacre is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then Blackacre shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by Blackacre would have an aggregate market value of not more than $1 million dollars.

     After the transaction, DVL had 21,313,563 shares of common stock issued and outstanding.

     The transaction resulted in an extraordinary gain of $482,000. As a result of the exchange, Blackacre and its affiliates now own approximately 25% of DVL's issued and outstanding common stock.

     NPM AND NPO TRANSACTIONS

     In an effort to alleviate its liquidity problems and to meet certain mandatory debt repayment requirements, on September 27, 1996, the Company entered into a loan transaction with NPM Capital, LLC ("NPM") under a certain Amended and Restated Loan Agreement dated as of March 27, 1996 (the "Original Loan Agreement"), pursuant to which NPM purchased certain loans from creditors of the Company. The original principal loan amount from NPM was $8,382,000 (the "Original Loan").

     Under the terms of the original Loan, the principal balance was payable over six years with interest accruing at the rate of 10.25% per annum. In May 1999, DVL repaid all amounts due under the NPM loan.

     In connection with the transactions contemplated by the Original Loan Agreement, in March 1996, the Company and NPO, an affiliate of certain principals of NPM, entered into an Asset Servicing Agreement (the "Asset Servicing Agreement"), pursuant to which NPO is providing the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. In consideration for such services, the Company pays NPO $600,000 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions. During 2001 the agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $645,000. The Company paid to NPO $1,038,000 and $1,866,000 in 2001 and 2000, respectively. As of December 31, 2001 and 2000 the Company owed accrued fees of $28,000 and $373,000, respectively.

     In connection with the Original Loan Agreement, certain affiliates of NPM acquired an aggregate of 1,000,000 shares (the "Base Shares") of the Company's Common Stock for $200,000. The Base Shares currently represent approximately 4.7% of the outstanding Common Stock of the Company. An affiliate of NPM also acquired 100 shares of preferred stock of the Company for $1,000. The Company issued to affiliates of NPM warrants (the "Warrants"), exercisable as of January 1999, to purchase such number of shares of Common Stock as, when added to the Base Shares, represent an aggregate of 49% of the outstanding Common Stock of the Company on a fully-diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject to a maximum aggregate exercise price of approximately $1,900,000. The Warrants expire on December 31, 2007. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount which was amortized using the effective interest rate method. Through March 2002, no Warrants have been exercised.

     The possibility that some or all of the Warrants may be exercised creates the potential for significant dilution of the current stockholders. The actual dilutive effect cannot be currently ascertained, since it depends on whether, and if so to what extent, the Warrants are exercised.

     RECENT DEBT TENDER OFFERS AND REDEMPTIONS

     During 2000 and 2001, the Company redeemed an aggregate of $721,000 of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes") for cash at the face value plus accrued interest of approximately $37,000. As of December 31, 2001, $162,000 has been paid and the remaining $596,000 to be paid has been accrued, but will no longer accrue interest.

     Since October 1997, the Company conducted three cash tender offers (the "Offers") at a Tender Offer price of $0.12 per $1.00 principal amount of the Notes. The first two Offers were financed with a loan from Blackacre discussed below.

The results were as follows:

                  Principal Amount    Principal Amount
                       of Notes            of Notes           Extraordinary
                     Purchased by        Purchased by           Gains to
                         DVL               Blackacre               DVL
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

     Notes with an aggregate principal amount of approximately $2,400,000 remain outstanding as of December 31, 2001. The Offers, redemptions and the exchange of Notes for Common Stock by Blackacre have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

Opportunity Fund
----------------

     In April 1998, DVL, an affiliate of Blackacre and affiliates of NPO entered into an Opportunity Agreement providing for the Opportunity Fund, pursuant to which entities would be formed, from time to time, to enter into certain transactions involving the acquisition of limited partnership interests in the assets of, or mortgage loans to, Affiliated Limited Partnerships or other assets in which the Company has an interest. These investment opportunities were to be presented to the Opportunity Fund on a first-refusal basis, if the Company, due to financial constraints, was unable to pursue such business opportunities with its own funds.

     All of the required capital contributions were to be provided by the other members. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to 20%.

     The Opportunity Agreement which expired, has not been renewed or extended. While the fund no longer has the right of first refusal with regard to opportunities, the Company may continue to present opportunities to the fund.

     As of March 1, 2002, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven in 1998, one in 1999 and seven mortgages in 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired an ownership of interest in a property of an Affiliated Limited Partnership.

     During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional four mortgage loans, when each of the properties that secured these four mortgage loans were sold. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional two mortgage loans as each of the properties that secured these two mortgage loans were sold. In December 2001, the Opportunity Fund sold its ownership interest in the property in Kearny, NJ to an entity in which certain partners are affiliates of NPO. As of March 1, 2002, the Opportunity Fund owns four mortgages. During 2001, DVL was paid approximately $280,000 from the investments by the Opportunity Fund, of which $189,000 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

RESULTS OF OPERATIONS

     DVL had income before extraordinary gain, net income after extraordinary items, and extraordinary gains, as follows:

                                      2001             2000         1999
                                      ----             ----         ----

Income before extraordinary gain   $2,505,000     $   199,000    $1,026,000

Net income                         $2,866,000     $   505,000    $2,293,000

Extraordinary gains                $  361,000     $   306,000    $1,267,000

     Interest income on mortgage loans from affiliates and interest expense on underlying mortgages decreased from 1999 through 2001, as a result of a reduction in the size of DVL's mortgage portfolio. The decrease from 1999 to 2000 was partially offset by additional interest income and interest expense from the purchase of eight new mortgage loans, some of which have underlying mortgages.

         Gains on satisfaction of mortgage loans were as follows:

                                2001             2000         1999
                                ----             ----         ----

                            $  615,000      $   256,000    $1,639,000

These  gains   resulted  from  the  Company   collecting  net  proceeds  on  the
satisfaction of mortgage loans that were greater than the Company's carrying value.

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                2001             2000         1999
                                ----             ----         ----

                            $  260,000      $ 413,000      $  502,000

Transaction and other fees were earned in connection with the sales of partnership properties and refinancings of underlying mortgages. The decrease from 1999 through 2001 was the result of fewer transactions in 2000 and 2001.

     Distributions from investments in affiliates decreased in 2001 compared to 2000 due to fewer sales of Affiliated Limited Partnerships in which DVL owns limited partnership units. Distributions were higher in 1999 compared to 2000 due to the distribution of proceeds to limited partners resulting from the refinancing of certain underlying mortgages. Distributions from investments in 2000 included approximately $77,000 distributed to the Company from an Affiliated Limited Partnership that distributed excess cash to its limited partners.

     Interest income on residual interests and interest expense on the related notes payable arose as DVL completed the acquisitions in March 2001 and August 2001.

         Net rental income from others was as follows:

                                2001           2000            1999
                                ----           ----            ----

                            $  720,000      $ 523,000      $  532,000

     The primary reason for the increase in net rental income from 1999 to 2001 was the result of lower costs. The primary reason for the reduction in costs was due to a reduction in lease obligations resulting from the purchase in December 2000 of certain real estate which the Company had previously leased. The increase in net rental income was partially offset by a rent reduction granted to a tenant and greater depreciation expense due to the purchase of the real estate assets, as well as higher insurance costs.

     The Company has one large tenant which has been experiencing financial difficulties. As a result, the tenant has been paying rent equal to 70% of its monthly rental and 100% of its share of monthly operating expenses. The Company has not agreed to reduce the monthly rental and continues to invoice for the full sum but has taken no other action as of this time. The monthly reduction in rent being paid is approximately $30,000.

Management fees from others were as follows:

                                     2001             2000          1999
                                     ----             ----          ----

                                  $ 804,000      $   500,000    $  533,000

     Included in management fees were incentive management fees of $442,900, $312,500 and $420,000 received during 2001, 2000 and 1999, respectively, from PBD Holdings, Inc. an entity that is owned by affiliates of NPO and BCG ("PBD"). Incentive management fees are earned when properties owned by PBD are sold; therefore, the fees earned by the Company vary based on the sales proceeds. PBD currently has one parcel of land remaining.

     The Company also provided property management and administrative services for which it received fees of $361,000, $138,000 and $36,000 for 2001, 2000 and 1999 respectively, which are included in management fees. The increases in property management and administrative services from 1999 to 2001 were a result of the Company obtaining new property management contracts. The fees for 2001 included non recurring fees of $174,000.

     Distributions from investments from others increased in 2001 from 2000 primarily as a result of receiving $280,000 in distributions from investments in the opportunity funds and $348,000 in distributions above the carrying value of other investments.

     Distribution from investments from others increased in 2000 from 1999 primarily as a result of the purchase by the Company of certain real estate assets which the Company previously had been leasing under a master lease agreement. The Company owned limited partnership units in the seller of the real estate and as a result, the Company received approximately $121,000 from the sale.

     General and administrative expenses increased in 2001 from 2000 and decreased in 2000 as compared to 1999. The primary reason for the increase in 2001 from 2000 was increased salaries and hiring costs as well as rent costs for the Company's office headquarters due to escalation charges and lower rental reimbursements. The primary reasons for the decrease in 2000 from 1999 were a decrease in salaries and payroll related costs, as well as, a reduction in stockholder communication costs. These decreases were partially offset by greater franchise and tax costs.

     The asset servicing fee to NPO increased in 2001 from 2000 and 1999 due to an increase in the consumer price index, as provided for in the agreement.

     Legal and professional fees increased in 2001 as compared to 2000 but were less in 2000 than in 1999. Legal and professional fees increased in 2001 from 2000 primarily due to expenses incurred in evaluating a potential acquisition that was not completed and the payment of fees for additional services provided by NPO. The Company has not employed an in-house legal counsel since 1998 and; therefore, legal fees vary depending on the number and sophistication of transactions that are executed.

     Legal and professional fees decreased slightly in 2000 from 1999 due to the Company completing less transactions.

     Interest expense on litigation settlement Notes would have increased in each year from 1999 through 2001 because of compounding of interest; however, the Company's efforts to reduce the principal amount of Notes outstanding through tender offers, redemptions and the exchange of Notes for common stock by Blackacre have resulted in the interest expense remaining fairly consistent. The exchange of the Notes by Blackacre in December, 2001 should significantly reduce the interest expense on the litigation settlement Notes in the future.

     Interest expense to affiliates consists primarily of interest on the accrued NPO asset servicing fees, interest on the loan from Blackacre, and interest expense on the loan to NPM.

     Interest expense on the loan from Blackacre increased from 1999 through 2001 as a result of compounding interest. The Company made payments on the loan from Blackacre of approximately $390,000 during 2001. These payments significantly reduced the amount of interest expense recorded for 2001.

     Interest expense associated with the accrued NPO asset servicing fee decreased from 1999 through 2001. Interest accrues on all amounts due to NPO and during 1999 through 2001 the amount due was reduced significantly. As of December 31, 2001 $28,000 remains due to NPO.

     Interest expense on the loan to NPM decreased from $665,000 in 1999 to $-0-in 2000 as a result of the repayment of this loan in 1999. The financing costs of the NPM Loan, as well as the value of the warrants issued in connection with obtaining such loan, were amortized proportionately as such loan was repaid. As the loan was totally repaid in 1999, all remaining costs were amortized in 1999.

     Interest expense relating to other debts increased from 1999 through 2001. During 2000, the Company borrowed an aggregate of $6,425,000 to fund the acquisition of eight new mortgage loans, the purchase of all the land, buildings, and improvements from a limited partnership which owned seven buildings in an industrial park in New Jersey, and refinanced three existing mortgage receivables. The Company paid $700,000 towards the principal balance of one of such loans during 2000 and re-borrowed the $700,000 to partially fund the acquisition of additional mortgage loans. Also, during the first quarter of 2001, the Company borrowed $200,000 to purchase a parcel of land.

     Extraordinary  gains in  2001,  2000 and  1999 of  $525,000,  $306,000  and
$1,267,000 respectively were the result of tender offers and redemptions at less than book value of the Notes. The Company also realized an extraordinary loss in 2001 of $164,000 resulting from the redemption of Notes at face value. The net extraordinary gain for 2001 was $361,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance was $2,987,000 at December 31, 2001, compared with $1,184,000 at December 31, 2000.

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests and ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees from third parties and affiliates and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through January 2003. DVL believes that its current liquid assets and credit resources will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company's acquisition in 2001 of its member interest in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

                     March 30, 2001 Transaction    August 15, 2001 Transaction
                     --------------------------    ---------------------------

      Years                 Minimum    Maximum        Minimum      Maximum
      -----                 -------    -------        -------      -------

   2001 to 2009            $462,500    $500,000       $280,000    $380,000
   2010 to final payment    700,000     750,000       $350,000    $400,000
     on the notes*

     * Final payment on the notes payable expected 2016 related to the March transaction and 2018 for the August transaction.

The Company believes it will receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings
---------------------------

Loans payable which are scheduled to become due through 2006 are as follows:

                                                                     Outstanding
                                                   Original           Principal
                                                     Loan             Balance at         Due
Purpose                        Creditor             Amount           Dec. 31, 2001       Date
-------                        --------           ----------        --------------       ----
Repurchase of Notes
Issued by the Company          Blackacre(1)       $ 1,560,000        $  1,942,000       09/30/03

Purchase of Mortgages   Unaffiliated Bank(2)(3)   $ 1,000,000        $    820,000       05/01/06

Purchase of a Mortgage
and Refinancing of
Existing Mortgages       Unaffiliated Bank(2)(3)  $ 1,450,000        $  1,035,000       04/01/05

Purchase of Real Estate
Assets                   Unaffiliated Bank(4)     $ 3,000,000        $  3,000,000       06/01/02

Purchase of Land         Unaffiliated Bank(5)     $   200,000        $    200,000       06/01/02

Purchase of Mortgages    Unaffiliated Bank(6)     $   400,000        $          -       05/01/06

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal.
(2)  This loan self-amortizes.
(3)  Interest rate is prime plus 1.5% per annum.
(4)  Interest rate is 10% per annum.
(5)  Interest rate is 9.5% per annum.
(6) Interest rate is 8.25% per annum. This loan was originated in January of 2002.

The Company is currently negotiating an extension of the two loans which are due June 1, 2002.

     In early 2001, DVL purchased the fee title to a parcel of land in Kearny, NJ from an unrelated third party for a purchase price of $365,000, plus closing costs. The acquisition was funded with bank financing in the original principal amount of $200,000 and cash of approximately $175,000. This bank financing accrues interest at the rate of 9.5% per annum and requires monthly interest-only payments. The Company extended the loan under the same terms until June 1, 2002 by paying an extension fee of $750.

     During 2001, DVL purchased two mortgage loans from an entity that is part of the Opportunity Fund which are secured by real estate owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $400,000, paid in cash. The loans were subsequently refinanced in 2002 and DVL realized approximately $380,000 from the refinancing after closing costs.

     The amounts obtained from the refinancings were primarily based on the value of the base rents due from tenants during the period of the base lease term subsequent to the payoff of the existing first mortgages. As a result of the refinancings, the Company's asset base available for future refinancings has diminished.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DVL has no substantial cash flow exposure due to interest rate changes for long-term debt obligations, because a majority of the long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount or the acquisition of mortgage loans.

     DVL's ability to realize on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

     The table set forth below presents principal amounts and related weighted average interest rates by year of maturity for DVL's investment portfolio and debt obligations.

                                                                     There-
In Thousands             2002    2003      2004      2005    2006    After     Total
------------------------------------------------------------------------------------
ASSETS
Cash equivalents        $2,987                                               $ 2,987
  Variable rate
  Average interest rate   1.3%                                                  1.3%

LONG TERM DEBT
Fixed rate              $7,377  $2,421    $2,037   $2,115   $2,786  $10,651  $27,387
Average interest rate    9.03%   9.03%     9.03%    9.03%     9.03%   9.03%    9.03%

Variable rate           $  466  $  519    $  707   $  173   $  -0-  $  -0-   $ 1,865
Average interest rate      11%     11%       11%      11%      -0-     -0-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         SUPPLEMENTARY DATA
         ------------------

                                       Quarterly Data (Unaudited)
                                    For the Year Ended December 31, 2001
                             (In Thousands Except Share and Per Share Data)

                              1st               2nd             3rd             4th             Full
                            Quarter           Quarter         Quarter         Quarter           Year

Total Revenue             $     1,546       $     2,401     $     2,436     $     3,172    $     9,555
Total Expenses                  1,474             1,985           2,082           2,479          8,020
  Income before
  extraordinary gain               72               416             354           1,663          2,505
Extraordinary gain                 14                 -               -             347            361
Net income                         86               416             354           2,010          2,866
Basic earnings per
  share:
  Income before extra-
  ordinary gain           $       .01       $       .03     $       .02     $       .10    $       .15
  Extraordinary gain      $       .00       $       .00     $       .00     $       .02    $       .02
  Net income              $       .01       $       .03     $       .02     $       .12    $       .17
Diluted earnings per
  share:
  Income before extra-
  ordinary gain           $       .00       $       .00     $       .00     $       .02    $       .03
  Extraordinary gain      $       .00       $       .00     $       .00     $       .01    $       .00
  Net income              $       .00       $       .00     $       .00     $       .03    $       .03
Weighted average
  shares outstanding:
  Basic                    16,560,450        16,560,450      16,560,450      17,020,429     16,599,517
  Diluted                 147,071,400       125,829,094      91,295,902      72,820,396    124,772,115
                                       Quarterly Data (Unaudited)
                                    For the Year Ended December 31, 2000
                             (In Thousands Except Share and Per Share Data)

                              1st               2nd             3rd             4th             Full
                            Quarter           Quarter         Quarter         Quarter           Year
Total Revenue             $     1,257       $     1,523     $     1,448     $     1,835    $     6,063
Total Expenses                  1,383             1,504           1,405           1,572          5,864
Income (loss) before
  extraordinary gain             (126)               19              43             263            199
Extraordinary gain                 23               126             107              50            306
Net income (loss)                (103)              145             150             313            505
Basic earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain      $     (0.01)      $      0.00     $      0.00     $      0.02    $      0.01
  Extraordinary gain      $      0.00       $      0.01     $      0.01     $      0.00    $      0.02
  Net income (loss)       $     (0.01)      $      0.01     $      0.01     $      0.02    $      0.03
Diluted earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain      $     (0.01)      $      0.00     $      0.00     $      0.00    $      0.01
  Extraordinary gain      $      0.00       $      0.00     $      0.00     $      0.00    $      0.00
  Net income (loss)       $     (0.01)      $      0.00     $      0.00     $      0.00    $      0.01
Weighted average
  shares outstanding:
  Basic                    16,560,450        16,560,450      16,560,450      16,560,450     16,560,450
  Diluted                  16,560,450        87,278,971     107,114,914      96,337,586     96,337,586

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly the sum of the quarterly earnings per share amounts may not agree to the total for the year.

The financial statements and notes thereto, together with the accountants' report thereon of Richard A. Eisner & Company, LLP, are set forth on pages F-1 through F-32, which follow. The financial statements are listed in Item 14(a)(1) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF DVL

     A. The following table sets forth the name of each director and executive officer of the Company, and the nature of all positions and offices with the Company held by him at present. The term of all directors (other than the special purpose director) expires at the Company's next annual meeting of stockholders, which will be held on a date to be scheduled. The term of all executive officers expires at the next annual meeting of directors, to be held immediately thereafter.

           NAME                             POSITION


  Frederick E. Smithline     Chairman of the Board
  Myron Rosenberg            Director
  Alan E. Casnoff            Director, President and Chief Executive Officer
  Jay Thailer                Executive Vice President and Chief Financial
                               Officer
  Gary Flicker               Executive Vice President
  Keith B. Stein             Special Purpose Director

     In addition to three directors, who have all of the powers normally granted to corporate directors, the Company has one special purpose director, who was elected in 1996 by the holder of the Class A Preferred Stock. The special purpose director has no right to vote at meetings of the Board, except as to Bankruptcy Matters (as such term is defined in the Certificate of Incorporation).

     B. The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission:

     FREDERICK E. SMITHLINE (age 69) has served as Chairman of the Board of the Company since 1990 and as a director since 1982. From September 1989 to May 1996, Mr. Smithline was of counsel to the law firm of Epstein, Becker & Green, P.C., New York, New York. He is currently in private practice as an attorney.

     MYRON ROSENBERG (age 73) has served as a director of the Company since 1973. Mr. Rosenberg is currently a financial consultant. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961.

     ALLEN YUDELL (age 62) served as a director of the Company from September 1996 until November 2001 when he resigned for personal reasons.

     ALAN E. CASNOFF (age 58) has served as President of the Company since November 1994, and was appointed as a director in November 2001 upon the resignation of Allen Yudell. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since July 1999, he is of counsel to Klehr, Harrision, Harvey, Brazenburg & Ellers ("Klehr").

     JAY THAILER (age 33) has served as Chief Financial Officer and Executive Vice President since November 2001. From August 1998 to November 2001, Mr. Thailer served as Vice President and Secretary of the Company. Mr. Thailer is a Certified Public Accountant. Prior to joining the Company in 1997, Mr. Thailer was associated with the accounting firm of Sobel & Company, C.P.A.'s where his clients included real estate development companies.

     GARY FLICKER (age 42) was Chief Financial Officer of the Company from April 1997 through November 2001. Mr. Flicker continues to be employed by the Company as Executive Vice President; however, Mr. Flicker has relocated out of New York and will cease employment with the Company as of May 1, 2002.

     KEITH B. STEIN (age 45) has been a special purpose director of the Company since September 1996. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc. (NASDAQ/BB: NATA), a specialty automobile finance company. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein is an affiliate of NPM.

(c)  COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

     A. SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2001 and (if applicable) in 2000 and 1999: (1) the person serving as the Company's chief executive officer during 2001; (2) those other persons who were serving as executive officers as of the end of 2001 whose compensation exceeded $100,000 during 2001:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                        Annual Compensation               Long-Term Compensation Awards
                             ---------------------------------------     ------------------------------
                                                                           Securities
                                                       Other Annual        Underlying            LTIP
    Name              Year     Salary      Bonus       Compensation        Options/SAR         Payouts
    ----              ----   ----------   -------    ----------------    ---------------       -------
Alan E.  Casnoff      2001   $120,000    $  10,000          -             100,000(3)              -
President and         2000    120,000          -            -                  -                  -
Chief Executive       1999    120,000       10,000          -                  -                  -
Officer

Jay Thailer           2001   $110,000    $  15,000          -              15,000(3)              -
Executive Vice
President and Chief
Financial Officer(2)

Gary Flicker          2001   $140,600    $  20,000          -                   -                 -
Executive Vice        2000    136,000       17,500          -              25,000(3)              -
President (1)         1999    132,500       17,500          -              25,000(3)              -

-------------------
(1) Mr. Flicker became Vice President and Chief Financial Officer of the Company on April 16, 1997 and Executive Vice President in September 1998. Mr. Flicker served as Chief Financial Officer until November 8, 2001.
(2) Mr. Thailer became Executive Vice President and Chief Financial Officer of the Company on November 8, 2001.
(3) Consists of options to purchase shares of Common Stock under the 1996 Stock Options Plan.

     B. OPTION GRANTS IN LAST FISCAL YEAR
        ---------------------------------

     The following table sets forth information as to options granted in 2001 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

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

     As of December 31, 2001, options to purchase 1,473,131 shares were outstanding under the Plan and 1,027,869 shares were available for issuance upon exercise of options which may be granted in the future.

                                         Individual Grants                            Grant Date Value
                      -------------------------------------------------------------  -------------------
                                             Percentage of
                                             Total Options
                      Number of Securities     Granted to    Exercise
                       Underlying Options     Employees in     Price     Expiration      Grant Date
     Name(1)               Granted(1)        Fiscal Year(2)  ($/Sh)(3)      Date      Present Value (4)
-------------------   --------------------   --------------  ---------   ----------  -------------------
Alan Casnoff               100,000                80%           .075     08/07/2011       $7,000
Jay Thailer                 15,000                12%           .075     08/07/2011       $1,050

(1)  Individual   grants  to  employees  become   exercisable  in  whole  or  in
     installments, and at such times, and subject to the fulfillment of any conditions on exercisability (in addition to the Section 382 Restrictions) as may be determined by the Compensation Committee of the Board of Directors (the "Committee") at the time of grant. All options listed in the above table became exercisable upon grant, subject only to the Section 382 Restrictions. The Committee also has the discretion to establish provisions relating to the forfeiture of an option in connection with the employee's termination of employment with the Company, or to grant any option without a forfeiture provision. Each of the options listed in the above table provides that the option will be forfeited upon termination of employment for "cause" (as therein defined).
(2)  Total options granted to employees in fiscal year 2001 was 125,000.
(3) Represents the fair market value of the underlying shares on the date of grant (determined in accordance with the Plan as the closing price of the Common Stock on the OTC Bulletin Board).
(4) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. The Company does not believe that the Black-Scholes model, or any other model, can accurately determine the value of an option. Accordingly, there is no assurance that the value, if any, realized by an option holder will be at or near the value estimated by the Black-Scholes model. Future compensation resulting from option grants is based solely on the performance of the Company's stock price. The Black-Scholes ratio of .07 was determined using the following assumptions: a volatility of 85%, an historic average dividend yield of 0%, a risk free interest rate of 4.98% and a 10 year projected exercise period.

     C.  FISCAL YEAR-END OPTION VALUES
         -----------------------------

     The following table sets forth information as to options held as of the end of 2001 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 2001. All options held by said officers at fiscal year-end were immediately exercisable.

                 Number of Securities Underlying    Value of Unexercised
                  Unexercised Options At Fiscal     In-The-Money Options
     Name                    Year End                At Fiscal Year End
     ----        -------------------------------    ---------------------

Alan E.  Casnoff             475,000                       none
Gary Flicker                 125,000                       none
Jay Thailer                   42,000                       none

     D.  COMPENSATION OF DIRECTORS

     Regular directors who are not officers or employees of the Company ("Non-Employee Directors") presently receive a director's fee of $1,500 per month, plus $500 for each Audit Committee meeting of the Board of Directors attended. Directors who are officers or employees of the Company receive no compensation for their services as directors or attendance at any Board of Directors or committee meetings. Mr. Casnoff, who is a director, is also President and Chief Executive Officer of the Company. The special purpose director receives no compensation for his service as a director or attendance at any Board of Directors or committee meetings.

     On September 17, 1999, 2000 and 2001, options to purchase 15,000 shares of Common Stock were granted to each of the three directors (Messrs. Rosenberg, Smithline and Yudell (who resigned as a director in November 2001)). The options were granted under the Plan, which provides for automatic grants of options for 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vested immediately and are exercisable for a term of ten (10) years from the date of grant. The exercise price is equal to the fair market value on the date of grant.

     E.  EMPLOYMENT CONTRACTS AND ARRANGEMENTS

     Gary Flicker entered into an Employment Agreement with the Company, effective as of April 16, 1997, providing for his employment as Vice President and Chief Financial Officer for a one-year term at an annual salary of $120,000, and for the grant of 50,000 stock options under the Plan upon commencement of employment. Effective January 1, 2002, 2001, and 2000, Mr. Flicker's annual salary was $140,600, $140,600 and $136,500, respectively. The Employment Agreement with Mr. Flicker expired on April 16, 1998 and was not renewed. However, Mr. Flicker continues to be employed by the Company, without an employment agreement, as Executive Vice President; however, Mr. Flicker has relocated out of New York and will cease his employment with the Company as of May 1, 2002.

     The Company entered into an Indemnification Agreement with Mr. Flicker, effective upon commencement of his employment, contractually obligating the Company to indemnify him to the fullest extent permitted by applicable law, in connection with claims arising from his service to, and activities on behalf of, the Company.

     Jay Thailer became a Vice President of the Company in August 1998 at which time the Company entered into an Indemnification Agreement with Mr. Thailer which is equivalent to agreement entered into with Mr. Flicker. Mr. Thailer currently serves as Chief Financial Officer and Executive Vice President to the Company.

     F.  BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

     During 2001, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

     G.  BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

     The independent members of the Board of Directors of the Company, Messrs. Rosenberg and Smithline act in the stead of a formal compensation committee. In such capacity, the Board of Directors reviews compensation of the executive officers of the Company to determine if such compensation is in line with similar organizations and determine the compensation of the executive officers of the Company.

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

     Base Salary: Any discretionary increases in base salary are based on an annual evaluation by the Board of the performance of the Company and each executive officer, and take into account any new responsibilities of the executive, his or her experience and years of service with the Company and a comparison of base salaries for comparable positions at similar companies.

     Annual Bonus: The Board may decide to award a bonus to any executive officer. Any awards of discretionary bonuses are based on an annual evaluation by the Board of the performance of the Company and each executive officer, and take into account any special contributions of the executive officer. Messrs.
Flicker, Casnoff and Thailer were awarded a discretionary bonus of $20,000, $10,000 and $15,000, respectively in 2001.

     Stock Options: The Stock Option Plan was adopted by the Board in April 1996 and ratified by the stockholders in September 1996. The Board believes that the significant equity interests in the Company held by the Company's executive officers have served to link the interest of the executive officers with those of the stockholders. Under the Company's Stock Option Plan, options to purchase shares of Common Stock may be granted to the executive officers of the Company. The Board believes that the grant of stock options is, and will continue to be, an important component of the Company's executive compensation program. During 2001, Mr. Thailer was granted an amount of stock options under the Stock Option Plan as provided in the table set forth herein entitled "Option Grants in Last Fiscal Year." In determining the size of such grants to executive officers, the Board reviewed various factors, including the executives' total compensation package and the performance of the Company and each executive officer. The stockholdings of an executive officer were not a factor in determining the size of such grants.

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

     Mr. Casnoff's base salary was $120,000 for fiscal 2001 which was the same as 2000 and 1999. Mr. Casnoff received a discretionary bonus of $10,000, and a Stock Option grant for 2001 of 100,000 shares.

     Myron Rosenberg

     Fred Smithline


     H.  PERFORMANCE COMPARISON

     The following graph compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock for each of the last five years with the cumulative return (assuming reinvestment of dividends) of the Dow Jones Industrials Index and the S&P 1500 Diversified Financial Services Index.

     Since August 1995, the Common Stock has been traded on the over-the-counter market and has been quoted on the NASD OTC Bulletin Board under the symbol "DVLN". Until August 3, 1995, the Common Stock was traded on the New York Stock Exchange.

                               [GRAPHIC OMITTED]

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as of December 31, 2001 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.


     Name and Address of       Amount and Nature of
      Beneficial Owner         Beneficial Ownership     Percent of Class*
     -------------------       ---------------------    -----------------

Lawrence J.  Cohen               5,284,162 (1)(4)               17.1%

Milton Neustadter                3,170,437 (1)(5)               11.0%

Jay Chazanoff                    5,003,245 (2)(6)               16.3%

Ron Jacobs                       4,694,664 (2)(7)               15.5%

Stephen Simms                    4,694,663 (2)(8)               15.5%

Keith B.  Stein                  4,870,788 (3)(9)               15.9%

Robert W.  Barron                4,464,096 (3)(10)              14.8%

Adam Frieman                     4,299,074 (3)(11)              14.3%

Peter Offerman                   4,175,051 (3)(12)              13.9%

Joseph Huston                    4,131,021 (3)(13)              13.8%

Jan Sirota                       4,175,051 (3)(14)              13.9%

Neal Polan                       4,175,051 (3)(15)              13.9%

Michael Zarriello                4,175,051 (3)(16)              13.9%

Mark Mahoney                     4,163,409 (3)(17)              13.9%

The SIII Associates Limited      6,209,427 (3)(18)              19.5%
Partnership Third Addison
Park Corporation and
Gary L.  Shapiro

J.G. Wentworth, S.S.C.
   Limited Partnership           3,000,000 (19)                 11.6%

Stephen Feinberg,                5,406,113 (20)                 21.0%

NOTES TO TABLE
--------------

     In each instance where a named individual is listed as the holder of a currently exercisable option or Warrant, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage owned by such person, but not for the purpose of computing the percentage owned by any other person, except with respect to options or Warrants held by other members of a Holder's Holder Group (as defined below). An option or Warrant is deemed to be currently exercisable if it may be exercised within 60 days. The number of Warrants attributed to each Holder herein is based upon the number of warrants that would be issued as of the date of this document, and is subject to adjustment to eliminate any possible dilution, as described in "Changes of Control" below.

(1) As described in detail below in "Changes of Control", such persons are members of the Pembroke Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 2,734,092 shares of the Company's Common Stock issuable to the members of the Pembroke Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Pembroke Group upon the exercise of Warrants. The address of each member of the Pembroke Group is c/o Lawrence J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Pembroke Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Pembroke Group.

(2) As described in detail below in "Changes of Control", such persons are members of the Millennium Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 3,515,091 shares of the Company's Common Stock issuable to the members of the Millennium Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Millennium Group upon the exercise of Warrants. The address of each member of the Millennium Group is c/o Lawrence
J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Millennium Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(3) As described in detail below in "Changes of Control", such persons are members of the Florida Group (as defined in "Changes in Control" below), and said persons share dispositive power with each other as to 4,042,973 shares of the Company's Common Stock issuable to the members of the Florida Group upon the exercise of Warrants (as defined in "Changes in Control" below) by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Florida Group upon the exercise of Warrants. The address of each member of the Florida Group is c/o Keith Stein, 70 East 55th Street, Seventh Floor, New York, NY 10022.

(4) Based upon a Schedule 13D, as amended, as filed with the Securities and Exchange Commission (the "Commission") on November 18, 1999, Mr. Cohen possesses: (i) the sole power to vote 4,884,722 shares of Common Stock, which includes 4,659,984 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,550,070 shares of Common Stock, which includes 2,325,332 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 2,734,092 shares of Common Stock, which includes 2,334,652 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Cohen and 399,440 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Cohen explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(5) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Neustadter possesses: (i) the sole power to vote 835,784 shares of Common Stock, which includes 797,284 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 436,345 shares of Common Stock, which includes 397,845 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other member of the Pembroke Group to dispose of 2,734,092 shares of Common Stock, which includes 399,440 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Neustadter and 2,334,652 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Neustadter explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(6) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Chazanoff possesses: (i) the sole power to vote 2,848,190 shares of Common Stock, which includes 2,714,644 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 1,488,153 shares of Common Stock, which includes 1,354,607 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 3,515,091 shares of Common Stock, which includes 1,360,037 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Chazanoff and 2,155,054 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Chazanoff explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(7) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Jacobs possesses: (i) the sole power to vote 2,257,100 shares of Common Stock, which includes 2,150,753 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 1,179,573 shares of Common Stock, which includes 1,073,226 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 3,515,091 shares of Common Stock, which includes 1,077,527 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Jacobs and 2,437,564 shares of common stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Jacobs explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millenium Group.

(8) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Simms possesses: (i) the sole power to vote 2,257,099 shares of Common Stock, which includes 2,150,752 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 1,179,572 shares of Common Stock, which includes 1,073,226 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 3,515,091 shares of Common Stock, which includes 1,077,527 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Simms and 2,437,564 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Simms explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(9) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Stein possesses: (i) the sole power to vote 1,582,135 shares of Common Stock, which includes 1,505,628 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 827,815 shares of Common Stock, which includes 751,308 shares of Common Stock issuable upon exercise of Warrants; and
(iv)
shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 754,320 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 3,288,653 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(10) To the Company's knowledge, Mr. Barron possesses: (i) the sole power to vote 806,664 shares of Common Stock, which includes 769,544 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 385,541 shares of Common Stock, which includes 384,003 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 385,541 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Barron and 3,657,432 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(11) To the Company's knowledge, Mr. Frieman possesses: (i) the sole power to vote 501,539 shares of Common Stock, which includes 489,897 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 256,100 shares of Common Stock, which includes 244,458 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 245,439 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Frieman and 3,797,534 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(12) To the Company's knowledge, Mr. Offerman possesses: (i) the sole power to vote 252,996 shares of Common Stock, which includes 241,354 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 132,077 shares of Common Stock, which includes 120,435 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 120,919 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Offerman and 3,922,054 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(13) To the Company's knowledge, Mr. Huston possesses: (i) the sole power to vote 168,656 shares of Common Stock, which includes 160,895 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 88,048 shares of Common Stock, which includes 80,287 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 80,608 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Huston and 3,962,365 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(14) To the Company's knowledge, Mr. Sirota possesses: (i) the sole power to vote 252,996 shares of Common Stock, which includes 241,354 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 132,077 shares of Common Stock, which includes 120,435 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 120,919 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Sirota and 3,922,054 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(15) To the Company's knowledge, Mr. Polan possesses: (i) the sole power to vote 252,996 shares of Common Stock, which includes 241,354 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 132,077 shares of Common Stock, which includes 120,435 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 120,919 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Polan and 3,922,054 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(16) To the Company's knowledge, Mr. Zarriello possesses: (i) the sole power to vote 252,996 shares of Common Stock, which includes 241,354 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 132,077 shares of Common Stock, which includes 120,435 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 120,919 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Zarriello and 3,922,054 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(17) To the Company's knowledge, Mr. Mahoney possesses: (i) the sole power to vote 241,354 shares of Common Stock, which includes 241,354 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 120,435 shares of Common Stock, which includes 120,435 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 120,919 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Mahoney and 3,922,054 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(18) To the Company's knowledge, the SIII Associates Limited Partnership possesses: (i) the sole power to vote 4,138,928 shares of Common Stock, which includes 3,937,074 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,166,454 shares of Common Stock, which includes 1,964,600 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 4,042,973 shares of Common Stock, which includes 1,972,474 shares of Common Stock issuable upon the exercise of Warrants held by the SIII Associates Limited Partnership and 2,070,499 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Third Addison Park Corporation is the general partner of the SIII Associates Limited Partnership, and Gary L. Shapiro is the chief executive officer of Third Addison Park Corporation.

(19) To the Company's knowledge, J.G. Wentworth, S.S.C. Limited Partnership possesses: (i) the sole power to vote 3,000,000 shares of Common Stock, which includes 3,000,000 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 3,000,000 shares of Common Stock, which includes 3,000,000 shares of Common Stock issuable upon exercise of Warrants.

(20) Based upon a Schedule 13D, as filed with the Commission on January 20, 2002, Mr. Feinberg possesses: (i) the sole power to vote and direct the disposition of the 4,753,113 shares of Common Stock, held by Blackacre Bridge Capital, L.L.C. and the sole power to vote and direct the disposition of the 653,000 shares of Common Stock held by Blackacre Capital Group, L.P.

B.  SECURITY OWNERSHIP OF MANAGEMENT
    --------------------------------

     The following table sets forth certain information as of December 31, 2001 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (7 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

    Name of                  Amount and Nature of          Percentage
Beneficial Owner             Beneficial Ownership           of Class
----------------             --------------------          ----------

Alan E.  Casnoff                     685,000 (2)                 3.1%
Gary Flicker                         125,000 (3)                   **
Jay Thailer                           52,000 (4)                   **
Myron Rosenberg                      363,854 (5)                 1.7%
Frederick E.  Smithline              132,550 (6)                   **
Keith B.  Stein                    4,870,788 (7)                15.9%
All current directors
and executive officers
as a group (6 persons)             6,229,192 (8)               23.22%

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

     ** Less than 1%

(1) Messrs. Casnoff, Flicker and Thailer are executive officers of the Company. Messrs. Rosenberg, and Smithline are the regular directors Mr. Casnoff was appointed as a director upon the resignation of Mr. Yudell, and Mr. Stein is the special purpose director.

(2) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 26,000 shares owned by a corporation partially owned and controlled by Mr. Casnoff, and 475,000 shares which may be acquired upon the exercise of currently exercisable options.

(3) Represents 125,000 shares which may be acquired upon the exercise of currently exercisable options.

(4) Represents 42,000 shares which may be acquired upon the exercise of currently exercisable options and 10,000 shares held by Mr. Thailer and his wife as joint tenants.

(5) Includes 4,300 shares held by Mr. Rosenberg's wife, as to which shares he disclaims beneficial ownership, and 75,000 shares which may be acquired upon the exercise of currently exercisable options.

(6) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common and 6,000 shares held by Mr. Smithline's wife, as to which 6,000 shares Mr. Smithline disclaims beneficial ownership. Also includes 75,000 shares which may be acquired upon the exercise of currently exercisable options.

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

(8) Number of shares and percentage owned includes 3,831,303 shares which may be acquired through exercise of currently exercisable options and Warrants held by certain of the named persons. The number of outstanding shares for the purpose of computation of percentage of ownership by the group includes such shares.

     C. CHANGES IN CONTROL

     Each of the Certificate of Incorporation (the "Certificate") and the By-laws (the "By-laws") of the Company contains restrictions prohibiting the sale, transfer, disposition, purchase or acquisition of any capital stock until September 30, 2009, without the prior authorization of the Board of Directors of the Company, by or to any holder (a) who beneficially owns directly or through attribution (as generally determined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code")) five percent (5%) or more of the value of the then issued and outstanding shares of capital stock of the Company or (b) who, upon the sale, transfer disposition purchase or acquisition of any capital stock of the Company would beneficially own directly or through attribution (as generally determined under Section 382 of the Code) five percent (5%) or more of the value of the then issued and outstanding capital stock of the Company, if that sale, transfer, disposition, purchase or acquisition would, in the sole discretion and judgment of the Board of Directors of the Company jeopardize the Company's preservation of its federal income tax attributes pursuant to Section 382 of the Code. The Board of Directors has the right to void any such transaction.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     BLACKACRE TRANSACTION
     ---------------------

The Company had outstanding as of December 31, 2001 approximately $2,400,000 aggregate principal amount of 10% redeemable notes due December 31, 2005. The notes are redeemable in cash, or at the option of DVL, for common stock at a formula based upon the market price of the DVL common stock.

In an effort to reduce the potential future dilution to existing shareholders resulting from a redemption of the notes for stock, in December 2001, the Company entered into an agreement with Blackacre Bridge Capital, LLC ("Blackacre") under which Blackacre exchanged $1,188,278 principal amount of notes for 4,753,113 shares of DVL's common stock (the "Exchange Agreement"). This represents a conversion rate of $.25 per share.

The Exchange Agreement includes a provision which states that Blackacre shall not sell or acquire any shares of the Company without the written consent of the Board of Directors of the Company. The Board may withhold consent prior to December 31, 2005, only if such transfer would, in the sole discretion of the Board of Directors, jeopardize the Company's preservation of its Federal Income Tax attributes under Section 382 of the Internal Revenue Code or in the case of a transfer after December 31, 2005 would be materially adverse to the interest of the Company.

If at any time after December 31, 2005, Blackacre is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then Blackacre shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by Blackacre would have an aggregate market value of not more than $1 million dollars.

After the transaction, DVL had 21,313,563 shares of common stock issued and outstanding.

The transaction resulted in an extraordinary gain of $482,000. As a result of the exchange, Blackacre and its affiliates now own approximately 25% of DVL's issued and outstanding common stock.

     NPM AND NPO TRANSACTIONS
     ------------------------

     The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382,000; (ii) 1,000,000 shares of Common Stock (representing 4.7% of the Common Stock now outstanding) were issued to, and purchased by, the Holders (see Item 12(C) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) Warrants to purchase additional shares of Common Stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the Holders; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an Asset Servicing Agreement dated March 27, 1996. In consideration for such services, the Company pays NPO $600,000 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions.

During 2001 the agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $645,000. The Company paid to NPO $1,038,000 and $1,866,000 in 2001 and 2000 respectively. As of December 31, 2001 and 2000 the Company had accrued service fees payable to NPO of $28,000 and $373,000 respectively.

     In 1997, NPM advanced the Company an additional $200,000. In addition, from January 1998 through May 1999, NPM advanced additional amounts aggregating $370,000 to DVL. These advances were not required under the Original Loan Documents. In May 1999, the Company paid all remaining outstanding amounts due on the loan to NPM.

     The members of the Millenium Group, the Pembroke Group, and the Florida Group are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company is an affiliate of NPM, and therefore has a material interest in said transactions. Mr. Stein is also a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millenium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millienium Group is owned and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

     Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives the following (a) a monthly fee of $5,000 through November 2000, and
(b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. For 2001 and 2000 the Company received compensation under such agreement equal to $442,900 and $362,500, respectively.

     The Company has received fees pursuant to a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives expense reimbursements of $4,000 per month. The Company received aggregate compensation under such agreement of $48,000 for 2001 and 2000.

     The Company received fees from an entity that is part of the Opportunity Fund in consideration for the Company providing property management services. For 2001 and 2000, the Company received compensation equal to $27,000 and $27,000, respectively.

     The Company has received fees from an entity whose partners are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are obtained. The Company recorded fees of $152,000 and $102,000 in 2001 and 2000 which included incentive fees of $50,000 and $-0-, respectively.

     The Millenium Group, an affiliate of NPO, received approximately $67,000 and $90,000 for 2001, and 2000, respectively, representing compensation and reimbursement of expenses for collection services on limited partner notes. In addition, in 2001 and 2000 the Company paid or accrued fees of $150,000 and $25,000 to the Millenium Group and $205,000 and $55,000 to the Pembroke Group (another affiliate of NPO), respectively, and agreed in 2002 to issue a total of 400,000 shares of Common Stock to the Pembroke Group and the Millenium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

     In connection with sales of property owned by Affiliated Limited Partnerships a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $86,453 and $106,900 from various Affiliated Limited Partnerships in 2001 and 2000, respectively.

     OPPORTUNITY FUND
     ----------------

    The Company, Blackacre, PNM, and Pemmil are parties to the Opportunity Agreement. The Opportunity Agreement has a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provides for an arrangement (the "Opportunity Fund") whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds from its reserves or available from operations, or by obtaining financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund has a right of first refusal to finance such Opportunity.

     PNM and Pemmil are owned and controlled by the Pembroke Group and the Millenium Group.

     All of the required capital contributions were to be provided by the other members. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to 20%.

     The Opportunity Agreement has not been renewed or extended. While the Opportunity Fund no longer has the right of first refusal with regard to opportunities, the Company may continue to present opportunities to the fund.

     As of March 1, 2002, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired the property of an Affiliated Limited Partnership. In addition, during 1999, the Opportunity Fund acquired a property of an Affiliated Limited Partnership and the land underlying this property from DVL. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. In December 2001, the Opportunity Fund also sold its property located in Kearny, NJ to an entity in which certain partners are affiliates of NPO. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional two mortgage loans as each of the properties that secured these two mortgage loans were sold. As of March 1, 2002, the Opportunity Fund owns four mortgages. During 2001, DVL was paid approximately $280,000 from the investments by the Opportunity Fund, of which $189,000 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                 Item 8
                                                              Page No.
                                                              --------

          Independent Auditors' Report                          F - 1

          Consolidated Balance Sheets -
          December 31, 2001 and 2000                            F - 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 2001                               F - 4

          Consolidated Statements of Shareholders'
          Equity for each of the years in the three
          year period ended December 31, 2001                   F - 6

          Consolidated Statements of Cash Flows for
          each of the years in the three year period
          ended December 31, 2001                               F - 7

          Notes to Consolidated Financial Statements            F - 10

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

     (3)  INDEX OF EXHIBITS

     The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):

     3.   ARTICLES OF INCORPORATION AND BY-LAWS.

     (a) DVL's Certificate of Incorporation, filed March 28, 1977 (Incorpo-rated by reference to Exhibit 6(d) to DVL's Form S-1 Registration Statement No. 2-58847 dated April 28, l977.)

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

     (e) DVL's Certificate of Amendment to Certificate of Incorporation, filed July 24, 1987. (Incorporated by reference to Exhibit 3(e) to DVL's Form 10-K for the fiscal year ended December 31, 1987.)

     (f) DVL's Certificate of Amendment to Certificate of Incorporation, filed December 20, 1993. (Incorporated by reference to DVL's Form 10-K for fiscal year ended December 31, 1993.)

     (g) DVL's Certificate of Amendment to Certificate of Incorporation, filed December 4, 1995 (Incorporated by reference to DVL's proxy statement dated October 13, 1995 - Exhibit A.)

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

     (l) DVL's Second Amendment to By-Laws, effective September 17, 1996. (Incorporated by reference to DVL's proxy statement dated July 31, 1996 - Exhibit J.)

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

    10.7 Amended and Restated Loan Agreement between DVL, and NPM, dated dated March 27, 1996. (Incorporated by reference to Proxy Statement dated July 31, 1996 - Exhibit A.)

    10.8 Amended and Restated Negotiable Promissory Note from DVL to NPM. (Incorporated by reference to DVL's Proxy Statement dated July July 31, 1996 - Exhibit B.)

    10.9 Asset Servicing Agreement between DVL and NPO. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit C.)

    10.10 Stock Purchase Agreement between DVL and NPM. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit D.)

    10.11 Securities Purchase Agreement between DVL and NPM. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit E.)

    10.12 Common Stock Warrant issued by DVL to NPO. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit F.)

    10.13 DVL 1996 Stock Option Plan. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit K.)

    10.14 Amendment to DVL 1996 Stock Option Plan effective February 1, 2000. (Incorporated by reference to DVL's Form 10-K for fiscal year ended December 31, 1999.)

    10.15 Employment Agreement and Indemnification Agreement comprising Exhibit A thereto, between DVL and Gary Flicker, dated April 16, 1997 (effective as of said date). (Incorporated by reference to Exhibit
          10.2 to DVL's Form 10-Q for the quarter ended June 30, 1997).

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

    10.21 Subordination Agreement, dated as of October 20, 1997, among DVL, Blackacre, NPM and NPO. (Incorporated by reference to Exhibit 10.3 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

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

    10.26 Loan Agreement, Promissory Note and Pledge, Collateral Assignment and Security Agreement, each dated as of March, 2000, each relat- ing to a loan from Pennsylvania Business Bank to DVL in the orig- inal principal amount of $1,000,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended June 30, 2000.)

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

    10.31 Agreement of Purchase and Sale, dated as of October 2, 2000, relating to the purchase of real estate assets by Del Toch, LLC from Passaic Avenue South Associates.

    10.32 Agreement of Purchase and Sale, dated as of October 12, 2000, relating to the purchase of land by Delborne Land Company, LLC from Mcany of Kearny, Inc.

    10.33 Waiver of Event of Default and Agreement regarding demand and payment of fees dated March 2001 by NPO.

    10.34 Purchase Agreement, dated April 27, 2001, by and among J.G. Wentworth Receivables II LLC, Receivables II-A LLC, Receivables II-A Holding Company, LLC, J.G. Wentworth S.S.C., Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holdings, Inc., and DVL, Inc. for the purchase of residual interests in securitized portfolios. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.35 Non-negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $22,073,270 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.36 Non-negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $3,252,730 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.37  Guaranty and Surety  Agreement  dated April 27, 2001 by and from DVL,
           Inc.  in  favor  or  J.G.  Wentworth  S.S.C.,   Limited  Partnership.
           (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.38 Common Stock Warrant dated April 27, 2001. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.39 Purchase Agreement, dated as of August 20, 2001, by and among J.G. Wentworth Receivables II LLC, Receivables II-B LLC, Receivables II-B Holding Company LLC, J.G. Wentworth S.S.C. Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holding, Inc. and DVL, Inc. for the purchase of residual interests in securitized portfolios. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.40 Non-Negotiable, Secured Purchase Money Promissory Note dated as of August 15, 2001 in the original principal amount of $7,931,560.00 payable to the order of J.G. Wentworth S.S.C. Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.41 Non-Negotiable, Secured Purchase Money Promissary Note dated as of August 15, 2001 in the original principal amount of $1,168,440.00 payable to the order of J.G. Wentworth S.S.C. Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.42 Guaranty & Surety Agreement dated as of August 20, 2001 by and from DVL, Inc. in favor of J.G. Wentworth S.S.C. Limited Partnership. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.43 Pledge Agreement, dated as of August 20, 2001 by S2 Holdings, Inc. for the benefit of J.G. Wentworth S.S.C. Limited Partnership. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.44 Common Stock Warrant dated as of August 15, 2001. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.45 Exchange Agreement, dated as of December 28, 2001, by and between DVL, Inc. and Blackacre Bridge Capital, L.L.C.

    *11.   Schedule of Computation of Net Earnings Per Share.

    21.    SUBSIDIARIES OF DVL.

          The Company's only significant subsidiaries are Professional Service Corporation (a Delaware Corporation), Del Toch, LLC (a Delaware Limited Liability Corporation), Delborne Land Company, LLC (a Delaware Limited Liability Corporation), S2 Holdings, Inc. (a Delaware Holding Company), DVL Mortgage Holdings, LLC (a Delaware Limited Liability Corporation), Receivables II-A, LLC (a Nevada Limited Liability
          Corporation), Receivables II-B,LLC (a Nevada Limited Liability Corporation).

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DVL, INC.

Date: March   , 2002            By:
           ---                       ---------------------------
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----


--------------------------
Jay Thailer                  Executive Vice President and     March   , 2002
                             Chief Financial Officer                --
                             (Principal Financial and
                              Accounting Officer)


--------------------------
Alan E. Casnoff              Director, President and Chief    March   , 2002
                             Executive Officer (Principal           --
                             Executive Officer)


--------------------------
Frederick E. Smithline       Director                         March   , 2002
                                                                    --


--------------------------
Myron Rosenberg              Director                         March   , 2002
                                                                    --

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DVL, INC.

Date: March   , 2002             By: /s/ Alan E. Casnoff
            --                       ---------------------------
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

/s/ Jay Thailer
--------------------------
Jay Thailer                  Executive Vice President and     March   , 2002
                             Chief Financial Officer                --
                             (Principal Financial and
                              Accounting Officer)


/s/ Alan E. Casnoff
--------------------------
Alan E. Casnoff              Director, President and Chief    March   , 2002
                             Executive Officer (Principal           --
                               Executive Officer)


/s/ Frederick E. Smithline
--------------------------
Frederick E. Smithline       Director                         March   , 2002
                                                                    --


/s/ Myron Rosenberg
--------------------------
Myron Rosenberg              Director                         March   , 2002
                                                                    --

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

            Consolidated Financial Statements of DVL, Inc.
           and Subsidiaries and Independent Auditors Report

                                                                  Page
                                                                  ----

Independent Auditors' Report                                      F - 1

Consolidated Balance Sheets-December 31, 2001 and 2000            F - 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 2001          F - 4

Consolidated Statements of Shareholders' Equity
 for each of the years in the three year period
  ended December 31, 2001                                         F - 6

Consolidated Statements of Cash Flows for each of the
  years in the three year period ended December 31, 2001          F - 7

Notes to Consolidated Financial Statements                        F - 10

Schedule III - Real Estate and Accumulated Depreciation

Richard A.  Eisner & Company, LLP
100 Campus Drive
Florham Park, New Jersey  07932

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
DVL, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we audited the accompanying financial schedule III. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

RICHARD A. EISNER & COMPANY, LLP

Florham Park, New Jersey
March 5, 2002

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               December 31,
                                                          ----------------------
                                                             2001        2000
ASSETS                                                    ----------  ----------
------

Residual interests in securitized portfolios              $ 36,906     $      -
                                                          --------     --------
Mortgage loans receivable from affiliated
 partnerships (net of unearned interest of
 $15,908 for 2001 and $12,340 for 2000)                     35,567       41,639

  Allowance for loan losses                                  4,095        5,250
                                                          --------     --------
  Net mortgage loans receivable                             31,472       36,389
                                                          --------     --------

Cash (including restricted cash of $215 and $213
  for 2001 and 2000, respectively)                           2,987        1,184

Investments
  Real estate at cost (net of accumulated deprecia-
    tion of $104 for 2001 and $26 for 2000)                  4,142        3,737

  Real estate lease interests                                1,080        1,215

  Affiliated limited partnerships (net of allow-
   ance for losses of $540 and $647 for 2001 and
   2000, respectively)                                       1,121        1,157

  Other investments (net of allowance for losses
   of $400 for 2000)                                             -          648

Deferred income tax benefits                                 1,050            -

Prepaid financing and other assets                             932        1,107
                                                          --------     --------
    Total assets                                          $ 79,690     $ 45,437
                                                          ========     ========

See notes to consolidated financial statements.

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                               December 31,
                                                          ----------------------
                                                             2001        2000
                                                          ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

  Notes Payable - residual interests                       $ 35,044    $      -
  Underlying mortgages payable                               22,218      26,019
  Long-term debt - affiliates                                 1,942       2,282
  Long-term debt - other                                      5,067       5,577
  Notes payable - litigation settlement                       1,902       2,922
  Redeemed notes payable - litigation settlement                596         106
  Fees due to affiliates                                        928         373
  Accounts payable, security deposits and accrued
    liabilities (including deferred income of $17
    for 2001 and $13 for 2000)                                1,038         585
                                                           --------    --------
     Total liabilities                                       68,735      37,864
                                                           --------    --------

Commitments and contingencies

Shareholders' equity:

  Preferred  stock $10.00 par value,  authorized -
    100 shares for 2001 and 2000, issued - 100 shares
    for 2001 and 2000                                              1           1
  Preferred stock, $.01 par value, authorized 5,000,000
    shares for 2001 and 2000, issued - 0 shares for 2001
    and 2000                                                      -           -
  Common stock, $.01 par value, authorized -
   90,000,000 shares, issued - 21,313,563 shares for
   2001 and 16,560,450 shares for 2000                          213         166
  Additional paid-in capital                                 95,757      95,288
  Deficit                                                   (85,016)    (87,882)
                                                           --------    --------
     Total shareholders' equity                              10,955       7,573
                                                           --------    --------
     Total liabilities and shareholders' equity            $ 79,690    $ 45,437
                                                           ========    ========
See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                 Year Ended December 31,
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------
Income from affiliates:

  Interest on mortgage loans               $    3,118  $    3,436  $    3,549
  Gain on satisfaction of mortgage loans          615         256       1,639
  Partnership management fees                     368         454         405
  Transaction and other fees from
   partnerships                                   260         413         502
  Distributions from investments                  138         253         265

Income from others:

  Interest income - residual interests          2,802           -           -
  Net rental income (including depreciation
   of $80 for 2001 and $10 for 2000)              720         523         532
  Management fees                                 804         500         533
  Distributions from investments                  667         149          34
  Other income and interest                        63          79         276
                                           ----------  ----------  ----------
                                                9,555       6,063       7,735
                                           ----------  ----------  ----------
Operating expenses:

  Recovery of provision for losses                 (3)        (37)        (48)
  General and administrative                    1,541       1,309       1,327
  Asset Servicing Fee - NPO Management LLC        640         623         600
  Legal and professional fees                     549         393         427

Interest expense:

  Underlying mortgages                          2,029       2,329       2,640
  Notes payable - residual interests            1,840           -           -
  Litigation Settlement Notes                     484         502         481
  Affiliates                                      389         434       1,191
  Others                                          551         311          91
                                           ----------  ----------  ----------
                                                8,020       5,864       6,709
                                           ----------  ----------  ----------
Income before income tax benefit
  and extraordinary gain                        1,535         199       1,026

Income tax benefit                               (970)          -           -
                                           ----------  ----------  ----------

Income before extraordinary gain                2,505         199       1,026

Extraordinary gain on the settlements
 of indebtedness                                  361         306       1,267
                                           ----------  ----------  ----------
Net income                                 $    2,866  $      505  $    2,293
                                           ==========  ==========  ==========

                                      (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (continued)

                                                 Year Ended December 31,
                                           ----------------------------------
                                              2001        2000        1999
                                           ----------  ----------  ----------

Basic earnings per share:
  Income before extraordinary gain         $      .15  $      .01  $      .06
    Extraordinary gain                            .02         .02         .08
                                           ----------  ----------  ----------
      Net income                           $      .17  $      .03  $      .14
                                           ==========  ==========  ==========

Diluted earnings per share:
  Income before extraordinary gain         $      .03  $      .01  $      .02
  Extraordinary gain                              .00         .00         .02
                                           ----------  ----------  ----------
  Net income                               $      .03  $      .01  $      .04
                                           ==========  ==========  ==========
Weighted average shares outstanding -
  basic                                    16,599,517  16,560,450  16,560,450
Effect of dilutive securities             108,172,598  79,777,136  50,422,788
                                          -----------  ----------  ----------
Weighted average shares outstanding -
  diluted                                 124,772,115  96,337,586  66,983,238
                                          ===========  ==========  ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                                   Preferred Stock      Common Stock     Additional
                                                   ---------------  --------------------   paid-in
                                                    Shares  Amount     Shares    Amount    capital   Deficit   Total
                                                   -------- ------  -----------  ------- ---------- --------- -------
Balance-January 1, 1999                                100  $    1   16,560,450  $   166   $95,288   $(90,680) $ 4,775

Net income                                               -       -            -        -         -      2,293    2,293
                                                  --------  ------  -----------  -------   -------   --------  -------
Balance - December 31, 1999                            100       1   16,560,450      166    95,288    (88,387)   7,068

Net income                                               -       -            -        -         -        505      505
                                                  --------  ------  -----------  -------   -------   --------  -------


Balance - December 31, 2000                            100       1   16,560,450      166    95,288    (87,882)   7,573
                                                  --------  ------   ----------  -------   -------   --------  -------

Issuance of warrants in connection with
  the purchase of residual interests in
  securitized portfolios                                 -       -            -        -       136          -      136

Issuance of common stock in connection with
  exchange of notes payable for stock                    -       -    4,753,113       47       333          -      380

Net income                                               -       -            -        -         -      2,866    2,866
                                                  --------  ------   ----------  -------   -------   --------  -------
Balance - December 31, 2001                            100  $    1   21,313,563  $   213   $95,757   $(85,016) $10,955
                                                  ========  ======   ==========  ========  =======   ========  =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Cash flows from operating activities:

 Income before extraordinary gain                    $  2,505   $    199   $  1,026
  Adjustments to reconcile income before extra-
   ordinary gains to net cash provided by (used
   in) operating activities
    Income tax benefit                                 (1,050)         -          -
    Interest income accreted on residual interests       (381)         -          -
    Recovery of provision for losses                       (3)       (37)       (48)
    Accrued interest added to indebtedness                294        273        247
    Gain on satisfactions of mortgage loans              (615)      (256)    (1,639)
    Depreciation                                           80         10          -
    Amortization of unearned interest on loans
     receivable                                          (115)       (62)       (67)
    Amortization of real estate lease interests           135        136        138
    Amortization of debt discount                           -          -        234
    Imputed interest on notes                             484        502        481
    Net decrease (increase) in prepaid financing
     and other assets                                     303       (390)       997
    Net increase (decrease) in accounts payable,
     security deposits and accrued liabilities            447        132        (95)
    Net (decrease) in fees due to affiliates             (345)    (1,094)      (247)
    Net increase (decrease) in deferred income              4        (22)         5
                                                     --------   --------   --------
      Net cash provided by (used in) operating
       activities                                       1,743       (609)     1,032
                                                     --------   --------   --------

Cash flows from investing activities:

Collections on loans receivable                         7,872      4,949     14,851
Investments in loans receivable                          (325)    (2,426)        --
Real estate acquisitions and capital improvements        (610)    (3,391)        --
Net decrease in affiliated limited partnership
  interests and other investments                         684        169        123
Proceeds on sale of real estate                             -          -        300
                                                     --------   --------   --------
      Net cash provided by (used in) investing
        activities                                      7,621       (699)    15,274
                                                     --------   --------   --------

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Cash flows from financing activities:

  Proceeds from new borrowings                       $    200   $  6,425   $    588
  Repayment of indebtedness                            (1,288)      (992)    (4,707)
  Payments on underlying mortgages payable             (5,701)    (4,040)   (10,952)
  Payments on notes payable - residual interests         (105)         -          -
  Payments related to debt tender offers and
    redemptions                                          (667)      (171)      (357)
                                                     --------   --------   --------

     Net cash provided by (used in) financing
       activities                                      (7,561)     1,222    (15,428)
                                                     --------   --------   --------

Net (decrease) increase in cash                         1,803        (86)       878
Cash, beginning of year                                 1,184      1,270        392
                                                     --------   --------   --------

Cash, end of year                                    $  2,987   $  1,184   $  1,270
                                                     ========   ========   ========

Supplemental disclosure of cash flow
 information:

  Cash paid during the year for interest             $  4,601   $  2,499   $  2,382
                                                     ========   ========   ========

  Cash paid for income taxes                         $     44   $     35   $     21
                                                     ========   ========   ========

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                   Year Ended December 31,
                                                 ---------------------------
                                                   2001      2000      1999
                                                 -------   -------   -------

Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt
   tender offer and redemptions                  $   945   $   306   $ 1,267
                                                 =======   =======   =======

  Residual interests in securitized portfolios   $36,525   $     -   $     -
                                                 =======   =======   =======

  Notes payable - residual interests             $35,124   $     -   $     -
                                                 =======   =======   =======

See notes to consolidated financial statements.

                        DVL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has six 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), Delborne Land Company, LLC ("Delborne"), S2 Holdings, Inc. ("S2"), DVL Mortgage Holdings, LLC ("DMH") and Delbrook Holdings, LLC ("Delbrook") all of which are consolidated for accounting purposes. DVL does not consolidate any of the various partnerships (the "Affiliated Limited Partnerships") in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (which 1% interest is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners;
(iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the partnership, due to the triple net lease arrangements for the partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were either in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the limited partnerships, which are considered affiliates, on a cost basis with the cost basis adjusted for impairments which took place in prior years. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

     Also, DVL has two inactive subsidiaries: Del-Val Capital Corp. ("DVCC") and RH Interests, Inc. ("RH") which have been consolidated in these financial statements. Additionally, S2 owns 99.9% Class B member interests in Receivables II-A, LLC and Receivables II-B, LLC which are passive entities created solely to receive the residual cash flow from the securitized receivable pools that each entity owns. All material intercompany transactions and accounts are eliminated in consolidation.

b. USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. ALLOWANCE FOR LOSSES: Specific loss reserves are provided as required based on management's evaluation of the underlying collateral on each loan or investment.

d. DEPRECIATION: Depreciation is provided by charges to operations on either a straight-line basis or accelerated basis at rates which will allocate the cost of the assets over their estimated useful lives.

e. DEFERRED CHARGES: Deferred charges applicable to debt financing are amortized over the term of the debt using the effective interest rate method.

f. RESIDUAL INTERESTS: Since these residual interests are not subject to prepayment risk they are accounted for as investments held-to-maturity and are carried at amortized cost using the effective yield method. Permanent impairments are recorded immediately through earnings. Favorable changes in future cash flows are recognized through earnings as interest over the remaining life of the retained interest.

g. INCOME RECOGNITION: Interest income is not recognized on the non- performing portion of DVL's loan portfolio. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and, in the opinion of management, the collection of such payments in the future appears doubtful. DVL accounts for increases and decreases in the amount or timing of expected future cash flows on its loan portfolio by adjusting the valuation allowance, not to exceed the recorded investment in the loan. Cash receipts on restructured loans are treated as interest income as a result of previous write-downs of such loans due to prior impairments. DVL records contingent rents in the period in which the contingency is resolved. Management and transaction fees are recognized in income when earned. Distributions from investments are recorded as income when the amount to be received can be estimated and collection is probable. Rental income is recognized in income as rent under the related leases becomes due.

h. IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS: DVL does not have any impaired real estate investments and/or real estate lease interests at December 31, 2001. All assets are analyzed annually based upon prior appraised values, which are adjusted every year based on cash flow assumptions set forth in such appraisals.

i. RESTRICTED CASH: As of December 31, 2001 and 2000, DVL had restricted cash of $215,000 and $213,000, respectively. The restricted cash at December 31, 2001 and 2000, represents monies owed to the Settlement Fund.

j.  UNEARNED  INTEREST ON MORTGAGE  LOANS AND LOAN  ORIGINATION  FEES AND COSTS:
Unearned interest on mortgage loans is recognized as income using the effective interest method over the life of the corresponding loans. Presently, DVL does not receive loan origination fees as the Company is not originating new loans receivable.

k. FAIR VALUE OF FINANCIAL INSTRUMENTS: As disclosed in Note 3, DVL's loan portfolio is valued based on the value of the underlying collateral. As all loans are either receivables from affiliated limited partnerships or are collateralized by interests in affiliated limited partnerships, it is not practical to estimate fair value of the loans. Due to the nature of the relationship between the limited partnerships and DVL's general partner interest in the limited partnerships and the authority of the Oversight Committee, the amount at which the loans could be exchanged with third parties is not reasonably determinable, as any such estimate would have to consider the intention of the Oversight Committee, the amounts owed, if any, to DVL for its interests in the partnerships and any transaction fees to which DVL might be entitled. See Note 2 for discussion on residual interests.

l. FEDERAL INCOME TAXES: DVCC, PSC, RH, Del Toch, S2, DMH, Delbrook and Delborne are included in DVL's consolidated federal income tax return.

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

m. EARNINGS PER SHARE: All income is attributable to common stock. The preferred stock issued by DVL at the present time total 100 shares with a par value of $10.00 per share. There are no cumulative dividends or accretion. Diluted earnings per share includes the dilutive effect of the outstanding litigation settlement notes payable, the NPM warrants and stock options.

     The Company reports a dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised using the treasury stock method.

n. RECENTLY ISSUED ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued in June 2001. SFAS 141 was effective July 1, 2001 and SFAS 142 is effective beginning January 1, 2002. Under these new standards, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, was issued in August 2001 and is effective beginning January 1, 2002. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company does not expect the adoption of those pronouncements to result in any material effects on the Company's Consolidated Financial Statements.

2.   Residual Interests In Securitized Portfolios

     On March 30, 2001, the Company, through its consolidated subsidiary, S2, acquired a 99.9% Class B member interest in Receivables II-A LLC, a limited liability company ("Receivables II-A"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interest entitles the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A. Receivables II-A solely receives the residual cash flow from four securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-A for an aggregate purchase price of $26,134,264, including costs of $809,264 including the issuance of a warrant, valued at $74,000, for the purchase of 2 million shares of the common stock of DVL, exercisable until February 15, 2011 at a price of $.20 per share. The purchase price was paid by the issuance of limited recourse promissory notes by the consolidated subsidiary in the aggregate amount of $25,325,000. Principal and interest are payable from the future monthly cash flow. The notes mature on December 31, 2021, bear interest at the rate of 8% annually, and are secured by a pledge of the consolidated subsidiary's interest in Receivables II-A and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $2,532,500 of the purchase price. The guaranty is reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2001 was $2,532,500. Payments, if any, due under this guaranty are payable after December 31, 2021.

     In accordance with the purchase agreement, through December 31, 2001, the residual interests in securitized portfolios and the notes payable increased by approximately $699,000 based on the performance of the underlying receivables.

     On August 15, 2001, the Company, through a consolidated subsidiary, acquired a 99.9% Class B member interest in Receivables II-B LLC, a limited liability company ("Receivables II-B"), from the same party from which it acquired Receivables II-A. The Class B member interest entitles the Company to 99.9% of all items of income, loss and distribution of Receivables II-B. Receivables II-B receives the residual cash flow from a securitized receivable pool after payment to the securitized noteholders.

     The Company purchased its interest in Receivables II-B for an aggregate purchase price of $9,657,000, including costs of $557,000 including the issuance of a warrant, valued at $62,000, for the purchase of 1 million shares of the common stock of DVL, exercisable until August 15, 2011 at a price of $.20 per share. The purchase price was paid by the issuance of limited recourse promissory notes by the consolidated subsidiary in the aggregate amount of a $9,100,000. Principal and interest are payable from the future monthly residual interest cash flow. The notes mature on August 15, 2020, bear interest at the rate of 8% annually, and are secured by a pledge of the consolidated subsidiary's interest in Receivables II-B and all proceeds and distributions related to such interest. The principal amount of the notes and the purchase price are adjusted from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $910,000 of the purchase price. The guaranty is reduced by 10% of the principal paid. The amount of the guarantee at December 31, 2001 was $899,464. Payments, if any, due under this guaranty are payable after August 15, 2020.

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

                     March 30, 2001 Transaction    August 15, 2001 Transaction
                     --------------------------    ---------------------------

      Years                 Minimum    Maximum        Minimum      Maximum
      -----                 -------    -------        -------      -------

   2001 to 2009            $462,500    $500,000       $280,000    $380,000
   2010 to final payment    700,000     750,000       $350,000    $400,000
     on notes payable*

     * Final payment on the notes payable expected 2016 related to the March transaction and 2018 for the August transaction.

The Company expects to receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2001 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions ($ in thousands):

      Carrying value of residual interests                  $ 36,906
      Fair value of residual interests                      $ 37,597
      Weighted-average life (in years)                          11.1
      Expected credit losses                                    5.39%
        Impact on fair value of 10% adverse change          $  2,181
        Impact on fair value of 20% adverse change          $  3,201
      Discount rate                                            12.40%
        Impact on fair value of 10% adverse change           $ 3,007
        Impact on fair value of 20% adverse change           $ 5,675

Those sensitivities are hypothetical and should be used with caution. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

3.   Mortgage Loans Receivable and Underlying Mortgages Payable

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

     DVL's mortgage portfolio included 23 and 26 loans with net carrying values of $28,377,000 and $33,639,000 as of December 31, 2001 and 2000, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

     DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates of 6.66% to 14.0% and require principal and interest payments solely from the proceeds of the wrap mortgages receivable.

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 15% per annum, aggregating net carrying values of $5,101,000, and $5,353,000 subject to underlying mortgages of $3,087,000 and $3,488,000 at December 31, 2001 and 2000, respectively, and mature through 2027. The effect of the modification on these mortgages on DVL's interest income for 2001 was not material.

     In addition, at the time of the settlement, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2001 and 2000 the modified loans due directly from the partnerships aggregated net carrying values of $19,160,000 and $24,224,000 and subject to underlying mortgages of $14,594,000 and $18,905,000, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $251,000, $309,000 and $360,000 for 2001, 2000, and 1999, respectively. Had these loans not been in default and had the terms not been modified, interest income relating to these notes would have been approximately $2,000,000 in 2001, $2,500,000 in 2000, and $3,000,000 in 1999.

     DVL's mortgage and other loans due from Affiliated Limited Partnerships, an unaffiliated entity and limited partners are as follows:

                                                                  2001                                      2000
                                                   ------------------------------------    ----------------------------------------
                                                                     Accrued                                    Accrued
                                                                     Interest  Allowance                        Interest   Allowance
                                                   Number            Included  For Loan     Number              Included   For Loan
Mortgage Loans Due From Affiliated Partnerships     of      Loan     In Loan   Losses        of        Loan     In Loan    Losses
(dollar amounts in thousands)                      Loans   Balance   Balance   (Note 4)     Loans     Balance   Balance    (Note 4)
-----------------------------------------------    ------  -------   --------  --------    -------    -------   --------   ---------
Long-term wrap-around mortgage loans ranging
  from $376 to $3,107 in 2001 and from $393
  to $2,625 in 2000 maturing at various dates
  through May 2029 (a)                               16     $ 27,264   $ 21     $     -        16     $ 23,127    $  74     $     -

Other  long-term  mortgage  loans ranging from
  $1,329 to $1,433 in 2001 and from $1,363 to
  $1,436 in 2000 maturing at various dates
  through May 2029 (b)                                2        2,762      -         945        2         2,799        -         545

Long-term  wrap-around and other mortgage loans
  acquired from Kenbee pursuant to the Limited
  Partner Settlement ranging from $285 and $2,438
  in 2001 and from $285 to $3,308 in 2000 maturing
  at various dates through June 2031 (c)             16       21,449      -       3,150       20        28,053        -       4,705
                                                     --     --------  -----     -------      ---      --------   ------     -------
Total mortgage loans                                 34       51,475     21       4,095       38        53,979       74       5,250


Loans Collateralized By Limited Partnership Interests
-----------------------------------------------------
Loans ranging from $1 and $58 in 2001 and from $1
  to $58 in 2000 in default (d) Included in
  prepaid financing and other assets                 21          355      -         278       24           389        -         284

Due from affiliated partnerships
--------------------------------
Advances and Other - Included in prepaid
  financing and other assets                          5           14      -           -       16           170        -           -
                                                     --     --------  -----     -------      ---      --------   ------      ------
Total loans receivable                               60       51,844  $  21     $ 4,373       78        54,538   $   74     $ 5,534
Less unearned interest on partnership mortgage      ===               =====     =======      ===                 ======     =======
  loans                                                       15,908                                    12,340
                                                            --------                                  --------
Net loans receivable                                        $ 35,936                                  $ 42,198
                                                            ========                                  ========

Underlying mortgages ranging from $197 and
  $2,424 in 2001 and from $30 to $2,836
  in 2000 maturing at various dates through 2011           $ 22,218                                  $ 26,019
                                                           ========                                  ========

Activity on all collateralized loans is as follows:

                                            2001       2000       1999
                                          --------   --------   --------
                                                   (in thousands)

Balance, beginning of year                $ 54,368   $ 48,802   $ 65,861
Investments in loans receivables             6,109     13,584          -
Collections on loans to affiliates          (7,872)    (4,949)   (14,851)
Unearned interest offset against loans
 satisfied, sold and written off              (775)    (2,199)    (2,066)
Loans written-off and written down               -       (870)      (142)
                                          --------   --------   --------
Balance, end of year                      $ 51,830   $ 54,368   $ 48,802
                                          ========   ========   ========

Unearned interest activity is as follows:
                                            2001       2000       1999
                                          --------   --------   --------
                                                   (in thousands)

Balance, beginning of year                $ 12,340   $  5,810   $  7,944
Additional unearned interest in
  connection with new loans receivable       4,458      8,791          -
Amortization to income                        (115)       (62)       (68)
Decrease in connection with the
 satisfaction or write-off of loans           (775)    (2,199)    (2,066)
                                          --------   --------   --------
Balance, end of year                      $ 15,908   $ 12,340   $  5,810
                                          ========   ========   ========

     (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap- around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap- around loans are subject to underlying mortgage loans of $7,624,000 in 2001 and $7,114,000 in 2000, which bear interest at rates ranging from 7.5% to 13.125% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through August 2011 and are collateralized by liens senior to DVL's liens. See
Note 6 for the five year maturities of such underlying loans.

     (b) DVL's other long-term mortgage loans, exclusive of its wrap-around mortgages, are collateralized by two first mortgages aggregating $2,762,000 and $2,799,000 at December 31, 2001 and 2000, respectively. These loans mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties located in various states. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $44,000 in 2002, $47,000 in 2003, $51,000 in 2004, $55,000 in 2005 and $59,000 in 2006. All such commercial mortgage loans and the wrap-around mortgages are collateralized by liens on commercial and industrial properties located in various states. During 2001, the tenant who leases one of DVL's commercial properties filed for bankruptcy protection under Chapter 11 and and dissaffirmed its lease. DVL has not received mortgage principal nor interest payments since April, 2001 and intends to foreclose on the property that collateralizes the wrap around mortgage. As of December 31, 2001, the carrying value of this DVL wrap around mortgage is approximately $415,000.

     (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223,000 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. The wrap-around loans are subject to senior liens of $14,594,000 in 2001 and $18,905,000 in 2000, which bear interest at rates ranging from 7.5% to 14% per annum, are payable to unaffiliated lenders, mature on various dates through January 2012 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

     (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. The majority of these loans were non-performing at December 31, 2001 and 2000. These assets are included in prepaid financing and other assets on the Balance Sheet.

4.   Allowance for Losses and Other Reserves

Allowance for loan loss activity is as follows:

                                                  2001       2000
                                                --------   --------
                                                   (in thousands)

Balance, beginning of year                     $   5,534   $  6,697
Loans satisfied, written-off or written-down      (1,161)    (1,163)
                                                 -------   --------
Balance, end of year                           $   4,373   $  5,534
                                                ========   ========

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

     The allowance for losses on DVL's mortgage loan portfolio was calculated by first comparing the appraised value of the property collateralizing a mortgage loan, net of liens senior to DVL's liens, to DVL's net investment in the mortgage loan. For those mortgages which were modified, further losses were provided for by then comparing DVL's net investment in the mortgage loan, less any allowance necessary based upon the appraised value of the property, to the anticipated cash flow to be generated by the terms of the mortgage or the amount anticipated to be received through the liquidation of the mortgage. The partnership properties were valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes that, generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalued the property as it reasonably believed appropriate. The value of the partnership properties which are subject to percentage rents was based upon internally generated appraisals. Such appraisals valued the future percentage rents utilizing assumed sales growth percentages of up to 3% annually, based upon each individual store's sales history through January 31, 2001. Management evaluates and updates such appraisals, periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

As of December 31, 2001 and 2000, the loans collateralized by limited partnership interests deemed uncollectible were provided for based on management's assessment of the estimated residual value of the related partnership investment.

5.   Investments

     REAL ESTATE
     -----------

     The Company currently owns three contiguous properties located in Kearny, New Jersey.

These properties are:

(1) Two acres of land underlying approximately 80,000 square feet of manufacturing, warehousing and commercial buildings. In November of 1998, the Company foreclosed on its mortgage and now owns the land, buildings and improvements.

(2) Seven buildings located in an industrial park in Kearny, NJ purchased for $3,000,000, plus closing costs. Prior to the purchase, the Company had been leasing all of these buildings, under a master lease agreement, and subletting this property to various unrelated tenants. The acquisition was funded with bank financing in the original principal amount of $3,000,000 and cash of approximately $255,000. The bank financing accrues interest at the rate of 10% per annum and requires monthly interest-only payments until June 30, 2002, at which time the loan matures. The Company is currently negotiating an extension of this loan.

(3) Fee title in a parcel of land in Kearny, NJ purchased from an unrelated third party for $365,000, plus closing costs. The acquisition was funded with bank financing in the original principal amount of $200,000 and cash of approximately $175,000. The financing accrues interest at the rate of 9.5% per annum and requires monthly interest only payments until June 30, 2002, at which time the loan matures. The Company is currently negotiating an extension of this loan.

     AFFILIATED LIMITED PARTNERSHIPS
     -------------------------------

     DVL acquired various interests in Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through purchases. Management valued all of these investments at approximately 14% of the original investment amount due to potential anticipated losses upon liquidation of these investments. During 2001, 2000 and 1999, DVL recorded income of $138,000, $253,000, and $265,000, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                      2001       2000
                                                     ------     ------
                                                       (in thousands)

Balance, beginning of year                           $1,157     $1,326
Various interests acquired through
 purchases and foreclosed partner notes                  94          3
Distributions received from sales                      (328)      (447)
Income from distributions                               138        253
Change in reserves, net of write-offs                    60         22
                                                      -----     ------
Balance, end of year                                 $1,121     $1,157
                                                     ======     ======

     At December 31, 2001, all of DVL's investments in Affiliated Limited Partnerships are pledged to collateralize its indebtedness (Note 6).

     OTHER INVESTMENTS
     -----------------

     In connection with a 1993 litigation settlement with three related partnerships that did not participate in the Limited Partner Settlement, DVL received limited partnership interests in three partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three related partnerships. These investments, which are carried on the equity basis, were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans. Management had provided an allowance for losses of $400,000 as of December 31, 2000 primarily resulting from a decrease in the estimated fair value of the underlying collateral of one of the three partnership mortgage loan. In December 2001, the partnerships refinanced the underlying loans collateralized by the restructured mortgage loans and DVL received net proceeds of approximately $1,400,000 which was approximately $348,000 in excess of the carrying value. The $348,000 was recorded as income from distributions from investments - others.

6.   Long-Term Debt and Loans Payable Underlying Wrap-around Mortgages

     DVL's long-term debt is comprised of the following loans payable:

                                                          2001      2000
                                                        -------   -------
                                                          (in thousands)
  Indebtedness restructured in 1995 collateralized
   by commercial mortgages which matured in 2001       $     -   $    198
  Loan collateralized by commercial mortgage loans
   and real estate bearing interest at prime plus
   1.5% per annum maturing May, 2006                       824        987
  Loan collateralized by commercial mortgage loans
   and real estate bearing interest at prime plus
   1.5% per annum maturing April, 2005                   1,041      1,317
  Unsecured promissory note which matured
   March 2001, without interest                              -         75
  Loan collateralized by real estate bearing
   interest at 9.5% per annum, maturing June, 2002         202          -
  Loan collateralized by real estate bearing
   interest at 10% per annum, maturing
   December, 2001 (a)                                    3,000      3,000
                                                       -------   --------
                                                         5,067      5,577

  Loan collateralized by commercial mortgages
   and real estate bearing interest at 12% per
   annum, maturing September 2003 (b)                    1,942      2,080

  Loan collateralized by DVL's interest in the
   Opportunity Fund bearing interest at 12% per
   annum maturing August 2002                              ---        202

  Loan indebtedness due NPM bearing interest at
   10.25% maturing in September 2002, collater-
   alized by commercial mortgages and real estate
   (loan repaid May 1999)(c)                                -           -
                                                       -------   --------
   Total long-term debt                                $ 7,009   $  7,859
                                                       =======   ========

   (a) See Investments-Real Estate (Note 5) for financing agreements.

   (b) See Debt Tender Offer (Note 7) for description of financing agreement with Blackacre Bridge Capital, LLC.

   (c) Under the terms of the NPM Loan, the principal balance was payable over six years with interest at the rate of 10.25%. DVL was required to make certain mandatory payments towards the principal balance over the term of the loan. DVL's principal payments exceeded these requirements from September 27, 1996 through May 1999 when the entire loan was repaid.

     The effective rate of interest on the NPM Loan was approximately 36%. The effective annual interest rate to DVL for financial reporting purposes included DVL's costs associated with the NPM Loan, as well as, the value of the Warrants (described below) was 15%. These rates are based on payments made through May 1999.

     In connection with NPM Loan which originated in 1996 the affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock for $200,000. The Base Shares currently represent approximately 4.7% of the outstanding common stock of DVL. An affiliate of NPM also acquired 100 shares of preferred stock for $1,000. DVL also issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase such number of shares of Common Stock as, when added to the Base Shares, represent rights to acquire up to 49% of the outstanding Common Stock of DVL on a fully diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject to a maximum aggregate exercise price of $1,900,000. The Warrants expire on December 31, 2007. No warrants have been exercised through December 31, 2001.

     The aggregate amount of long-term debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)

        2002                              $   5,610         $ 2,207
        2003                                    519           2,421
        2004                                    707           2,037
        2005                                    173           2,115
        2006                                      -           2,786
     Thereafter                                   -          10,652
                                          ---------         -------
                                          $   7,009         $22,218
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

     During 2000 and 2001, the Company sent redemption letters ("Redemptions") to note holders who held Notes that aggregated approximately $721,000 offering to pay the Notes in cash at the face value plus accrued interest of approximately $37,000. As of December 31, 2001, $162,000 has been paid and the remaining $596,000 to be paid has been accrued, but will no longer accrue interest.

     Additionally, the Company entered into an agreement in December 2001 with Blackacre Bridge Capital, LLC ("Blackacre") under which Blackacre exchanged $1,188,278 principal amount of Notes for 4,753,113 shares of DVL's common stock valued at $380,000.

     Since October 1997, the Company conducted three cash tender offers (the "Offers") at a Tender Offer price of $0.12 per $1.00 principal amount of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"). The first two Offers were financed with a loan from Blackacre discussed below.

The results were as follows:

              Principal Amount  Principal Amount
                 of Notes           of Notes       Extraordinary    Date
                Purchased by      Purchased by        Gains to      Offer
                   DVL            Blackacre             DVL       Terminated
              ---------------   ----------------   -------------  ----------

Offer # 1     $ 6,224,390         $   392,750       $   202,000    02/27/98
                                                          (1998)
                                                    $ 2,906,000
                                                          (1997)

Offer # 2     $ 2,413,652         $   423,213       $ 1,267,000    05/14/99
                                                          (1999)

Offer # 3     $   378,270         $    - 0 -        $   306,000    08/15/00
                                                          (2000)

     Notes with an aggregate principal amount of approximately $2,400,000 remain outstanding as of December 31, 2001 (discounted value $1,902,000). The Offers, Redemptions and the exchange of Notes for Common Stock by Blackacre have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the Notes for shares of Common Stock. However, given the aggregate principal amount of Notes which remain outstanding, the potential dilutive effect of such a redemption is still significant.

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

     In order to fund the acquisition of the Notes in the first and second offers, the Company borrowed from Blackacre Capital Group, LLC ("Blackacre") (the "BC Loan"). The BC Loan matures on September 30, 2003 and bears interest at the rate of 12% per annum compounded monthly and payable at maturity. Total borrowings under the BC Loan including accrued interest were $1,942,000 as of December 31, 2001. In addition, Blackacre was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998,000 in connection with the first and second Offers under the same terms and conditions as the Company. Blackacre acquired Notes aggregating $392,750 under these terms from the first Offer in 1997 and 1998 and $423,213 from the second Offer in 1999. DVL funded the third Offer with available cash. The Notes acquired by Blackacre accrued interest of $372,315 through December 28, 2001 when the aggregate amount of $1,188,278 of Notes was exchanged for Stock.

     As further consideration for Blackacre's providing the Company with the BC Loan, the Company issued to Blackacre 653,000 shares of Common Stock.

     The Company's obligations under the BC Loan are secured by substantially all of the assets of the Company. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owing to NPO. However, the Company is required to pay principal payments of 15% of all proceeds that would otherwise be remitted to NPO, to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

8.  Other Transactions with Affiliates

     The members of the Millenium Group, the Pembroke Group, and the Florida Group are affiliates of NPM. Keith B. Stein, the special purpose director of the Company is an affiliate of NPM and a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millenium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is owned and controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millienium Group is owned and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock. Blackacre and its affiliates are beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

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

     As of March 1, 2002, the Opportunity Fund has purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties (seven were purchased in 1998, one was purchased in 1999 and seven mortgages were purchased in 2000), acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired an ownership interest in a property of an Affiliated Limited Partnership. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional four mortgage loans, as each of the properties that secured these four mortgage loans was sold. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of the mortgages owned by the Opportunity Fund and the Opportunity Fund was fully satisfied on an additional two mortgage loans as each of the properties that secured these two mortgage loans were sold. As of March 1, 2002, the Opportunity Fund owns four mortgages. In December 2001, the Opportunity Fund sold its ownership interest in the property in Kearny, NJ to an entity in which certain partners are affiliates of NPO. During 2001, DVL was paid approximately $280,000 from the investments by the Opportunity Fund, of which $189,000 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund.

B. Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives the following (a) a monthly fee of $5,000 through November 2000, and
(b) after all the partners of the partnership have earned a specified return, an incentive fee of 25% of the profits, as defined in the agreement. For 2001, 2000, and 1999 the Company received compensation under such agreement equal to $442,900, $362,500, and $480,000, respectively.

C. The Company has received fees pursuant to a service agreement with another limited partnership whose general partner is Lawrence J. Cohen, to render certain accounting and administrative services. As compensation, the Company receives expense reimbursements of $4,000 per month. For 2001, 2000, and 1999 the Company received aggregate annual compensation under such agreement of $48,000.

D. The Company received fees from an entity that is part of the Opportunity Fund in consideration for the Company providing property management services. For 2001, 2000 and 1999, the Company received compensation, under such agreement equal to $27,000, $27,000 and $12,000, respectively.

E. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are attained. The Company recorded fees of $152,000 and $102,000 in 2001 and 2000 which included incentive fees of $50,000 and $-0-, respectively.

F. The Millenium Group, an affiliate of NPO, received approximately $67,000 and $90,000 for 2001, and 2000, respectively, representing compensation and reimbursement of expenses for collection services on limited partner notes. In addition, in 2001 and 2000 the Company paid or accrued fees of $150,000 and $25,000 to the Millenium Group and $205,000 and $55,000 to the Pembroke Group (another affiliate of NPO), respectively, and agreed in 2002 to issue a total of 400,000 shares of Common Stock to the Pembroke Group and the Millenium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

In connection with the sales of property owned by Affiliated Limited Partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $86,453 and $106,900 from various Affiliated Limited Partnerships in 2001 and 2000, respectively.

G.  Interest expense on amounts due to affiliates was as follows:

                                        2001      2000       1999
                                        ----      ----       ----

     NPM Capital, LLC                  $   -     $   -     $  665
     Blackacre Capital Group, LLC        319       275        245
     NPO                                  53       149        281
     Opportunity Fund                     17        10          -
                                       -----     -----     ------
                                       $ 389     $ 434     $1,191
                                       =====     =====     ======

H. In connection with the acquisitions of residual interests, affiliates of NPO and the special director of the Company will be paid investment banking fees of $900,000 for their services including the origination, negotiation and structuring of the transactions. The fee was calculated as approximately 2% of the expected cash flow to be received over the life of the assets. The total fees will be payable without interest, over a period of 30 months, which commenced January 1, 2002, from a portion of the monthly cash flow generated by the acquisitions. The affiliates of NPO are Lawrence J. Cohen and Jay Chazanoff, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock and Keith B. Stein who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and the special purpose director of the Company.

I. The law firm of Klehr, Harrison, Harvey, Brazenburg, & Ellers ("Klehr"), Philadelphia, Pennsylvania, of which Alan E. Casnoff, a director of the Company, is of counsel, has acted as counsel to the Company since July, 1999. Legal fees for services rendered by Klehr to the Company during the fiscal year ended did not exceed 5% of the revenues of such firm for its most recent fiscal year. During 2001, the Company and the Affiliated Limited Partnerships paid Klehr $17,000 and 9,000, respectively, for legal services.

9. Stock Option Plans

     DVL has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, where the exercise price of DVL's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 1999, 2000 and 2001 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) vesting period of the stock options and(2) the fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income in 2001, 2000, and 1999, would have been approximately $2,854,000, $505,000, and
$2,270,000, basic earnings per share would have been $.17, $.03, and $.14 respectively and diluted earnings per share would have been $.03, $.01, and $.04, respectively.

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

     As of December 31, 2001, there were outstanding 1,473,131 ten (10) year options. Under the Plan, the Company had 1,026,869 shares of common stock remaining under the Plan for future grants of stock options.

     The following table summarizes the activity under the Plan:

                                           Year Ended December 31,
                       ---------------------------------------------------------------
                               2001                  2000                  1999
                       -------------------    -----------------  ---------------------
                                 Weighted              Weighted               Weighted
                                  Average              Average                 Average
                                  Exercise             Exercise               Exercise
                        Shares     Price      Shares    Price     Shares        Price
                       --------- --------    --------  --------  ---------    --------

Options Outstanding at
 Beginning of Year     1,278,131   $0.18    1,175,131   $0.19   1,020,131      $0.18
Granted                  195,000    0.07      120,000    0.10     205,000       0.21
Cancelled                      -       -      (17,000)   0.21     (50,000)      0.12
                       ---------   -----    ---------   -----   ---------      -----
Options Outstanding at
 End of Year           1,473,131   $0.17    1,278,131   $0.18   1,175,131      $0.19
                       =========   =====    =========   =====   =========      =====
Options Exercisable at
 End of Year           1,473,131   $0.17    1,278,131   $0.18   1,175,131      $0.19
                       =========   =====    =========   =====   =========      =====

                              Year Ended December 31, 2001
                     ----------------------------------------------
              Options Outstanding                      Options Exercisable
--------------------------------------------------    ---------------------
                                         Weighted
                            Weighted      Average                  Weighted
  Range of                  Average      Remaining                 Average
  Exercise                  Exercise      Life In                  Exercise
   Price        Shares       Price         Years       Shares       Price
-----------   ---------     --------     ---------   ---------    --------

$.08   0.12     420,000      $0.09         7.90        420,000      $0.09
 .13 - 0.19     205,000       0.16         6.38        205,000       0.16
 .20 - 0.22     848,131       0.21         5.13        848,131       0.21
-----------   ---------     --------     ---------   ---------    --------
      TOTAL   1,473,131      $0.17         6.10      1,473,131      $0.17
              =========     ========     =========   =========    ========

     The weighted-average fair value at date of grant for options granted during the years ended December 31, 2001, 2000 and 1999 was $.07, $.09 and $.17 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                                       December 31,
                                     --------------------------------------------------
                                          2001               2000             1999

                                     -------------      -------------   ---------------
Risk-free interest rates             4.98% - 4.98%      5.83% - 6.56%    5.00% - 5.92%
Expected option life in years             10                 10                10
Expected stock price volatility           85%                85%               85%
Expected divided yield                     0%                 0%                0%

10.  Commitments, Contingent Liabilities and Legal Proceedings

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to and general partnership investments in Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principals generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments are significant enough that no amounts were accrued for 2001.

     No monies had been paid to the fund through December 31, 1999 as DVL had a receivable from the fund for expenses paid by DVL on behalf of Affiliated Limited Partnerships. During 2000, the Company paid $117,000 to the fund which represented all amounts due to/from the fund as of December 31, 2000. During 2001 the Company expensed approximately $551,000 for amounts due to the fund of which approximately $149,000 was accrued at year end and paid in January 2002. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

     In August 1998, DVL entered into a lease of premises comprising approximately 6,000 square feet. The lease for such office space is due to expire on February 7, 2003. The base rent is $227,160 per annum, plus real estate and operating expense escalation clauses. Net rent expense was $236,000, $189,000, and $187,000 in 2001, 2000, and 1999, respectively.

     DVL entered into a contract to buy a leasehold interest in Kearny, NJ for the purchase price of $1.3 million plus the assumption of $2,850,000 in debt. The tenant is K-Mart Corporation, Inc. which has filed for Chapter 11 bankruptcy protection, and the bankruptcy court could disaffirm the lease. There has been no indication from the court as to the status of the lease. The transaction is expected to close in May 2002.

     The real estate lease interest held by the Company's subsidiary, PSC, is subject to a master lease agreement through June 2010 which requires monthly payments of $39,441. The master lease payments are netted against rental income in the Company's financial statements.

     The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of $53,750 through May 2008 with cost of living increases.

     In connection with the Exchange Agreement with Blackacre, if at any time after December 31, 2005, Blackacre is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then Blackacre shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by Blackacre would have an aggregate market value of not more than $1 million dollars.

11.  Shareholders' Equity

     Warrants for 3 million shares in aggregate were issued in connection with the Company's purchase of its interest in Receivables II-A and Receivables II-B during the year 2001 (Note 2).

     As described in Note 7, the Company issued 4,753,113 shares of common stock to Blackacre in December 2001 to retire $1,188,278 principal amount of Notes. This represents a conversion rate of $.25 per share. As a result of this exchange, Blackacre now owns approximately 25% of DVL's issued and outstanding common stock.

     See Note 6(c) and 7 with respect to Warrants and Notes, which are redeemable at the Company's option in stock. Depending on the market price of the Company's stock, there may not be sufficient authorized shares available to be issued upon the redemption of the Warrants and the Notes.

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

12.  Subsequent Events

     During 2001, DVL purchased two mortgage loans from an entity that is part of the Opportunity Fund which are secured by real estate owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $400,000, paid in cash. The loans were subsequently refinanced in 2002 where DVL realized approximately $380,000 from the refinancing after closing costs.

13.  Income Taxes

     The provision for income taxes was as follows (in thousands):

                                            2001           2000            1999
                                            ----           ----            ----
Currently Payable
   Federal                            $       80       $      -         $     -
   State                                       -              -               -
                                      -----------------------------------------
   Total Current Provision                    80              -               -
                                      -----------------------------------------
Deferred Provision
   Federal                                (1,050)             -               -
   State                                       -              -               -
                                      -----------------------------------------
   Total Deferred (Benefit)               (1,050)             -               -
                                      -----------------------------------------
   Total (Benefit)                    $     (970)      $      -         $     -
                                      =========================================


The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

U.S. Federal Statutory Rate                 34.0%          34.0%           34.0%

Change in Valuation Allowance
  and utilization of unrecognized
  deferred tax assets                      -85.1%         -34.0%          -34.0%
                                     -------------------------------------------
Effective Income Tax Rate                  -51.1%           0.0%            0.0%
                                     ===========================================

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Allowance for Losses                  $      497       $    324         $   520
Notes Payable Litigation Settlement          206            (10)            445
Other                                         41            222             200
Carrying Value of LP Investments            (391)          (971)           (263)
NOL Carryforwards                          1,686            216            (228)
Retained Interests                          (909)             -               -
Mortgage Loans                               (69)            87            (310)
Change in Valuation Allowance             (2,111)           132            (364)
                                     -------------------------------------------
Total Deferred (Benefit)              $   (1,050)      $      0         $     0
                                     ===========================================


The significant components of deferred tax assets and liabilities were as follows:

                                             2001           2000
                                             ----           ----

Allowance for Losses                     $   1,701       $  2,198
Notes Payable Litigation Settlement
  Redeemed Notes                               972          1,178
Other                                          227            268
Carrying Value of LP Investments            (2,025)        (2,416)
NOL Carryforwards                           22,314         24,000
Retained Interests                             909              -
Mortgage Loans                               2,750          2,681
                                         ------------------------
Deferred Tax Asset                          26,848         27,909

Valuation Allowance                        (25,798)       (27,909)
                                         ------------------------
Net Deferred Tax Asset                   $   1,050       $      -
                                         ========================

Current taxes payable for 2001 have been reduced by $1,686,000 relating to the utilization of net operating loss carryforwards. At December 31, 2001, the Company had aggregate unused net operating loss carryforwards of approximately $57 million, which may be available to reduce future taxable income, expiring through 2019, with approximately $50 million expiring through 2007. The deferred tax benefit of $1,050,000 resulted from a reduction in the valuation allowance, as the Company's ability to utilize a portion of its net operation loss carryforwards is more likely than not.

14.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios.

                                             2001        2000        1999
                                             ----        ----        ----
            Revenues
              Real estate                $  6,753    $  6,063    $  7,735
              Residual interests            2,802           -           -
                                         --------    --------    --------
       Total consolidated revenues       $  9,555    $  6,063    $  7,735
                                         ========    ========    ========

            Net income
              Real estate                $  1,409    $    505    $  2,293
              Residual interests            1,457           -           -
                                         --------    --------    --------
       Total consolidated net income     $  2,866    $    505    $  2,293
                                         ========    ========    ========

            Assets
              Real estate                $ 42,248    $ 45,437    $ 41,858
              Residual interests           37,442           -           -
                                         --------    --------    --------
        Total consolidated assets        $ 79,960    $ 45,437    $ 41,858
                                         ========    ========    ========

15. Earnings Per Share

                                                              Year Ended
                                                             December 31,
                                             ---------------------------------------------
                                                  2001            2000             1999
                                               ----------      ----------       ----------
Income before extraordinary gain             $      2,505    $        199    $      1,026

Interest expense on litigation/settlement
  notes                                               484             502             481
                                             ------------    ------------    ------------
Income before extraordinary gain
  attributable to common stock                      2,989             701           1,507

Extraordinary gain                                    361             306           1,267
                                             ------------    ------------    ------------
Net income attributable to common stock      $      3,350    $      1,007           2,774
                                             ============    ============    ============
Weighted average number of common
 shares outstanding - basic                    16,599,517      16,560,450      16,560,450

Shares issuable upon exercise of
 dilutive options and warrants                137,085,102      97,577,336      61,028,722

Less shares assumed repurchased               (28,912,504)    (17,800,200)    (10,605,934)
                                             ------------    ------------    ------------
Weighted average number of common
 shares outstanding - diluted                 124,772,115      96,337,586      66,983,238
                                             ============    ============    ============
Basic earnings per share:
 Income before extraordinary gain            $        .15    $        .01    $        .06
 Extraordinary gain                                   .02             .02             .08
                                             ------------    ------------    ------------
Net income                                   $        .17    $        .03    $        .14
                                             ============    ============    ============
Diluted earnings per share:
 Income before extraordinary gain            $        .03    $        .01    $        .02
 Extraordinary gain                                   .00             .00             .02
                                             ------------    ------------    ------------
Net income                                   $        .03    $        .01    $        .04
                                             ============    ============    ============

     At December 31, 2001, 2000 and 1999,  there were  1,473,131,  1,130,131 and
863,131, respectively, in stock options that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

     Additionally, there were 3,000,000, -0- and -0- warrants in 2001, 2000 and 1999, respectively, that were not included in the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, there by resulting in an anti-dilutive effect.

DVL, INC.  AND SUBSIDIARIES
SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
IN THOUSANDS

                                                                Costs Capitalized
                                                                  Subsequent To     Gross Amount Of Which Carried
                                                Initial Cost       Acquisition           At  Close Of Period
                                            --------------------   -------------    -----------------------------
                                                    Building and   Building and            Building and
Description                  Encumbrances   Land    Improvements   Improvements    Land     Improvement   Total
---------------              ------------   ----    ------------   ------------    ----     -----------   -----
Warehouse
 Manufacturing

 Kearny, New Kersey            $      -     $   80     $    426       $   -        $  80      $  514      $  594

Warehouse Manu-
facturing & Retail
Kearny, New Jersey             $  3,000     $  648     $  2,590       $   -        $  648     $2,590      $3,238

Leasehold Imrprovements
Bogota, New Jersey             $      -      $   -     $     19       $   7        $    -     $   26      $   26

Land:  Kearny, NJ              $    200      $  388    $      -       $   -        $  388     $    -      $  388
                               --------      -------   --------       -----        ------     ------      ------
                               $  3,200      $1,116    $  3,035       $   7        $1,116     $3,130      $4,246
                               ========      ======    ========       -----        ======     ======      ======

                                                                      Line on Which Depreciation
                             Accumulated      Date  of      Date      in Latest Income Statement
                             Depreciation   Construction   Acquired           is Computed
                             ------------   ------------   --------   --------------------------
Description
-----------
Warehouse
 Manufacturing

 Kearny, New Jersey            $     34         1977         11/98         Straight-line method
                                                                                40 years
Warehouse Manu-
Facturing & Retail
Kearny, New Jersey             $     69         1977         12/00         Straight-line method
                                                                                40 years
Leasehold Improvements
Bogota, New Jersey             $      1         2000         12/00         Straight-line method
                                                                                40 years
Land:  Kearny, NJ              $      -           -          03/01                 -
                               --------
                               $    104
                               ========

                                                      YEAR ENDED DECEMBER 31,
                                                     2001       2000       1999
                                                   ----------------------------
(A) RECONCILIATION OF REAL ESTATE OWNED
BALANCE AT BEGINNING OF YEAR                       $3,763     $  506     $  706
ADDITIONS DURING THE YEAR                             483      3,257          9
DELETIONS DURING THE YEAR                            --         --         (209)
                                                   ------     ------     ------
BALANCE AT END OF YEAR                             $4,246     $3,763     $  506
                                                   ======     ======     ======

                                                       Year Ended December 31,
                                                     2001       2000       1999
                                                   ----------------------------
(A) RECONCILIATION OF ACCUMULATED DEPRECIATION
BALANCE AT BEGINNING OF YEAR                       $   26     $   13     $    2
ADDITIONS DURING THE YEAR:  DEPRECIATION               78         13         11
                                                   ------     ------     ------
BALANCE AT END OF YEAR                             $  104     $   26     $   13
                                                   ======     ======     ======


                 See notes to consolidated financial statements

EXHIBIT 11

                           DVL, INC. and Subsidiaries
                        Computation of Earnings Per Share
                 (in thousands except share and per share data)
                                   (unaudited)

                                                              Year Ended
                                                             December 31,
                                             ---------------------------------------------
                                                  2001            2000             1999
                                               ----------      ----------       ----------
Income before extraordinary gain             $      2,505    $        199    $      1,026

Interest expense on litigation/settlement
  notes                                               484             502             481
                                             ------------    ------------    ------------
Income before extraordinary gain
  attributable to common stock                      2,989             701           1,507

Extraordinary gain                                    361             306           1,267
                                             ------------    ------------    ------------
Net income attributable to common stock      $      3,350    $      1,007           2,774
                                             ============    ============    ============
Weighted average number of common
 shares outstanding - basic                    16,599,517      16,560,450      16,560,450

Shares issuable upon exercise of
 dilutive options and warrants                137,085,102      97,577,336      61,028,722

Less shares assumed repurchased               (28,912,504)    (17,800,200)    (10,605,934)
                                             ------------    ------------    ------------
Weighted average number of common
 shares outstanding - diluted                 124,772,115      96,337,586      66,983,238
                                             ============    ============    ============
Basic earnings per share:
 Income before extraordinary gain            $        .15    $        .01    $        .06
 Extraordinary gain                                   .02             .02             .08
                                             ------------    ------------    ------------
Net income                                   $        .17    $        .03    $        .14
                                             ============    ============    ============
Diluted earnings per share:
 Income before extraordinary gain            $        .03    $        .01    $        .02
 Extraordinary gain                                   .00             .00             .02
                                             ------------    ------------    ------------
Net income                                   $        .03    $        .01    $        .04
                                             ============    ============    ============

                              DVL, INC. -- TABLE 1
            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (4)

                        DECEMBER 31, 2001 (In Thousands)

                                                         Net      Under-
                 Location of                             Mtg.     lying                                   Security
Affiliated        Property       Mortgage   Unearned    Loan      Loan              Monthly               [mortgage(s)
Partnership     Securing Loan    Balance    Interest   Receiv.   Balance    Yield   Amdat.    Maturity    upon]          Tenant(s)
---------------------------------------------------------------------------------------------------------------------------------

Alexandria      Wellsville, NY   $   839  $   629     $   210   $    --     51%      $ 1      February   Land and       Eckerd
Associates                                                                                    2027       a commercial   Stores, Inc.
                                                                                                         building (1)
Alma            Alma, AR           1,863      734       1,129       687     15%      $12      March      Land and       Wal-Mart
Associates (2)                                                                                2027       a commercial   Stores, Inc.
                                                                                                         building (1)
Ava Associates  Ossipee, NH          812      551         261         -     16%      $ -      February   Land and       Hannaford
Associates (2)                                                                                2027       a commercial   Bros. Co.
                                                                                                         building (1)
Brent           Brent, AL          1,397      530         867       519     15%      $ 9      February   Land and       Wal-Mart
Associates (2)                                                                                2027       a commercial   Stores, Inc.
                                                                                                         building (1)
Champlain       Champlain, NY      1,321      691         630         -     21%      $ -      January    Land and       Ames Dept.
Associates                                                                                    2020       a commercial   Stores, Inc.
                                                                                                         building (1)
Checotah        Checotah, OK       1,462      610         852       527     15%      $ 9      February   Land and       Wal-Mart
Associates (2)                                                                                2027       a commercial   Stores, Inc.
                                                                                                         building (1)

Edna            Edna, TX           3,107    2,239         868       673     23%      $ -      January    Land and       Wal-Mart
Associates                                                                                    2028       a commercial   Stores, Inc.
                                                                                                         building (1)

Fairbury        Fairbury, NE       1,707      729         978       605     15%      $10      August     Land and       Wal-Mart
Associates (2)                                                                                2027       a commercial   Stores, Inc.
                                                                                                         building (1)
Fort Edward (3) Fort Edward, NY    1,433       73       1,360         -     12%      $14      May        Land and a     Vacant
Associates                                                                                    2029       supermarket

FYS             Yakima, WA           376       78         298         -     10%      $ 1      August     Land and a     Kroger Co.
Associates                                                                                    2021       supermarket

Hoosick Falls   Hoosick Falls, NY  1,329      640         689         -     15%      $10      August     Land and a     GU Markets,
Associates                                                                                    2021       supermarket    Inc.

            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (4)

                        DECEMBER 31, 2001 (In Thousands)

                                                         Net     Under-
                 Location of                             Mtg.    lying                                   Security
Affiliated        Property       Mortgage   Unearned    Loan     Loan            Monthly                [mortgage(s)
Partnership     Securing Loan    Balance    Interest   Receiv.   Balance  Yield   Amort.    Maturity    upon]        Tenant(S)
---------------------------------------------------------------------------------------------------------------------------------
Jena            Jena, LA         $ 2,602  $ 1,932     $   670      606     35%    $ 1      February   Land and       Wal-Mart
Associates                                                                                 2027       a commercial   Stores, Inc.
                                                                                                      building (1)
                                                                                                      building (1)
Orange Park     Jacksonville, FL   1,404      551         853      811     12%    $9 with  January    Land and       Toys "R" Us,
Associates                                                                        a final  2020       a commercial   Inc.
                                                                                  pmt. of             building (1)
                                                                                  $672
Port Isabel     Port Isabel, TX    2,045      770       1,275      749     15%    $12      February   Land and       Wal-Mart
Associates (2)                                                                             2027       a commercial   Stores, Inc.
                                                                                                      building (1)
Stigler         Stigler, OK        2,536    1,909         627      524     28%    $ 2      August     Land and       Wal-Mart
Associates                                                                                 2027       a commercial   Stores, Inc.
                                                                                                      building (1)
St.  Albans     St.  Albans, VT    1,753      772         981      626     30%    $15      May        Land and a     Fonda Group
Associates                                                                                 2029       commercial
                                                                                                      building (1)
Waldron         Waldron, AR        3,002    2,218         784      654     22%    $ -      December   Land and a     Wal-Mart
Associates                                                                                 2031       commercial     Stores, Inc.
                                                                                                      building (1)
Watseka         Watseka, IL        1,038      252         786      643     12%    Varying  December   Land and a     K-Mart
Associates                                                                                   2015     commercial     Corporation (3)
                                 -------  -------     -------                                         building (1)

                                 $30,026  $15,908     $14,118   $7,624

-------------------
(1)  These loans are wrap-around loans.
(2) These loans were restructured as part of the Limited Partner Settlement. The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(3) Building is currently vacant, tenant has filed for bankruptcy and dissaffirmed its lease.
(4) DVL's net investment in these mortgages was $6,494,000 and $6,472,000 at December 31, 2001 and 2000, respectively.

                              DVL, INC. -- TABLE 2
                   LONG TERM MORTGAGES, ACQUIRED FROM KENBEE,
                    DUE FROM AFFILIATED PARTNERSHIPS (1)(5)

                        DECEMBER 31, 2001 (In Thousands)

                                                  Partner-   Under-    Net Amt.  Net
                            Location              ship       lying     of Col-   Mtg.
                            of Property           Mortgage   Loan      lateral   Loans
Affiliated Partnership      Securing Loan         Balance    Balance   Pledged   Recvable   Maturity       Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Aledo Associates LP         Aledo, IL (2)         $ 1,843    $   964   $   879   $ 1,207    November 2018   Wal-Mart Stores, Inc.
Caldwell Associates         Caldwell, TX (2)        1,621        820       801     1,085    May 2019        Wal-Mart Stores, Inc.
Cherokee Associates         Woodstock, GA (2)       2,902      2,424       478     2,438    July 2023       Wal-Mart Stores, Inc.
Clinton Associates          Clinton, IL (2)         3,357        771     2,586     1,865    June 2029       Wal-Mart Stores, Inc.
Columbus Associates         Columbus, TX (2)        3,840        891     2,949     1,812    December 2029   Wal-Mart Stores, Inc.
Covington Associates        Covington, GA (2)       4,709      1,271     3,438     1,885    January 2030    Wal-Mart Stores, Inc.(4)
Douglas Associates          Douglas, GA (2)         2,140        936     1,204     2,118    December 2023   Wal-Mart Stores, Inc.
                                                                                                             operating as - Buds
Elmira Associates           Elmira, NY (2)            682          -       682       285    November 2021   Fays Drug Company, Inc.
Iowa Park Associates LP     Iowa Park, TX (2)       1,715        657     1,058       938    March 2021      Wal-Mart Stores, Inc.
Lawrenceburg Associates     Lawrenceburg, KY (2)    2,961        720     2,241     1,024    December 2029   Wal-Mart Stores, Inc.
Marshall Associates LP      Marshall, IL (2)        1,576        861       715     1,072    November 2018   Wal-Mart Stores, Inc.
Mt. Pleasant Associates LP  Mt. Pleasant, IA (2)    2,288      1,150     1,138     1,458    November 2019   Wal-Mart Stores, Inc.
Robstown Associates LP      Robstown, TX (2)        1,895        804     1,091       878    October 2020    Wal-Mart Stores, Inc.(4)
Sonya Associates LP         Booneville, MO (2)      1,554        920       634     1,172    June 2018       Wal-Mart Stores, Inc.
Southfield Associates       Southfield, MI (3)      3,539        592     2,947       837    July 2026       Pitney-Bowes, Inc.
Winder Associates           Winder, GA (2)          1,754        813       941     1,375    March 2021      Wal-Mart Stores, Inc.
                                                  -------    -------   -------   -------
                                                  $38,376    $14,594   $23,782   $21,449

--------------------------------
(1) These loans were acquired pursuant to the Limited Partner Settlement from Kenbee. DVL's loan balance equals it's net investment in the related loan due previously from Kenbee, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2) The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3) The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4) Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(5) DVL's total loan balances of these mortgages were $21,449,000 and $28,053,000 at December 31, 2001 and 2000, respectively. The decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Douglasville, Marlow, and Van Buren) and collections on certain mortgages.