Form 10-Q
period 2002-03-31
DVL INC /DE/
filed 2002-05-14
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               -------------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                          Outstanding at May 14, 2002
-----------------------------              --------------------------------
Common Stock, $.01 par value                           21,713,563

                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.   Item 1 - Financial Information:                                 Pages
                                                                          -----

          Consolidated Balance Sheets -
           March 31, 2002 (unaudited) and
           December 31, 2001                                                 1-2

          Consolidated Statements of Operations -
          Three Months Ended March 31, 2002 (unaudited)
           and 2001 (unaudited)                                              3-4

          Consolidated Statement of Shareholders' Equity -
          Three Months Ended March 31, 2002 (unaudited)                        5

          Consolidated Statements of Cash Flows -
          Three Months ended March 30, 2002 (unaudited)
           and 2001 (unaudited)                                              6-7

          Notes to Consolidated Financial Statements (unaudited)            8-13

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   14-18

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                                  18



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                           19

          Signature                                                           20

                      Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     March 31,     December 31,
                                                       2002            2001
                                                  -------------   -------------
ASSETS                                             (unaudited)
------

Residual interests in securitized portfolios          $ 36,370       $ 36,906
                                                       -------        -------

Mortgage loans receivable from affiliated
partnerships (net of unearned interest of
$15,868 for 2002 and $15,908 for 2001)                  35,151         35,567

  Allowance for loan losses                              4,053          4,095
                                                      --------       --------
  Net mortgage loans receivable                         31,098         31,472
                                                      --------       --------
Cash (including restricted cash of $175 and
  $215 for 2002 and 2001)                                2,536          2,987

Investments
  Real estate at cost (net of accumulated
    depreciation of $123 for 2002 and $104 for 2001)     4,148          4,142

  Real estate lease interests                            1,047          1,080

  Affiliated limited partnerships (net of allowances
   for losses of $540 and $540, for 2002 and 2001)       1,079          1,121

Deferred income tax benefits                             1,050          1,050

Other assets                                               977            932
                                                      --------       --------
    Total assets                                      $ 78,305       $ 79,690
                                                      ========       ========



                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)


                                                        March 31,   December 31,
                                                           2002          2001
                                                     -------------  ------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

  Notes payable - residual interests                   $  34,307       $ 35,044
  Underlying mortgages payable                            21,675         22,218
  Long-term debt - affiliates                              2,001          1,942
  Long-term debt - other                                   5,365          5,067
  Notes payable - litigation settlement                    1,982          1,902
  Redeemed notes payable - litigation settlement             584            596
  Fees due to affiliates                                     839            928
  Security deposits, accounts payable and accrued
    liabilities (including deferred income of $44
    for 2002 and $17 for 2001)                               415          1,038
                                                        --------       --------
     Total liabilities                                    67,168         68,735
                                                        --------       --------

Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized,
    issued and outstanding 100 shares                          1              1
  Preferred stock, $.01 par value, authorized 5,000,000        -              -
  Common stock, $.01 par value, authorized - 90,000,000
    issued and outstanding 21,713,563 shares for 2002
    and 21,313,563 shares for 2001                           217            213
  Additional paid-in capital                              95,785         95,757
  Deficit                                                (84,866)       (85,016)
                                                        --------       --------
     Total shareholders' equity                           11,137         10,955
                                                        --------       --------
     Total liabilities and shareholders' equity         $ 78,305       $ 79,690
                                                        ========       ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

Income from affiliates:

  Interest on mortgage loans                            $      769    $      897
  Gain on satisfaction of mortgage loans                        --           151
  Partnership management fees                                   74           107
  Transaction and other fees from partnerships                  19            70
  Distributions from investments                                30            57

Income from others:

  Interest income - residual interests                       1,092            --
  Net rental income (including depreciation
    and amortization of $52 for 2002 and $54
    for 2001)                                                  199           180
  Distributions from investments                                --            38
  Management fees                                               46            34
  Other income and interest                                      9            12
                                                        ----------    ----------
                                                             2,238         1,546
                                                        ----------    ----------
Operating expenses:

  General and administrative                                   364           306
  Asset servicing fee - NPO Management LLC                     161           156
  Legal and professional fees                                  117           107

Interest expense:

  Underlying mortgages                                         470           541
  Notes payable - residual interests                           699            --
  Affiliates                                                    71            88
  Litigation settlement notes                                   80           128
  Others                                                       126           148
                                                        ----------    ----------
                                                             2,088         1,474
                                                        ----------    ----------

Income before income tax benefit and gain                      150            72

Income taxes                                                    --            --
                                                        ----------    ----------

Income before extraordinary gain                               150            72

Extraordinary gain on the settlements
 of indebtedness                                                --            14
                                                        ----------    ----------
Net income                                              $      150    $       86
                                                        ==========    ==========


                                      (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                          Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2002           2001
                                                      -----------   ------------

Basic earnings per share:
  Income before extraordinary gain                    $       .01   $        .01
  Extraordinary gain                                          .00            .00
                                                      -----------   ------------
      Net income                                      $       .01   $        .01
                                                      ===========   ============

Diluted earnings per share:
  Income before extraordinary gain                    $       .00   $        .00
  Extraordinary gain                                          .00            .00
                                                      -----------   ------------
      Net income                                      $       .00   $        .00
                                                      ===========   ============
Weighted average shares outstanding - basic            21,713,563     16,560,450
Effect of dilutive securities                          43,664,626    147,071,400
                                                      -----------   ------------
Weighted average shares outstanding - diluted          65,378,189    163,631,850
                                                      ===========   ============



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                              Preferred Stock       Common Stock      Additional
                              ---------------   --------------------   paid-in
                              Shares   Amount     Shares     Amount    capital     Deficit       Total
                              -------   -----   ----------   -------   --------   ---------    --------
Balance-January 1, 2002           100   $   1   21,313,563   $   213   $ 95,757   $ (85,016)   $ 10,955


Issuance of Common Stock as
  compensation for services
  received                         --      --      400,000         4         28          --          32

Net income                         --      --           --        --         --         150         150
                              -------   -----   ----------   -------   --------   ---------    --------
Balance-March 31, 2002            100   $   1   21,713,563   $   217   $ 95,785   $ (84,866)   $ 11,137
                              =======   =====   ==========   =======   ========   =========    ========








See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2002        2001
                                                             -----      -------

Cash flows from operating activities:

 Income before extraordinary gain                            $ 150      $    72
  Adjustments to reconcile net income before extra-
   ordinary gains to net cash (used in) provided by
   operating activities
    Interest income accreted on residual interests             (89)          --
    Accrued interest added to indebtedness                      85           68
    Gain on satisfactions of mortgage loans                     --         (151)
    Depreciation                                                19           21
    Amortization of unearned interest on loan receivables      (40)         (29)
    Amortization of real estate lease interests                 33           33
    Imputed interest on notes                                   80          128
    Stock issued for services received                          32           --
    Net (increase) decrease in prepaid financing and
       other assets                                            (45)         273
    Net (decrease) increase in accounts payable, security
       deposits and accrued liabilities                       (650)           6
    Net (decrease) increase in fee due to affiliates           (89)          12
    Net increase in deferred income                             27           --
                                                             -----      -------


      Net cash (used in) provided by operating activities     (487)         433
                                                             -----      -------
Cash flows from investing activities:

  Collections on loans receivable                              456        1,077
  Real estate acquisitions and capital improvements            (25)        (248)
  Net decrease in affiliated limited partnership
   interests and other investments                              --            7
                                                             -----      -------
      Net cash provided by investing activities                431          836
                                                             -----      -------




                                   (continued)


See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)


                                                             Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2002         2001
                                                           -------     --------
Cash flows from financing activities:

  Proceeds from new borrowings                             $   400     $    200
  Repayment of indebtedness                                   (128)        (386)
  Payments on underlying mortgages payable                    (543)        (527)
  Payments on notes payable - residual interest               (112)          --
  Payments related to debt tender offers and redemptions       (12)          (2)
                                                           -------     --------

     Net cash used in financing activities                    (395)        (715)
                                                           -------     --------

Net (decrease) increase in cash                               (451)         554

Cash, beginning of period                                    2,987        1,184
                                                           -------     --------

Cash, end of period                                        $ 2,536     $  1,738
                                                           =======     ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                 $ 1,254     $    601
                                                           =======     ========


Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offers
    and redemptions                                        $    --     $     14
                                                           =======     ========

  Residual interests in securitized portfolios -
    (decrease) increase                                    $  (625)    $ 26,089
                                                           =======     ========

  Notes payable - residual interests - (decrease)
    increase                                               $  (625)    $ 25,325
                                                           =======     ========





See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2002 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three months ended March 30, 2001 have been reclassified to conform to the presentation for the three months ended March 31, 2002. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Residual Interests In Securitized Portfolios

     During 2001, the Company, through its wholly-owned consolidated subsidiary, S2 Inc. ("S2"), acquired 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables II-B LLC, a limited liability company ("Receivables II-B"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interests entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B solely receive the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interests for an aggregate purchase price of $35,791,264, including costs of $1,366,264 including the issuance of warrants, valued at $136,000, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share. The purchase price was paid by the issuance of limited recourse promissory notes by S2 in the aggregate amount of $34,425,000, which bear interest at 8% per annum. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $3,442,500 of the purchase price. The guaranty is reduced by 10% of the principal paid. The amount of the guaranty at March 31, 2002 was $3,421,133. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through March 31, 2002, the residual interests in securitized portfolios and the notes payable increased by approximately $75,000 based on the performance of the underlying receivables.

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:


      Years                  Minimum       Maximum
      -----                  -------       -------

   2002 to 2009            $  742,500    $  880,000
   2010 to final payment   $1,050,000    $1,150,000
     on notes payable*

      *Final payment on the notes payable expected 2015 related to the March transaction and 2018 for the August transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

3.   Mortgage Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions in which affiliated limited partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, subordinate to senior liens, on real estate owned by such affiliated limited partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated limited partnerships.

4.   Notes Payable - Litigation Settlement/Redemptions

     As a result of its 1993 settlement of class action litigation, in December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum and are due on December 31, 2005. Pursuant to the terms of the Notes, accrued and unpaid interest payable on the first five anniversary dates following the issuance of the Notes was paid by the issuance of additional Notes with a principal amount equal to the accrued and unpaid interest obligation then due. As of March 31, 2002 Notes with an aggregate principal amount of approximately $2,400,000 were outstanding with a carrying value of $1,982,000.

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

     The Company sent redemption letters to note holders who held Notes that aggregated approximately $721,000 offering to pay the Notes in cash at the face value plus accrued interest of approximately $37,000. As of March 31, 2002, $174,000 has been paid and the remaining $584,000 to be paid has been accrued, but will no longer accrue interest.

5.  Real Estate

     The Company currently owns three contiguous properties located in Kearny, New Jersey. These properties are:

(1) Two acres of land underlying approximately 80,000 square feet of manufacturing, warehousing and commercial buildings. In November of 1998, the Company foreclosed on its mortgage and now owns the land, buildings and improvements.

(2) Seven buildings located in an industrial park in Kearny, NJ purchased for $3,000,000, plus closing costs. Prior to the purchase, the Company had been leasing all of these buildings, under a master lease agreement, and subletting this property to various unrelated tenants. The acquisition was partially funded with bank financing in the original principal amount of $3,000,000. The bank financing accrues interest at the rate of 10% per annum and requires monthly interest-only payments until June 1, 2002, at which time the loan matures. The Company is currently negotiating an extension of this loan.

(3) Fee title in a parcel of land in Kearny, NJ purchased from an unrelated third party for $365,000, plus closing costs. The acquisition was partially funded with bank financing in the original principal amount of $200,000. The financing accrues interest at the rate of 9.5% per annum and requires monthly interest only payments until June 1, 2002, at which time the loan matures. The Company is currently negotiating an extension of this loan.

6.   Other Transactions with Affiliates

A. The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, Blackacre. The fees received from management service contracts are as follows:

                         Fees Received    Fees Received
                         For The Three    For The Three
                         Months Ended     Months Ended
Affiliate Of               03/31/02          03/31/01
------------             -------------    -------------

NPO and Blackacre         $     6,600       $    6,600
NPO                       $    12,000       $   12,000
NPO (1)                   $    84,000       $   97,000

(1) Of the total cash received for the three months ended March 31, 2002, $78,000 represented prior deferred fees paid in the first quarter of 2002. The Company is entitled to a current fee of $2,000 per month and a deferred fee of $6,500 per month paid annually in the first quarter of the fiscal year. In addition, the Company can earn an annual incentive fee.

B. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation, and reimbursement of expenses for collection services as follows:

                         Fees For The     Fees For The
                         Three Months     Three Months
                        Ended 03/31/02   Ended 03/31/01
                        --------------   --------------
                        $      30,000     $      32,615

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees as follows:

                         Fees For The     Fees For The
                         Three Months     Three Months
                        Ended 03/31/02   Ended 03/31/01
                        --------------   --------------
                          $    -0-          $    9,250

The Pembroke Group and the Millenium Group were issued a total of 400,000 shares of common stock, valued at $32,000, during the first quarter of 2002 for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B an affiliate of NPO and the special director of the Company will be paid investment banking fees of $900,000 in aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee is payable without interest, over 30 months starting January, 2002, from a portion of the monthly cash flow generated by the acquisitions. At March 31, 2002, $810,000 remained payable.

7.   Contingent Liabilities

     In connection with a class action litigation settled in 1992 ("Settlement"), DVL is required to deposit into a settlement fund a portion of the net cash flow received from affiliated limited partnership mortgages and other loans receivable from affiliated limited partnerships. For the three months ended March 31, 2002 and 2001, DVL expensed approximately $1,000 and $180,000, respectively, for amounts due to the fund. These cost have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

     In addition, DVL is required to contribute 5% of its net income (based on generally accepted accounting principals) less amortization of loans, in the years 2001 to 2012. The estimated amortization of the loans for 2002 is significant enough that no amounts were accrued for the first quarter.

8.   Restriction on Certain Transfers of Capital Stock

     The Company's By-laws and Certificate of Incorporation restrict certain transfers of the Company's capital stock in order to preserve certain of the Company's federal income tax attributes which could be jeopardized through certain changes in the stock ownership of the Company.

9. Earnings per share (unaudited) (In thousands except share and per share data)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

Income before extraordinary gain                  $        150     $         72

Interest expense on litigation/settlement notes             80              128
                                                  ------------     ------------

Income before extraordinary gain attributable
  to common stock                                          230              200

Extraordinary gain                                          --               14
                                                  ------------     ------------

Net income attributable to common stock           $        230     $        214
                                                  ============     ============
Weighted average number of common shares
 outstanding - basic                                21,713,563       16,560,450

Shares issuable upon exercise of dilutive
 redeemable notes, options and warrants             58,130,136      183,920,669

Less shares assumed repurchased                    (14,465,510)     (36,849,269)
                                                  ------------     ------------
Weighted average number of common
 shares outstanding - diluted                       65,378,189      163,631,850
                                                  ============     ============
Basic earnings per share:
 Income before extraordinary gain                 $        .01     $        .01
 Extraordinary gain                                        .00              .00
                                                  ------------     ------------
Net income                                        $        .01     $        .01
                                                  ============     ============
Diluted earnings per share:
 Income before extraordinary gain                 $        .00     $        .00
 Extraordinary gain                                        .00              .00
                                                  ------------     ------------
Net income                                        $        .00     $        .00
                                                  ============     ============

     At March 31, 2002 and 2001 there were approximately $2,400,000 and $4,082,000, respectively, aggregate principal amount of Notes outstanding. The Company has the option to redeem the outstanding Notes by issuing shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The calculation of diluted earnings per share assumes that the outstanding Notes are redeemed at the average closing stock price for the three months ended March 31, 2002 and 2001, respectively. The change in the weighted average number of common shares outstanding - diluted resulted from 1) a decrease in the amount of Notes outstanding and 2) an increase in the average closing stock price for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     In addition, at March 31, 2002 and 2001 there were 4,008,131 and 3,278,131, respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

10.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios.

                                              March 31,
                                         --------------------

                                           2002        2001
                                         --------    --------
            Revenues
              Real estate                $  1,137    $  1,534
              Residual interests            1,092           -
              Corporate/Other                   9          12
                                         --------    --------
       Total consolidated revenues       $  2,238    $  1,546
                                         ========    ========

            Net income
              Real estate                $   (252)   $     60
              Residual interests              393           -
              Corporate/Other                   9          26
                                         --------    --------
       Total consolidated net income     $    150    $     86
                                         ========    ========

            Assets
              Real estate                $ 41,935    $ 45,011
              Residual interests           36,370      26,089
                                         --------    --------
        Total consolidated assets        $ 78,305    $ 71,100
                                         ========    ========


11.  Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), which requires the Company to a recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS l09 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

     During the quarters ended March 31, 2002 and 2001, the Company's provisions for income taxes were reduced as a result of the utilization of deferred tax assets which were subject to a valuation allowance.

12.  Subsequent Event

     In May 2002, an affiliated limited partnership in which DVL is the General Partner and holder of the mortgage sold its underlying property. The Company, as the holder of the mortgage received proceeds of approximately $600,000 which resulted in a gain of approximately $230,000.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This March 31, 2002 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

DVL had net income from operations, extraordinary gains, and net income after extraordinary items, as follows:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2002          March 31, 2001
                                       ------------------     ------------------

Income before extraordinary gain          $  150,000             $   72,000

Extraordinary gains                       $    -0-               $   14,000

Net income                                $  150,000             $   86,000

Interest income on mortgage loans from affiliates decreased to $769,000 in 2002 from $897,000 in 2001. Interest expense on underlying mortgages decreased to $470,000 in 2002 from $541,000 in 2001. During 2001, the Company purchased two new mortgage loans, which have underlying mortgages and disposed of four mortgage loans, which had underlying mortgages. The additional interest income and interest expense that are generated from the purchase were offset by the disposition of certain existing mortgage loans in DVL's mortgage portfolio.

Gain on satisfaction of mortgage loans was as follows:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2002          March 31, 2001
                                       ------------------     ------------------

                                          $    -0-               $  151,000

The gain in 2001 was a result of the Company collecting net proceeds on the satisfaction of a mortgage loan that was greater than its carrying value.

Transaction and other fees from affiliated limited partnerships were as follows:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2002         March 31, 2001
                                       ------------------     ------------------

                                          $    19,000            $   70,000

Transaction fees are earned by the Company in connection with sales of partnership properties and the Company sold fewer partnership properties during the first quarter 2002 compared to the first quarter 2001.

Interest income on residual interests and interest expense on the related notes payable increased from 2001 to 2002 as DVL completed the acquisitions in March 2001 and August 2001.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2002          March 31, 2001
                                       ------------------     ------------------

Net rental income from others             $  199,000             $  180,000
Gross rental income from others           $  573,454             $  507,511

The increase in net rental income from 2001 to 2002 was the result of lower costs, as well as higher gross rents. The increase in gross rental income was partially offset by higher operating costs.

Management fees from others increased in 2002 from 2001 primarily from a new property management contract.

General and administrative expenses increased from 2001 to 2002. The primary reasons for the increase were greater salaries and consulting costs.

The asset servicing fee due from the Company to NPO increased pursuant to its terms in 2002 from 2001 due to an increase in the consumer price index.

Legal and professional fees increased in 2002 as compared to 2001 primarily as a result of the issuance of stock valued at $32,000 for services rendered to the Company.

Interest expense on the litigation settlement notes ("Notes") decreased in 2002 as compared to 2001. The interest cost was reduced as a result of redeeming Notes as well as exchanging Notes for Common Stock in December 2001.

Interest expense to affiliates decreased in 2002 from 2001 because the interest bearing amount outstanding to affiliates was reduced.

Interest expense relating to other debts decreased in 2002 from 2001 primarily due to decreases in interest rates on floating rate loans.

In 2002 and 2001, the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets utilized during the quarter.

Liquidity and Capital Resources
-------------------------------

     The Company's cash flow from operations is generated principally from rental income from its leasehold interests and ownership of real estate, distributions in connection with the residual interests in securitized portfolios, interest on its mortgage portfolio, management fees from third parties and affiliates and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least January 2003. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company's acquisition in 2001 of its residual interests held by its subsidiaries should provide significant liquidity to the Company.

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:


     Years                    Minimum       Maximum
     -----                    -------       -------

  2002 to 2009              $  742,500    $  880,000
  2010 to final payment     $1,050,000    $1,150,000
    on the notes*

    *Final payment on the notes payable expected 2015 related to the March transaction and 2018 for the August transaction.

     The Company believes it will receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings
---------------------------

Loans which are scheduled to become due through 2007 are as follows:

                                                          Outstanding
                                              Original     Principal
                                                Loan       Balance at     Due
Purpose               Creditor                 Amount    March 31, 2002   Date
-------               --------               ---------   --------------   -----

Repurchase of
Notes Issued by
the Company         Blackacre(1)             $1,560,000    $2,001,000   09/30/03


Purchase of
Mortgages           Unaffiliated Bank(2)(3)  $1,000,000    $  764,000   05/01/06


Purchase of a
Mortgage and
Refinancing of
Existing Mortgages  Unaffiliated Bank(2)(3)  $1,450,000    $  964,000   04/01/05


Purchase of Real
Estate Assets       Unaffiliated Bank(4)     $3,000,000    $3,000,000   06/01/02


Purchase of Land    Unaffiliated Bank(5)     $  200,000    $  200,000   06/01/02


Purchase of
Mortgages           Unaffiliated Bank(6)     $  400,000    $  400,000   05/01/06


(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal.
(2)  This loan self-amortizes.
(3)  Interest rate is prime plus 1.5% per annum.
(4)  Interest rate is 10% per annum.
(5)  Interest rate is 9.5% per annum.
(6) Interest rate is 8.25% per annum. This loan was originated in January of 2002.

The Company is in the process of acquiring an additional interest in real estate. As part of that purchase the two loans which are currently due June 1, 2002 will be reset to become due in 2007.

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

     DVL's ability to realize value on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

                           Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:  None

(B) During the three months ended March 31, 2002, the Company filed a Form 8-K dated January 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By:  /s/ Jay Thailer
                                           ------------------------------
                                           Jay Thailer, Executive Vice
                                           President and Chief Financial
                                           Officer


May 14, 2002