Form 10-Q
period 2002-06-30
DVL INC /DE/
filed 2002-08-13
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             --------------------

                                   FORM 10-Q


[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                          Outstanding at August 13, 2002
   -----------------------------              ------------------------------
   Common Stock, $.01 par value                           21,713,563

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX


Part I.   Item 1 - Financial Information:                          Pages
                                                                   -----

          Consolidated Balance Sheets -
           June 30, 2002 (unaudited) and December 31, 2001          1-2

          Consolidated Statements of Operations -
          Three Months Ended June 30, 2002 (unaudited)
           and 2001 (unaudited)                                     3,5

          Consolidated Statements of Operations -
          Six Months Ended June 30, 2002 (unaudited)
           and 2001 (unaudited)                                     4,5

          Consolidated Statement of Shareholders' Equity -
          Six Months Ended June 30, 2002 (unaudited)                6

          Consolidated Statements of Cash Flows -
          Six Months ended June 30, 2002 (unaudited) and
           2001 (unaudited)                                         7-8

          Notes to Consolidated Financial Statements (unaudited)    9-15

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations            16-22

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                        22



Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 23

          Signature                                                 24

          Exhibits                                                  25

                      Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      June 30,      December 31,
                                                        2002            2001
                                                    -----------     ------------
ASSETS                                              (unaudited)
------

Residual interests in securitized portfolios           $ 36,989       $ 36,906
                                                       --------       --------
Mortgage loans receivable from affiliated
partnerships (net of unearned interest of
$15,704 for 2002 and $15,908 for 2001)                   31,996         35,567

  Allowance for loan losses                               2,908          4,095
                                                       --------       --------
  Net mortgage loans receivable                          29,088         31,472
                                                       --------       --------
Cash (including restricted cash of $163 and
  $260 for 2002 and 2001)                                 2,907          2,987

Investments
  Real estate at cost (net of accumulated
    depreciation of $144 for 2002 and $104 for 2001)      4,539          4,142

  Real estate lease interests                             1,013          1,080

  Affiliated limited partnerships (net of allowances
   for losses of $538 and $540, for 2002 and 2001)        1,067          1,121

Deferred income tax benefits                              1,430          1,050

Other assets                                              1,011            932
                                                       --------       --------
    Total assets                                       $ 78,044       $ 79,690
                                                       ========       ========



                                     (continued)


See notes to consolidated financial statements.

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)
                                    (continued)


                                                          June 30,  December 31,
                                                            2002       2001
                                                        ----------- -----------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

  Notes payable - residual interests                    $  34,723    $  35,044
  Underlying mortgages payable                             20,396       22,218
  Long-term debt - affiliates                               1,961        1,942
  Long-term debt - other                                    5,180        5,067
  Notes payable - litigation settlement                     1,654        1,902
  Redeemed notes payable - litigation settlement              834          596
  Fees due to affiliates                                      750          928
  Security deposits, accounts payable and accrued
    liabilities (including deferred income of $304
    for 2002 and $17 for 2001)                                626        1,038
                                                        ---------    ---------
     Total liabilities                                     66,124       68,735
                                                        ---------    ---------

Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized,
    issued and outstanding 100 shares                           1            1
  Preferred stock, $.01 par value, authorized 5,000,000        --           --
  Common stock, $.01 par value, authorized - 90,000,000
    issued and outstanding 21,713,563 shares for 2002
    and 21,313,563 shares for 2001                            217          213
  Additional paid-in capital                               95,785       95,757
  Deficit                                                 (84,083)     (85,016)
                                                        ---------    ---------
     Total shareholders' equity                            11,920       10,955
                                                        ---------    ---------
     Total liabilities and shareholders' equity         $  78,044    $  79,690
                                                        =========    =========


See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                       --------------------
                                                         2002        2001
                                                       --------    --------
Income from affiliates:
  Interest on mortgage loans                           $    735    $    737
  Gain on satisfaction of mortgage loans                    252         176
  Partnership management fees                                78          94
  Management fees                                           108         172
  Transaction and other fees from partnerships               50         139
  Distributions from investments                             16          33

Income from others:
  Interest income - residual interests                    1,084         783
  Net rental income (including depreciation
    and amortization of $25 for 2002 and $35
    for 2001)                                               129         191
  Distributions from investments                             29          56
  Other income and interest                                  13          20
                                                       --------    --------
                                                          2,494       2,401
                                                       --------    --------
Operating expenses:
  General and administrative                                341         347
  Asset servicing fee - NPO Management LLC                  164         162
  Legal and professional fees                               133          71

Interest expense:
  Underlying mortgages                                      412         528
  Notes payable - residual interests                        689         522
  Affiliates                                                 73          89
  Litigation settlement notes                                82         115
  Others                                                    137         151
                                                       --------    --------
                                                          2,031       1,985
                                                       --------    --------
Income before income tax benefit and loss                   463         416
Income tax expense (benefit)                               (380)         --
                                                       --------    --------
Income before extraordinary loss                            843         416
Extraordinary losses on the settlements
 of indebtedness                                            (60)         --
                                                       --------    --------
Net income                                             $    783    $    416
                                                       ========    ========


                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                         2002        2001
                                                        --------    --------
Income from affiliates:
  Interest on mortgage loans                            $  1,504    $  1,634
  Gain on satisfaction of mortgage loans                     252         327
  Partnership management fees                                152         201
  Management fees                                            154         206
  Transaction and other fees from partnerships                69         209
  Distributions from investments                              46          90

Income from others:
  Interest income - residual interests                     2,176         783
  Net rental income (including depreciation
    and amortization of $53 for 2002 and $71
    for 2001)                                                328         371
  Distributions from investments                              29          94
  Other income and interest                                   22          32
                                                        --------    --------
                                                           4,732       3,947
                                                        --------    --------
Operating expenses:
  General and administrative                                 705         653
  Asset servicing fee - NPO Management LLC                   325         318
  Legal and professional fees                                250         178

Interest expense:
  Underlying mortgages                                       882       1,069
  Notes payable - residual interests                       1,388         522
  Affiliates                                                 144         177
  Litigation settlement notes                                162         243
  Others                                                     263         299
                                                        --------    --------
                                                           4,119       3,459
                                                        --------    --------
Income before income tax benefit and (loss) gain             613         488
Income tax expense (benefit)                                (380)         --
                                                        --------    --------
Income before extraordinary (loss) gain                      993         488
Extraordinary (losses) gains on the
 settlements of indebtedness                                 (60)         14
                                                        --------    --------
Net income                                              $    933    $    502
                                                        ========    ========


                                   (continued)


See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                      Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------    ----------------------------
                                                       2002          2001            2002            2001
                                                   -----------   ------------    ------------    ------------
Basic earnings per share:
  Income before extraordinary items                $       .04   $        .03    $        .04    $        .03
  Extraordinary items                                      .00            .00             .00             .00
                                                   -----------   ------------    ------------    ------------
      Net income                                   $       .04   $        .03    $        .04    $        .03
                                                   ===========   ============   =============    ============

Diluted earnings per share:
  Income before extraordinary items                $       .02   $        .00    $        .02    $        .00
  Extraordinary items                                      .00            .00             .00             .00
                                                   -----------   ------------    ------------    ------------
      Net income                                   $       .02   $        .00    $        .02    $        .00
                                                   ===========   ============    ============    ============
Weighted average shares outstanding - basic         21,713,563     16,560,450      21,713,563      16,560,450
Effect of dilutive notes, options and warrants      34,160,221    125,829,094      37,839,780     125,829,094
                                                   -----------   ------------    ------------    ------------
Weighted average shares outstanding - diluted       55,873,784    142,389,544      59,553,343     142,389,544
                                                   ===========   ============    ============    ============



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                 Preferred Stock       Common Stock      Additional
                                 ---------------   -------------------    paid-in
                                  Shares  Amount     Shares     Amount    capital     Deficit      Total
                                 -------  ------   ----------  -------   --------    ---------    -------

Balance-January 1, 2002              100  $   1    21,313,563  $   213   $ 95,757    $ (85,016)   $10,955


Issuance of Common Stock as
  compensation for services
  received                            --     --       400,000        4         28           --         32

Net income                            --     --            --       --         --          933        933
                                 -------  -----    ----------  -------   --------    ---------    -------
Balance-June 30, 2002                100  $   1    21,713,563  $   217   $ 95,785    $ (84,083)   $11,920
                                 =======  =====    ==========  =======   ========    =========    =======





See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2002        2001
                                                            -------     -------
Cash flows from operating activities:

 Income before extraordinary items                          $   993     $   488
  Adjustments to reconcile net income before extra-
   ordinary gains to net cash (used in) provided by
   operating activities
    Interest income accreted on residual interests             (190)        (98)
    Accrued interest added to indebtedness                      119         136
    Gain on satisfactions of mortgage loans                    (252)       (327)
    Depreciation                                                 44          39
    Amortization of unearned interest on loan receivables      (132)        (58)
    Amortization of real estate lease interests                  67          68
    Imputed interest on notes                                   162         243
    Stock issued for services received                           32          --
    Net (increase) in deferred income tax benefits             (380)         --
    Net (increase) decrease in prepaid financing and
       other assets                                             (79)        316
    Net (decrease) in accounts payable, security, deposits
       and accrued liabilities                                 (699)       (296)
    Net (decrease) increase in fee due to affiliates           (178)         28
    Net increase in deferred income                             287         210
                                                            -------     -------

      Net cash (used in) provided by operating activities      (206)        749
                                                            -------     -------
Cash flows from investing activities:

  Collections on loans receivable                             2,397       3,715
  Real estate acquisitions and capital improvements             (25)       (248)
  Net decrease in affiliated limited partnership
   interests and other investments                               12          94
                                                            -------     -------
      Net cash provided by investing activities               2,384       3,561
                                                            -------     -------



                                   (continued)


See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)
                                   (continued)


                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2002         2001
                                                           --------    --------
Cash flows from financing activities:
  Proceeds from new borrowings                             $    400    $    200
  Repayment of indebtedness                                    (491)       (741)
  Payments on underlying mortgages payable                   (1,822)     (2,433)
  Payments on notes payable - residual interest                (214)         (1)
  Payments related to debt tender offers and redemptions       (131)        (59)
                                                           --------    --------
     Net cash used in financing activities                   (2,258)     (3,034)
                                                           --------    --------
Net (decrease) increase in cash                                 (80)      1,276
Cash, beginning of period                                     2,987       1,184
                                                           --------    --------

Cash, end of period                                        $  2,907    $  2,460
                                                           ========    ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                 $  2,545    $  1,291
                                                           ========    ========
Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offers
    and redemptions                                        $   369     $     14
                                                           =======     ========
  Residual interests in securitized portfolios -
    (decrease) increase                                    $  (107)    $ 28,374
                                                           =======     ========
  Notes payable - residual interests - (decrease)
    increase                                               $  (107)    $ 27,610
                                                           =======     ========
  Foreclosure on mortgage loan receivable collateralized
    by real estate                                         $   416     $     --
                                                           =======     ========


See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and six months ended June 30, 2002 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and six months ended June 30, 2001 have been reclassified to conform to the presentation for the three and six months ended June 30, 2002. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     The Company purchased its interests for an aggregate purchase price of $35,791,264, including costs of $1,366,264 which included the issuance of warrants, valued at $136,000, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425,000. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $3,442,500 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at June 30, 2002 was $3,411,500. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through June 30, 2002, the residual interests in securitized portfolios and the notes payable increased by approximately $592,000 based on the performance of the underlying receivables.

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
     on notes payable*

      * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

3.   Mortgage Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions in which affiliated limited partnerships purchased commercial, office and industrial properties which are typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, subordinate to any senior liens, on real estate owned by such affiliated limited partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated limited partnerships.

4.   Notes Payable - Litigation Settlement/Redemptions

     As a result of its 1993 settlement of class action litigation, in December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum and are due on December 31, 2005. Pursuant to the terms of the Notes, interest was paid on the first five anniversary dates by the issuance of additional Notes with a principal amount equal to the accrued interest obligation then due. As a result of various transactions described below as of June 30, 2002 Notes with an aggregate principal amount of approximately $2,000,000 were outstanding with a carrying value of $1,654,000.

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

     The Company sent redemption letters to note holders who held Notes that aggregated approximately $1,079,000 offering to pay the Notes in cash at the face value plus accrued interest of approximately $48,000. As of June 30, 2002, $293,000 has been paid and the remaining $834,000 is payable, but no longer accrues interest.

5.  Real Estate

     The Company currently owns two contiguous properties located in Kearny, New Jersey and one property located in Fort Edward, New York.

These properties are:

(1) Eight buildings totaling 347,000 square feet on 8 acres located in an industrial park in Kearny, NJ leased to various unrelated tenants.

(2) Fee title in 8 acres of land in Kearny, NJ underlying a KMart store.

(3) During the second quarter of 2002 the Company foreclosed on a mortgage loan receivable which was in default. The collateral for the mortgage loan was a 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building. The carrying value for the property was $416,000 at June 30, 2002.

(4) The Company is in the process of acquiring an additional interest in real estate as previously disclosed in the Company's Form 10-K

6.  Other Transactions with Affiliates

A. The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, Blackacre. The fees received from management service contracts are as follows:

                       Fees Received    Fees Received    Fees Received    Fees Received
                       For the Three    For the Three     For the Six      For the Six
                       Months Ended     Months Ended     Months Ended     Months Ended
Affiliate Of              6/30/02          6/30/01          6/30/02          6/30/01
------------          -------------     -------------    -------------    -------------
NPO and Blackacre     $       6,731     $      34,526    $      13,461    $      41,231
NPO                   $      12,000     $      12,000    $      24,000    $      24,000
NPO(1)                $      58,597     $       6,000    $     142,597    $     103,000

(1) Of the total cash received for the six months ended June 30, 2002, $78,000 represented prior deferred fees paid in the first quarter of 2002. The Company is entitled to a current fee of $2,000 per month and a deferred fee of $6,500 per month paid annually in the first quarter of the fiscal year. In addition, the Company received annual incentive fees of $52,597 and $0 for the six months ended June 30, 2002 and 2001, respectively.

B. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation, and reimbursement of expenses for collection services as follows:

                       Fees For The     Fees For The     Fees For The     Fees For The
                       Three Months     Three Months      Six Months       Six Months
                       Ended 6/30/02    Ended 6/30/01    Ended 6/30/02    Ended 6/30/01
                       -------------    -------------    -------------    -------------
                       $      55,083    $       9,154    $      85,083    $      41,769

In  connection   with  the  sales  of  property  owned  by  affiliated   limited
partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees as follows:

                       Fees For The     Fees For The     Fees For The     Fees For The
                       Three Months     Three Months      Six Months       Six Months
                       Ended 6/30/02    Ended 6/30/01    Ended 6/30/02    Ended 6/30/01
                       -------------    -------------    -------------    -------------
                       $      37,376    $      50,053    $      37,376    $      59,303

The Pembroke Group and the Millenium Group were issued a total of 400,000 shares of common stock, valued at $32,000, during the first quarter of 2002 for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B an affiliate of NPO and the special director of the Company will be paid investment banking fees of $900,000 in aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee is payable without interest, over 30 months starting January, 2002, from a portion of the monthly cash flow generated by the acquisitions. At June 30, 2002, $720,000 remained payable.

7.  Contingent Liabilities

    In connection with class action litigation settled in 1992 ("Settlement"), DVL is required to deposit into a settlement fund a portion of the net cash flow received from affiliated limited partnership mortgages and other loans receivable from affiliated limited partnerships. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans. The payments were as follows:

                       Three Months     Three Months      Six Months       Six Months
                       Ended 6/30/02    Ended 6/30/01    Ended 6/30/02    Ended 6/30/01
                       -------------    -------------    -------------    -------------
                       $     217,000    $     218,000    $    219,000     $    398,000

    In addition, DVL is required to contribute to the settlement fund 5% of its net income (based on generally accepted accounting principals) less amortization of certain loans, in the years 2001 to 2012. The estimated amortization of the certain loans for 2002 is significant enough that no amounts due to the settlement fund were accrued through June 30, 2002.

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

   9.  Earnings per share (unaudited)
          (in thousands except share and per share data)

The following tables present the basic and diluted EPS for the six months and three months ended June 30, 2002 and 2001.

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                             2002                                      2001
                                                -----------------------------------     -------------------------------------
                                                           Weighted                                  Weighted
                                                            Average                                   Average
                                                           Number of      Per Share                  Number of      Per Share
                                                Amount      Shares          Amount      Amount         Amount         Amount
                                                ------    ----------      ---------     ------      -----------     ---------
Income before extraordinary items               $  993                                  $  488
                                                ======                                     ===

Basic EPS
Income available to common stockholders         $  993     21,713,563     $    .04      $  488      16,560,450      $  0.03
                                                                          ========                                  =======

Effect of litigation settlement notes              162     15,311,474                      243      75,125,274

Effect of dilutive stock options and warrants        -     22,528,306                        -      50,703,820
                                                ------    -----------                   ------   -------------
Diluted EPS
Income available to common stockholders         $1,155     59,553,343     $    .02      $  731     142,389,544      $  0.00
                                                ======    ===========     ========      ======   =============      =======


                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                             2002                                      2001
                                                -----------------------------------     -------------------------------------
                                                           Weighted                                  Weighted
                                                            Average                                   Average
                                                           Number of      Per Share                  Number of      Per Share
                                                Amount      Shares          Amount      Amount         Amount         Amount
                                                ------     ---------      ---------     ------       ---------      ---------
Income before extraordinary items               $  843                                  $  416
                                                ======                                     ===

Basic EPS
Income available to common stockholders         $  843     21,713,563     $    .04      $  416      16,560,450      $  0.03
                                                                          ========                                  =======

Effect of litigation settlement notes               82     12,629,695                      115      75,125,274

Effect of dilutive stock options and warrants        -     21,530,526                        -      50,703,820
                                                ------    -----------                   ------  --------------
Diluted EPS
Income available to common stockholders         $  925     55,873,784     $    .02      $  531     142,389,544      $  0.00
                                                ======    ===========     ========      ======   =============      =======

     At June 30, 2002 and 2001 there were approximately $2,000,000 and $3,514,000, respectively, aggregate principal amount of Notes outstanding. The Company has the option to redeem the outstanding Notes by issuing shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The calculation of diluted earnings per share assumes that the outstanding Notes are redeemed at the average closing stock price for the three and six months ended June 30, 2002 and 2001, respectively. The change in the weighted average number of common shares outstanding - diluted resulted from 1) a decrease in the weighted average amount of Notes outstanding and 2) an increase in the average closing stock price for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.

     Also included in the weighted average number of diluted shares are warrants representing rights to acquire up to 49% of the outstanding common stock of the Company on a fully diluted basis. The number of shares issued pursuant to such warrants will adjust depending upon the number of shares issued pursuant to a redemption of the Notes. Therefore, the potential issuance of shares of common stock to satisfy the Notes has a doubling effect on the weighted average number of diluted shares since the number of shares needed to satisfy the warrants would also increase.

    In addition, at June 30, 2002 and 2001 there were 3,848,131 and 3,473,131, respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

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

                                                 June 30,
                                          --------------------
                                            2002        2001
                                          --------    --------
            Revenues
              Real estate                 $  2,534    $  3,132
              Residual interests             2,176         783
              Corporate/Other                   22          32
                                          --------    --------
       Total consolidated revenues        $  4,732    $  3,947
                                          ========    ========
            Net income (loss)
              Real estate                 $   (160)   $    195
              Residual interests               754         261
              Corporate/Other                  339          46
                                          --------    --------
       Total consolidated net income      $    933    $    502
                                          ========    ========
            Assets
              Real estate                 $ 39,625    $ 43,114
              Residual interests            36,989      28,472
              Corporate/Other                1,430           -
                                          --------    --------
        Total consolidated assets         $ 78,044    $ 71,586
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

     In 2002 the Company recognized $380,000 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. In 2001 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets.

Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This June 30, 2002 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------

DVL had income before extraordinary items, extraordinary losses, and net income, as follows:

                                         Three Months Ended   Three Months Ended
                                            June 30, 2002        June 30, 2001
                                         ------------------   ------------------
Income before extraordinary items            $  843,000           $  416,000
Extraordinary losses                         $  (60,000)          $    -0-
Net income                                   $  783,000           $  416,000

Interest expense on underlying mortgages decreased (2002 - $412,000, 2001 - $528,000) as a result of a) the sale of one mortgage in 2002 which had an underlying mortgage and b) the sale of four mortgages in 2001 which had underlying mortgages. The decrease was partially offset by an increase in interest expense related to two mortgage loans purchased in December 2001 which have underlying mortgages.

Gain on satisfaction of mortgage loans was as follows:

                                         Three Months Ended   Three Months Ended
                                            June 30, 2002        June 30, 2001
                                         ------------------   ------------------
                                            $   252,000          $  176,000

The gains in 2002 and 2001 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Management fees decreased (2002 - $108,000, 2001 - $172,000) primarily from the Company earning a one time fee of $100,000 in June 2001.

Transaction and other fees from affiliated limited partnerships were as follows:

                                         Three Months Ended   Three Months Ended
                                            June 30, 2002        June 30, 2001
                                         ------------------   ------------------
                                            $    50,000          $  139,000

Transaction fees are earned by the Company in connection with sales of partnership properties and the Company sold fewer partnership properties during the second quarter 2002 compared to the second quarter 2001.

Interest income on residual interests (2002 - $1,084,000, 2001 - $783,000) and interest expense on the related notes payable (2002 - $689,000, 2001 - $522,000) increased from 2001 to 2002 as DVL completed the acquisitions in March 2001 and August 2001.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2002        June 30, 2001
                                         ------------------   ------------------
Net rental income from others               $  129,000           $  191,000
Gross rental income from others             $  583,000           $  520,000

The decrease in net rental income was primarily the result of an increase in the allowance for bad debts of $75,000 relating to receivables from a major tenant. The increase in the allowance for bad debts was partially offset by higher gross rents.

The asset servicing fee due from the Company to NPO increased (2002 - $164,000, 2001 - $162,000) pursuant to its terms due to an increase in the consumer price index.

Legal and professional fees increased (2002 - $133,000, 2001 - $71,000) primarily as a result of legal fees relating to the preparation of proxy materials.

Interest expense on the litigation settlement notes ("Notes") decreased (2002 - $82,000, 2001 - $115,000) as a result of redeeming Notes during 2000 and 2001 as well as exchanging Notes for Common Stock in December 2001.

Interest expense to affiliates decreased (2002 - $73,000, 2001 - $89,000) because the interest bearing amount outstanding to affiliates was reduced.

Interest expense relating to other debts decreased (2002 - $137,000, 2001 - $151,000) primarily due to decreases in interest rates on floating rate loans and repayments of principal. The reductions in interest expense were partially offset by new borrowings.

In 2002 the Company recognized $380,000 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. In 2001 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets utilized during the quarter.

Extraordinary losses of $60,000 in 2002 resulted from redeeming Notes at face value which were carried at a discount.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

DVL had income before extraordinary items, extraordinary gains (losses), and net income as follows:

                                          Six Months Ended     Six Months Ended
                                           June 30, 2002         June 30, 2001
                                          ----------------     ----------------
Income before extraordinary items           $  993,000           $  488,000
Extraordinary gains (losses)                $  (60,000)          $   14,000
Net income                                  $  933,000           $  502,000

Interest income on mortgage loans from affiliates decreased (2002 - $1,504,000, 2001 - $1,634,000) and interest expense on underlying mortgages decreased (2002
- $882,000, 2001 - $1,069,000) as a result of a) the sale of one mortgage in 2002 which had an underlying mortgage and b) the sale of four mortgages in 2001 which had underlying mortgages. The decreases in interest income on mortgage loans and interest expense on underlying mortgages were partially offset by increases related to two mortgage loans purchased in December 2001 which have underlying mortgages.

Gain on satisfaction of mortgage loans were as follows:

                                          Six Months Ended     Six Months Ended
                                            June 30, 2002        June 30, 2001
                                          ----------------     ----------------
                                            $    252,000         $  327,000

The gains in 2002 and 2001 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Management fees decreased (2002 - $154,000, 2001 - $206,000) primarily from the Company earning a one time fee of $100,000 in June 2001.

Transaction and other fees from affiliated limited partnerships were as follows:

                                          Six Months Ended     Six Months Ended
                                            June 30, 2002        June 30, 2001
                                          ----------------     ----------------
                                            $     69,000         $  209,000

Transaction fees were earned by the Company in connection with the sales of partnership properties and the Company sold fewer partnership properties during 2002 compared to 2001.

Interest income on residual interests (2002 - $2,176,000, 2001 - $783,000) and interest expense on the related notes payable (2002 - $1,388,000, 2001 - $522,000) increased from 2001 to 2002 as DVL completed the acquisitions in March 2001 and August 2001.

                                          Six Months Ended     Six Months Ended
                                            June 30, 2002        June 30, 2001
                                          ----------------     ----------------
Net rental income from others               $    328,000         $    371,000
Gross rental income from others             $  1,156,000         $  1,028,000

The decrease in net rental income was primarily the result of an increase in the allowance for bad debts of $75,000 relating to receivables from a major tenant. The increase in the allowance for bad debts was partially offset by higher gross rents.

General and administrative expenses increased to $705,000 in 2002 from $653,000 in 2001. The primary reasons for the increase were greater salaries and consulting costs in the first quarter of 2002.

The asset servicing fee due from the Company to NPO increased (2002 - $325,000, 2001 - $318,000) pursuant to its terms due to an increase in the consumer price index.

Legal and professional fees increased (2002 - $250,000, 2001 - $178,000) as a result of the issuance of stock valued at $32,000 for services rendered to the Company and legal fees relating to the preparation of proxy materials.

Interest expense on the Notes decreased (2002 - $162,000, 2001 - $243,000) as a result of redeeming notes during 2002 and 2001 as well as exchanging Notes for Common Stock in December 2001.

Interest expense to affiliates decreased (2002 - $144,000, 2001 - $177,000) because the interest bearing amount outstanding to affiliates was reduced.

Interest expense relating to other debts decreased (2002 - $263,000, 2001 - $299,000) primarily due to decreases in interest rates on floating rate loans and repayments of principal. The reductions in interest expense were partially offset by new borrowings.

In 2002 the Company recognized $380,000 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. In 2001 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets utilized during the six months ended June 30, 2001.

Extraordinary losses of $60,000 in 2002 resulted from redeeming Notes at face value which were carried at a discount. Extraordinary gains of $14,000 in 2001 resulted from redeeming Notes at less than carrying value.

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

     The Company believes that it's anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least January 2003. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company's acquisition in 2001 of its residual interests held by its subsidiaries should provide significant liquidity to the Company.

     The purchase agreements executed in connection with the Company's acquisition of residual interests contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:


     Years                    Minimum       Maximum
     -----                    -------       -------
  2002 to 2009              $  742,500    $  880,000
  2010 to final payment     $1,050,000    $1,150,000
    on the notes*

   * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

     The Company believes it will receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings
---------------------------

Loans which are scheduled to become due through 2007 are as follows:

                                                                    Outstanding
                                                     Original        Principal
                                                       Loan          Balance at      Due
Purpose                    Creditor                   Amount       June 30, 2002     Date
-------                    --------                -----------     -------------     ----
Repurchase of Notes
Issued by the Company    Blackacre(1)              $ 1,560,000      $ 1,961,000    09/30/03

Purchase of Mortgages    Unaffiliated Bank(2)(3)   $ 1,000,000      $   685,000    05/01/06

Purchase of a Mortgage
and Refinancing of
Existing Mortgages       Unaffiliated Bank(2)(3)   $ 1,450,000      $   891,000    04/01/05

Purchase of Real Estate
Assets                   Unaffiliated Bank(4)(7)   $ 3,000,000      $ 3,000,000    09/01/02

Purchase of Land         Unaffiliated Bank(5)(7)   $   200,000      $   200,000    09/01/02

Purchase of Mortgages    Unaffiliated Bank(6)      $   400,000      $   366,000    05/01/06

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal.
(2)  This loan self-amortizes.
(3)  Interest rate is prime plus 1.5% per annum.
(4)  Interest rate is 10% per annum.
(5)  Interest rate is 9.5% per annum.
(6)  Interest rate is 8.25% per annum.
(7) The Company is in the process of acquiring an additional interest in real estate as previously disclosed in the Company's Form 10-K. As part of the commitment from the lender if such acquisitions is consummated (of which there can be no assurance) the two loans which are due September 1, 2002 will be extended to become due in 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DVL has no substantial cash flow exposure due to interest rate changes for long term debt obligations, because a majority of the long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount, the acquisition of mortgage loans or the acquisition of real estate.

    DVL's ability to realize value on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

                           Part II - Other Information


Item 2.  Changes in Securities
         ---------------------

(A) In the first half of 2002, the Company issued 400,000 shares of Common Stock, valued $32,000, to the following four individuals:
         Lawrence J. Cohen, 200,000 shares; Steve Simms, 66,667 shares; Ron Jacobs, 66,667 shares; and Jay Chazanoff, 66,666 shares.
         The shares were issued in exchange for asset management services rendered to the Company outside the scope of the Asset Servicing Agreement. There were no underwriters or placement agents in-volved in this issuance and no commissions were paid. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:  99.1 Chief Executive Officer and Chief Financial
                    Officer Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                    Sarbanes-Oxley Act of 2002

(B) There were no reports of Form 8-K filed during the three months ended June 30, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DVL, INC.


                                      By: /s/ Jay Thailer
                                          --------------------------------
                                          Jay Thailer, Executive Vice
                                          President and Chief Financial
                                          Officer


August 13, 2002