Form 10-Q
period 2002-09-30
DVL INC /DE/
filed 2002-11-13
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                             --------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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
                                         ----       ----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes:      No: X
                                           ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                          Outstanding at November 13, 2002
-----------------------------              --------------------------------
Common Stock, $.01 par value                           21,713,563

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX


Part I.   Financial Information:                                   Pages
                                                                   -----
          Item 1 - Financial Statements

          Consolidated Balance Sheets -
           September 30, 2002 (unaudited) and December 31,
             2001                                                   1-2

          Consolidated Statements of Operations -
          Three Months Ended September 30, 2002 (unaudited)
           and 2001 (unaudited)                                     3,5

          Consolidated Statements of Operations -
          Nine Months Ended September 30, 2002 (unaudited)
           and 2001 (unaudited)                                     4,5

          Consolidated Statement of Shareholders' Equity -
          Nine Months Ended September 30, 2002 (unaudited)            6

          Consolidated Statements of Cash Flows -
          Nine Months ended September 30, 2002 (unaudited)
           and 2001 (unaudited)                                     7-8

          Notes to Consolidated Financial Statements (unaudited)    9-15

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations            16-22

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                        22

             Item 4 - Controls and Procedures                       22

Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                 23

          Signature                                                 24-26

          Exhibit Index                                             27

                      Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  September 30,    December 31,
                                                      2002             2001
                                                  -------------   -------------
ASSETS                                             (unaudited)
------

Residual interests in securitized portfolios          $ 37,304       $ 36,906
                                                      --------       --------

Mortgage loans receivable from affiliated
partnerships (net of unearned interest of
$15,639 for 2002 and $15,908 for 2001)                  31,623         35,567

  Allowance for loan losses                              2,889          4,095
                                                      --------       --------
  Net mortgage loans receivable                         28,734         31,472
                                                      --------       --------
Cash (including restricted cash of $187 and
  $215 for 2002 and 2001)                                2,588          2,987

Investments
  Real estate at cost (net of accumulated
    depreciation of $175 for 2002 and $104 for 2001)     8,535          4,142

  Real estate lease interests                              979          1,080

  Affiliated limited partnerships (net of allowances
   for losses of $538 and $540, for 2002 and 2001)       1,067          1,121

Deferred income tax benefits                             1,430          1,050

Other assets                                             1,120            932
                                                      --------       --------
    Total assets                                      $ 81,757       $ 79,690
                                                      ========       ========



                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                       September 30,  December 31,
                                                           2002          2001
                                                      -------------  ------------
                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:

  Notes payable - residual interests                   $  34,829       $  35,044
  Underlying mortgages payable                            19,875          22,218
  Long-term debt - affiliates                              2,021           1,942
  Long-term debt - other                                   9,067           5,067
  Notes payable - litigation settlement                    1,666           1,902
  Redeemed notes payable - litigation settlement             856             596
  Fees due to affiliates                                     661             928
  Security deposits, accounts payable and accrued
    liabilities (including deferred income of $164
    for 2002 and $17 for 2001)                               485           1,038
                                                       ---------       ---------
     Total liabilities                                    69,460          68,735
                                                       ---------       ---------

Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized,
    issued and outstanding 100 shares                          1               1
  Preferred stock, $.01 par value, authorized 5,000,000       --              --
  Common stock, $.01 par value, authorized - 90,000,000
    issued and outstanding 21,713,563 shares for 2002
    and 21,313,563 shares for 2001                           217             213
  Additional paid-in capital                              95,785          95,757
  Deficit                                                (83,706)        (85,016)
                                                       ---------       ---------
     Total shareholders' equity                           12,297          10,955
                                                       ---------       ---------
     Total liabilities and shareholders' equity        $  81,757       $  79,690
                                                       =========       =========


See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                    Three Months Ended
                                                       September 30,
                                                  ----------------------
                                                     2002        2001
                                                  ----------  ----------
Income from affiliates:

  Interest on mortgage loans                      $      699    $    758
  Partnership management fees                             74          97
  Management fees                                         52         555
  Transaction and other fees from partnerships            98          --
  Distributions from investments                          21          19

Income from others:

  Interest income - residual interests                 1,093         765
  Net rental income (including depreciation
    and amortization of $22 for 2002 and $36
    for 2001)                                            194         190
  Distributions from investments                          --          30
  Other income and interest                                8          22
                                                  ----------  ----------
                                                       2,239       2,436
                                                  ----------  ----------
Operating expenses:

  General and administrative                             354         374
  Asset servicing fee - NPO Management LLC               164         161
  Legal and professional fees                             76          56

Interest expense:

  Underlying mortgages                                   354         486
  Notes payable - residual interests                     691         611
  Affiliates                                              73          89
  Litigation settlement notes                             68         119
  Others                                                 157         146
                                                  ----------  ----------
                                                       1,937       2,042
                                                  ----------  ----------

Income before income tax benefit and loss                302         394

Income tax (benefit) expense                             (86)         40
                                                  ----------  ----------

Income before extraordinary loss                         388         354

Extraordinary losses on the settlements
 of indebtedness                                         (11)         --
                                                  ----------   ---------
Net income                                        $      377   $     354
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)


                                                    Nine Months Ended
                                                      September 30,
                                                  ----------------------
                                                     2002        2001
                                                  ----------  ----------
Income from affiliates:

  Interest on mortgage loans                      $    2,203   $   2,392
  Gain on satisfaction of mortgage loans                 252         327
  Partnership management fees                            226         298
  Management fees                                        206         761
  Transaction and other fees from partnerships           167         205
  Distributions from investments                          67         113

Income from others:

  Interest income - residual interests                 3,269       1,548
  Net rental income (including depreciation
    and amortization of $75 for 2002 and $106
    for 2001)                                            522         561
  Distributions from investments                          29         124
  Other income and interest                               30          54
                                                  ----------  ----------
                                                       6,971       6,383
                                                  ----------  ----------
Operating expenses:

  General and administrative                           1,113       1,052
  Asset servicing fee - NPO Management LLC               489         479
  Legal and professional fees                            272         209

Interest expense:

  Underlying mortgages                                 1,236       1,555
  Notes payable - residual interests                   2,079       1,133
  Affiliates                                             217         266
  Litigation settlement notes                            230         362
  Others                                                 420         445
                                                  ----------  ----------
                                                       6,056       5,501
                                                  ----------  ----------

Income before income tax benefit and (loss) gain         915         882

Income tax expense (benefit)                            (466)         40
                                                  ----------  ----------

Income before extraordinary (loss) gain                1,381         842

Extraordinary (losses) gains on the
 settlements of indebtedness                             (71)         14
                                                  ----------   ---------
Net income                                        $    1,310   $     856
                                                  ==========   =========


                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                   --------------------------    ----------------------------
                                                       2002          2001            2002            2001
                                                   -----------   ------------    ------------    ------------
Basic earnings per share:
  Income before extraordinary items                $       .02   $        .02    $        .06    $        .05
  Extraordinary items                                      .00            .00             .00             .00
                                                   -----------   ------------    ------------    ------------
      Net income                                   $       .02   $        .02    $        .06    $        .05
                                                   ===========   ============    ============    ============

Diluted earnings per share:
  Income before extraordinary items                $       .01   $        .00    $        .03    $        .01
  Extraordinary items                                      .00            .00             .00             .00
                                                   -----------   ------------    ------------    ------------
      Net income                                   $       .01   $        .00    $        .03    $        .01
                                                   ===========   ============    ============    ============
Weighted average shares outstanding - basic         21,713,563     16,560,450      21,713,563      16,560,450
Effect of dilutive notes, options and warrants      35,314,515     91,295,902      36,948,399     111,790,090
                                                   -----------   ------------    ------------    ------------
Weighted average shares outstanding - diluted       57,028,078    107,856,352      58,661,962     128,350,540
                                                   ===========   ============    ============    ============



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                Preferred Stock      Common Stock        Additional
                                ---------------   --------------------    paid-in
                                 Shares  Amount     Shares     Amount     capital     Deficit     Total
                                -------- ------   ----------- --------   ----------  ---------   --------

Balance-January 1, 2002              100  $   1    21,313,563  $   213   $ 95,757    $ (85,016)   $10,955


Issuance of Common Stock as
  compensation for services
  received                            --     --       400,000        4         28           --         32

Net income                            --     --            --       --         --        1,310      1,310
                                 -------  -----    ----------  -------   --------    ---------    -------
Balance-September 30, 2002           100  $   1    21,713,563  $   217   $ 95,785    $ (83,706)   $12,297
                                 =======  =====    ==========  =======   ========    =========    =======








See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               --------------------
                                                                 2002        2001
                                                               --------    --------
Cash flows from operating activities:

 Income before extraordinary items                             $  1,381    $    842
  Adjustments to reconcile net income before extra-
   ordinary (losses) gains to net cash provided by
   operating activities
    Interest income accreted on residual interests                 (305)       (141)
    Accrued interest added to indebtedness                          179         247
    Gain on satisfactions of mortgage loans                        (252)       (327)
    Depreciation                                                     76          60
    Amortization of unearned interest on loan receivables          (197)        (87)
    Amortization of real estate lease interests                     101         101
    Imputed interest on notes                                       230         362
    Stock issued for services received                               32          --
    Net increase in deferred income tax benefits                   (380)         --
    Net decrease in prepaid financing and other assets               63         196
    Net decrease in accounts payable, security, deposits
       and accrued liabilities                                     (700)       (271)
    Net (decrease) increase in fee due to affiliates               (267)         41
    Net increase in deferred income                                 147          97
                                                                -------      ------

      Net cash provided by operating activities                     108       1,120
                                                                -------     -------
Cash flows from investing activities:

  Collections on loans receivable                                 2,813       4,155
  Real estate acquisitions and capital improvements                (335)       (349)
  Net decrease in affiliated limited partnership
   interests and other investments                                   12          94
                                                                -------      ------
      Net cash provided by investing activities                   2,490       3,900
                                                                -------      ------




                                   (continued)


See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)
                                   (continued)

                                                              Nine Months Ended
                                                                 September 30,
                                                            ----------------------
                                                              2002           2001
                                                            --------      --------
Cash flows from financing activities:

  Proceeds from new borrowings                              $    400      $    200
  Repayment of indebtedness                                     (570)         (863)
  Payments on underlying mortgages payable                    (2,343)       (2,920)
  Payments on notes payable - residual interest                 (308)          (12)
  Payments related to debt tender offers and redemptions        (176)         (140)
                                                            --------      --------

     Net cash used in financing activities                    (2,997)       (3,735)
                                                            --------      --------

Net (decrease) increase in cash                                 (399)        1,285
Cash, beginning of period                                      2,987         1,184
                                                            --------      --------

Cash, end of period                                         $  2,588      $  2,469
                                                            ========      ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                  $  3,715      $  1,722
                                                            ========      ========

Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt tender offers
    and redemptions                                         $   436       $     14
                                                            =======       ========

  Residual interests in securitized portfolios -
    increase                                                $    93       $ 38,479
                                                            =======       ========

  Notes payable - residual interests - increase             $    93       $ 37,181
                                                            =======       ========

  Foreclosure on mortgage loan receivable collateralized
    by real estate                                          $   416       $     --
                                                            =======       ========

  Purchase of real estate with debt financing               $ 3,968       $     --
                                                            =======       ========


See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and nine months ended September 30, 2002 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and nine months ended September 30, 2001 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2002. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     The Company purchased its interests for an aggregate purchase price of $35,791,264, including costs of $1,366,264 which included the issuance of warrants, valued at $136,000, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425,000. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of up to $3,442,500 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at September 30, 2002 was $3,402,847. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through September 30, 2002, the residual interests in securitized portfolios and the notes payable increased by approximately $793,000 based on the performance of the underlying receivables.

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
     on notes payable*

      *Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

3.   Mortgage Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions in which affiliated limited partnerships purchased commercial, office and industrial properties which are typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, subordinate to any senior liens, on real estate owned by such affiliated limited partnership. DVL's loan portfolio is comprised of long-term wrap- around and other mortgage loans due from affiliated limited partnerships.

4.   Notes Payable - Litigation Settlement/Redemptions

     As a result of its 1993 settlement of class action litigation, in December 1995, DVL issued notes (the "Notes") in the aggregate principal amount of $10,386,851. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum and are due on December 31, 2005. Pursuant to the terms of the Notes, interest was paid on the first five anniversary dates by the issuance of additional Notes with a principal amount equal to the accrued interest obligation then due. As a result of various transactions described below, as of September 30, 2002 Notes with an aggregate principal amount of approximately $1,950,000 were outstanding with a carrying value of $1,666,000.

     The Company has the option to redeem the outstanding Notes by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes or the potential dilutive effect. The redemption of the Notes will cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends, depending upon market conditions, to exercise at some point in the future some or all of its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

     The Company sent redemption letters to note holders who held Notes that aggregated approximately $1,144,000, offering to pay the Notes in cash at the face value plus accrued interest of approximately $48,000. As of September 30, 2002, $337,000 has been paid and the remaining $856,000 is payable, but no longer accrues interest.

5.  Real Estate

     The Company currently owns the following properties:

(1) Eight buildings totaling 347,000 square feet on 8 acres located in an industrial park in Kearny, NJ leased to various unrelated tenants.

(2) An 89,000 square foot building leased to K-Mart and 8 acres of underlying land in Kearny, NJ.

(3) During the second quarter of 2002 the Company foreclosed on a mortgage loan receivable which was in default. The collateral for the mortgage loan was a 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building. The carrying value for the property was $416,000 at September 30, 2002.

6.  Other Transactions with Affiliates

A. The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, Blackacre. The fees received from management service contracts are as follows:

                       Fees Received    Fees Received    Fees Received    Fees Received
                       For the Three    For the Three    For the Nine     For the Nine
                       Months Ended     Months Ended     Months Ended     Months Ended
Affiliate Of              9/30/02          9/30/01          9/30/02          9/30/01
------------          -------------     -------------    -------------    -------------
NPO and Blackacre     $       6,731     $       6,731    $      20,192    $      47,962
NPO                   $      12,000     $      12,000    $      36,000    $      36,000
NPO(1)                $      45,000     $       6,000    $     187,597    $     109,000

(1) Of the total cash received for the nine months ended September 30, 2002, $117,000 represented prior deferred fees. The Company is entitled to a current fee of $2,000 per month and a deferred fee of $6,500 per month paid annually in the first quarter of the fiscal year. In addition, the Company received annual incentive fees of $52,597 and $0 for the nine months ended September 30, 2002 and 2001, respectively.

B. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation, and reimbursement of expenses for collection services as follows:

                       Fees For The     Fees For The     Fees For The     Fees For The
                       Three Months     Three Months     Nine Months      Nine Months
                       Ended 9/30/02    Ended 9/30/01    Ended 9/30/02    Ended 9/30/01
                       -------------    -------------    -------------    -------------
                       $      30,000    $      47,451    $     115,083    $      89,220

In  connection   with  the  sales  of  property  owned  by  affiliated   limited
partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees as follows:

                       Fees For The     Fees For The     Fees For The     Fees For The
                       Three Months     Three Months     Nine Months      Nine Months
                       Ended 9/30/02    Ended 9/30/01    Ended 9/30/02    Ended 9/30/01
                       -------------    -------------    -------------    -------------
                       $         -0-    $         -0-    $      37,376    $      59,303

The Pembroke Group and the Millenium Group were issued a total of 400,000 shares of common stock, valued at $32,000, during the first quarter of 2002 for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B, an affiliate of NPO and the special director of the Company will be paid investment banking fees of $900,000 in the aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee is payable without interest, over 30 months starting January, 2002, from a portion of the monthly cash flow generated by the acquisitions. At September 30, 2002, $630,000 remained payable.

7.  Contingent Liabilities

    In connection with class action litigation settled in 1992 ("Settlement"), DVL is required to deposit into a settlement fund a portion of its cash flow received from affiliated limited partnership mortgages and other loans receivable from affiliated limited partnerships. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans. The payments were as follows:

                       Three Months     Three Months    Nine Months      Nine Months
                       Ended 9/30/02    Ended 9/30/01   Ended 9/30/02    Ended 9/30/01
                       -------------    -------------   -------------    -------------
                       $         665    $       2,000   $     219,665    $     400,000

    In addition, DVL is required to contribute to the settlement fund 5% of its net income (based on generally accepted accounting principals) less amortization of certain loans, in the years 2001 to 2012. The estimated amortization of the certain loans for 2002 is significant enough that no amounts due to the settlement fund were accrued through September 30, 2002.

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

9. Earnings per share (unaudited) (in thousands except share and per share data)

The following tables present the basic and diluted EPS for the nine months and three months ended September 30, 2002 and 2001.

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                              2002                                      2001
                                                -----------------------------------     -------------------------------------
                                                           Weighted                                  Weighted
                                                            Average                                   Average
                                                           Number of      Per Share                  Number of      Per Share
                                                Amount      Shares          Amount      Amount         Shares         Amount
                                                ------    ----------      ---------     ------      -----------     ---------
Income before extraordinary items               $1,381                                  $  842
                                                ======                                     ===

Basic EPS
Income available to common stockholders         $1,381     21,713,563     $    .06      $  842      16,560,450      $  0.05
                                                                          ========                                  =======

Effect of litigation settlement notes              230     14,989,916                      362      65,513,576

Effect of dilutive stock options and warrants       --     21,958,483                       --      46,276,514
                                                ------    -----------                   ------    ------------
Diluted EPS
Income available to common stockholders         $1,611     58,661,962     $    .03      $1,204     128,350,540      $  0.01
                                                ======    ===========     ========      ======    ============      =======

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                              2002                                      2001
                                                -----------------------------------     -------------------------------------
                                                           Weighted                                  Weighted
                                                            Average                                   Average
                                                           Number of      Per Share                  Number of      Per Share
                                                Amount      Shares          Amount      Amount        Shares          Amount
                                                ------     ---------      ---------     ------       ---------      ---------
Income before extraordinary items               $  388                                  $  354
                                                ======                                     ===

Basic EPS
Income available to common stockholders         $  388     21,713,563     $    .02      $  354      16,560,450      $  0.02
                                                                          ========                                  =======

Effect of litigation settlement notes               68     14,435,869                      119      52,922,384

Effect of dilutive stock options and warrants       --     20,878,646                       --      38,373,518
                                                ------    -----------                   ------    ------------
Diluted EPS
Income available to common stockholders         $  456     57,028,078     $    .01      $  473     107,856,352      $  0.00
                                                ======    ===========     ========      ======    ============      =======

     At September 30, 2002 and 2001 there were approximately $1,950,000 and $3,597,000, respectively, aggregate principal amount of Notes outstanding. The Company has the option to redeem the outstanding Notes by issuing shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes) equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The calculation of diluted earnings per share assumes that the outstanding Notes are redeemed at the average closing stock price for the three and nine months ended September 30, 2002 and 2001, respectively. The change in the weighted average number of common shares outstanding - diluted resulted from 1) a decrease in the weighted average amount of Notes outstanding and 2) an increase in the average closing stock price for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

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

    In addition, at September 30, 2002 and 2001 there were 3,848,131 and 3,278,131, respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

10.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The Corporate other net income of $361,000 includes $380,000 of deferred income tax benefit.

                                           Nine Months Ended
                                             September 30,
                                         ---------------------
                                           2002        2001
                                         --------    --------
            Revenues
              Real estate                $  3,672    $  4,781
              Residual interests            3,269       1,548
              Corporate/Other                  30          54
                                         --------    --------
       Total consolidated revenues       $  6,971    $  6,383
                                         ========    ========

            Net income (loss)
              Real estate                $   (203)   $    476
              Residual interests            1,152         411
              Corporate/Other                 361         (31)
                                         --------    --------
       Total consolidated net income     $  1,310    $    856
                                         ========    ========

            Assets
              Real estate                $ 43,023    $ 42,880
              Residual interests           37,304      38,620
              Corporate/Other               1,430          --
                                         --------    --------
        Total consolidated assets        $ 81,757    $ 81,500
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

     In 2002 the Company recognized $380,000 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. The Company also recognized $86,000 in federal tax benefits in 2002 relating to the elimination of the alternative minimum tax for 2001. In 2001 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets.

12.  Subsequent Event

         In October 2002, DVL entered into a lease of its current premises comprising 5,679 square feet at 70 East 55th Street, New York, New York. The lease is for 5 years expiring January 31, 2008 at a base rent of $215,802 per annum, plus real estate and operating expense escalation clauses.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This September 30, 2002 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

DVL had income before extraordinary items, extraordinary losses, and net income, as follows:

                                        Three Months Ended    Three Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Income before extraordinary items           $  388,000            $  354,000
Extraordinary losses                        $  (11,000)           $    -0-
Net income                                  $  377,000            $  354,000

Interest income on mortgage loans to affiliates decreased (2002 - $699,000, 2001
- $758,000) and interest expense on underlying mortgages decreased (2002 - $354,000, 2001 - $486,000) as a result of a) the sale of one mortgage in 2002 which had an underlying mortgage and b) the sale of four mortgages in 2001 which had underlying mortgages. The decrease was partially offset by an increase in interest income and interest expense related to two mortgage loans purchased in December 2001 which have underlying mortgages.

Management fees decreased (2002 - $52,000, 2001 - $555,000) primarily due to a $442,900 incentive fee earned during the quarter ended September 30, 2001.

Transaction and other fees from affiliated limited partnerships were as follows:

                                        Three Months Ended    Three Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
                                            $    98,000            $    -0-

Transaction fees are earned by the Company in connection with sales of partnership properties and the Company sold more partnership properties during the third quarter 2002 compared to the third quarter 2001.

Interest income on residual interests (2002 - $1,093,000, 2001 - $765,000) and interest expense on the related notes payable (2002 - $691,000, 2001 - $611,000) increased from 2001 to 2002 as DVL completed the acquisitions in March 2001 and August 2001.

                                        Three Months Ended    Three Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Net rental income from others                $  194,000           $  190,000
Gross rental income from others              $  615,000           $  540,000

The increase in gross rents was offset by an increase in the allowance for bad debts of $45,000 relating to receivables from a major tenant. The Company has been reserving $15,000 per month as a result of the tenant being unable to pay full rent. The tenant is obligated to pay $117,120 per month but has been paying $87,120 per month. The difference of $30,000 per month has not been forgiven but has been deferred pending the tenants efforts at a recapitalization of its company. The tenant continues to occupy its space.

General and administrative expenses decreased to $354,000 in 2002 from $374,000 in 2001. The primary reasons for the decrease were lower salaries and employee related cost.

The asset servicing fee due from the Company to NPO increased (2002 - $164,000, 2001 - $161,000) pursuant to its terms due to an increase in the consumer price index.

Legal and professional fees increased (2002 - $76,000, 2001 - $56,000) primarily as a result of higher accounting fees.

Interest expense on the litigation settlement notes ("Notes") decreased (2002 - $68,000, 2001 - $119,000) as a result of redeeming Notes during 2001 and 2002 as well as exchanging Notes for Common Stock in December 2001.

Interest expense to affiliates decreased (2002 - $73,000, 2001 - $89,000) because the interest bearing amount due to affiliates was reduced.

Interest expense relating to other debts increased (2002 - $157,000, 2001 - $146,000) primarily due to the Company borrowing approximately $3,968,000 to purchase real estate in August 2002.

In 2001 the Company accrued $40,000 for alternative minimum taxes and in 2002 recognized $86,000 in tax benefits relating to the elimination of the alternative minimum tax for 2001. In 2002 and 2001 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets utilized during the quarter.

Extraordinary losses of $11,000 in 2002 resulted from redeeming Notes at face value which were carried at a discount.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended September 30, 2001

DVL had income before extraordinary items, extraordinary gains (losses), and net income as follows:

                                        Nine Months Ended     Nine Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Income before extraordinary items           $1,381,000            $  842,000
Extraordinary gains (losses)                $  (71,000)           $   14,000
Net income                                  $1,310,000            $  856,000

Interest income on mortgage loans to affiliates decreased (2002 - $2,203,000, 2001 - $2,392,000) and interest expense on underlying mortgages decreased (2002
- $1,236,000, 2001 - $1,555,000) as a result of a) the sale of one mortgage in 2002 which had an underlying mortgage and b) the sale of four mortgages in 2001 which had underlying mortgages. The decreases in interest income on mortgage loans and interest expense on underlying mortgages were partially offset by increases related to two mortgage loans purchased in December 2001 which have underlying mortgages.

Gain on satisfaction of mortgage loans were as follows:

                                        Nine Months Ended     Nine Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
                                            $    252,000          $  327,000

The gains in 2002 and 2001 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Management fees decreased (2002 - $206,000, 2001 - $761,000) primarily from the Company earning a $442,900 incentive fee during the nine months ended September 30, 2001.

Transaction and other fees from affiliated limited partnerships were as follows:

                                        Nine Months Ended     Nine Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
                                            $    167,000          $  205,000

Transaction fees were earned by the Company in connection with the sales of partnership properties and the Company sold fewer partnership properties during 2002 compared to 2001.

Interest income on residual interests (2002 - $3,269,000, 2001 - $1,548,000) and interest expense on the related notes payable (2002 - $2,079,000, 2001 - $1,133,000) increased from 2001 to 2002 as DVL completed the acquisitions in March 2001 and August 2001.

                                        Nine Months Ended     Nine Months Ended
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Net rental income from others               $    522,000          $    561,000
Gross rental income from others             $  1,772,000          $  1,568,000

The decrease in net rental income was primarily the result of an increase in the allowance for bad debts of $120,000 relating to receivables from a major tenant. The increase in the allowance for bad debts was partially offset by higher gross rents. The Company has been reserving $15,000 per month as a result of the tenant being unable to pay full rent. The tenant is obligated to pay $117,120 per month but has been paying $87,120 per month. The difference of $30,000 per month has not been forgiven but has been deferred pending the tenants efforts at a recapitalization of its company. The tenant continues to occupy its space.

General and administrative expenses increased to $1,113,000 in 2002 from $1,052,000 in 2001. The primary reasons for the increase were greater salaries, employee benefit costs and consulting costs.

The asset servicing fee due from the Company to NPO increased (2002 - $489,000, 2001 - $479,000) pursuant to its terms due to an increase in the consumer price index.

Legal and professional fees increased (2002 - $272,000, 2001 - $209,000) as a result of the issuance of stock valued at $32,000 for services rendered to the Company, legal fees relating to the preparation of proxy materials, and higher accounting fees.

Interest expense on the Notes decreased (2002 - $230,000, 2001 - $362,000) as a result of redeeming notes during 2001 and 2002 as well as exchanging Notes for Common Stock in December 2001.

Interest expense to affiliates decreased (2002 - $217,000, 2001 - $266,000) because the interest bearing amount due to affiliates was reduced.

Interest expense relating to other debts decreased (2002 - $420,000, 2001 - $445,000) primarily due to decreases in interest rates on floating rate loans and repayments of principal. The reductions in interest expense were partially offset by new borrowings. The Company borrowed approximately $3,968,000 in August 2002 to finance the purchase of real estate.

In 2001 the Company accrued $40,000 for alternative minimum taxes and in 2002 recognized $86,000 in tax benefits relating to the elimination of the alternative minimum tax for 2001. In 2002 the Company recognized $380,000 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. In 2001 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets utilized during the nine months ended September 30, 2001.

Extraordinary losses of $71,000 in 2002 resulted from redeeming Notes at face value which were carried at a discount. Extraordinary gains of $14,000 in 2001 resulted from redeeming Notes at less than carrying value.

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

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least September 2003. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

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
    on the notes*

    *Final payment on the notes payable expected 2016 related to the Receivables
     II-A transaction and 2018 for the Receivables II-B transaction.

     The Company believes it will receive significant cash flow after final payment of the notes payable.

ACQUISITIONS AND FINANCINGS

Loans which are scheduled to become due through 2008 are as follows:

                                                                    Outstanding
                                                     Original        Principal
                                                       Loan          Balance at      Due
Purpose                    Creditor                   Amount          09/30/02       Date
-------                    --------                  --------       -----------      ----
Repurchase of Notes
Issued by the Company    Blackacre(1)              $ 1,560,000      $ 2,021,427    09/30/03

Purchase of Mortgages    Unaffiliated Bank(2)(3)   $ 1,000,000      $   685,000    05/01/06

Purchase of a Mortgage
and Refinancing of
Existing Mortgages       Unaffiliated Bank(2)(3)   $ 1,450,000      $   891,000    04/01/05

Purchase of Real Estate
Assets                   Unaffiliated Bank(4)      $ 4,500,000      $ 4,500,000    09/01/04

Purchase of Mortgages    Unaffiliated Bank(5)(2)   $   400,000      $   366,000    05/01/06

Purchase of Building     Unaffiliated Bank(6)(7)   $ 2,667,542      $ 2,667,542    06/30/08

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal.
(2)  This loan self-amortizes.
(3)  Interest rate is prime plus 1.5% per annum.
(4)  Interest rate is 8.25% per annum.  Monthly payments are interest only.
(5)  Interest rate is 8.25% per annum.
(6) Interest rate is 7.5% per annum with a balloon payment due June 30,2008 of $2,284,542.
(7) The Company through its wholly-owned subsidiary, Delbrook Holding, LLC purchased an 89,000 square foot building in Kearny, NJ, currently leased to K-Mart Stores, Inc. ("K-Mart") for $4,303,000 including costs and the assumption of $2,667,542 in debt. The lease requires K-Mart to pay
     $30,353.33 per month plus all operating and structural costs of the building.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                        Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(A)      Exhibits:  99.1 Chief Executive Officer and Chief Financial
                    Officer Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
                    Sarbanes-Oxley Act of 2002

(B) There were no reports of Form 8-K filed during the three months ended September 30, 2002

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

                                      DVL, INC.


                                      By:  /s/ Jay Thailer
                                           -----------------------------
                                           Jay Thailer, Executive Vice
                                           President and Chief Financial
                                           Officer


November 13, 2002




                                    CERTIFICATIONS

I, Alan E.  Casnoff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DVL, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Alan E.Casnoff
-----------------------
Alan E. Casnoff
Chief Executive Officer
November 13, 2002


                                    CERTIFICATIONS

I, Jay Thailer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DVL, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15b-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Jay Thailer
-----------------------
Jay Thailer
Chief Financial Officer
November 13, 2002

                                 EXHIBIT INDEX

Exhibit   Description
-------   ----------------------------------------------------------------------

99.1 Chief Executive Officer and Chief Financial Officer Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
          Section 906 of Sarbanes-Oxley Act of 2002