Form 10-K
period 2002-12-31
DVL INC /DE/
filed 2003-03-31
CIK 215639

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to
                               -------------    -------------
Commission File No. 1-8356


                                    DVL, INC.
           Exact name of Registrant as specified in its charter)


            Delaware                                    13-2892858
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


70 East 55th Street, 7th Floor, New York                  10022
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (212) 350-9900

         Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
      Title of Each Class                      on Which Registered
-----------------------------                 ---------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes            No   X
                                          -----         -----

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of March 25, 2003 was $2,638,140.

The number of shares outstanding of Common Stock of the Registrant as of March 25, 2003 was 21,713,563.

                                    DVL, INC.

              INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                  THE SECURITIES AND EXCHANGE COMMISSION
                       YEAR ENDED DECEMBER 31, 2002

                            ITEMS IN FORM 10-K

                            ------------------

                                                                       Page
                                                                       ----
                                  PART I

Item  1.  Business                                                      1
Item  2.  Properties                                                    8
Item  3.  Legal Proceedings                                             8
Item  4.  Submission of Matters to a Vote of Security Holders           8


                                     PART II

Item  5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                          9
Item  6.  Selected Consolidated Financial Data                         10
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12

Item  7A. Quantitative and Qualitative Disclosures About
           Market Risk                                                 24
Item  8.  Financial Statements and Supplementary Data                  25
Item  9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                         26


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant           26
Item 11.  Executive Compensation                                       28
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters             31
Item 13.  Certain Relationships and Related Transactions               40
Item 14.  Controls and Procedures                                      43

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                44

                                 PART I

     This 2002 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financings, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

ITEM 1.  BUSINESS.

OVERVIEW

     DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in the ownership of residual interests in securitized portfolios, and the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which the Company serves as general partner (each an "Affiliated Limited Partnership"). In addition, the Company performs real estate asset management and administrative services.

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

    DVL is the general partner of approximately 64 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 2.5 million square feet. A majority of the properties are subject to long-term triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The Company, for numerous reasons detailed in Critical Accounting Policies, does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and limited partner interest nor does DVL account for such interests on the equity method. The Company also performs real estate and partnership management services for these partnerships.

     The mortgage loans held by the Company are primarily "wrap-around" mortgage loans which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders. These underlying loans self-liquidate from the base rents payable by the tenants over the primary term of their leases. The majority of the mortgage payments from the Affiliated Limited Partnerships are used to pay the underlying mortgage holders required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships' percentage rent income as additional debt service. The Company's other principal assets include (a) real estate interests held for development,
(b) a long term leasehold interest in a commercial property, and (c) limited partnership interests in certain Affiliated Limited Partnerships.

     The Company derives the majority of its income from (a) residual interests in securitized receivables portfolios, (b) wrap-around mortgages (as a result of the difference in the effective interest rates between the wrap around mortgage and the underlying mortgages), (c) percentage rents received from various tenants of the Affiliated Limited Partnerships, (d) rentals received as a result of its real estate holdings (e) long-term leasehold interests, (f) fees received as General Partner of the Affiliated Limited Partnerships (including disposition and management fees), (g) distributions received as a limited partner in the Affiliated Limited Partnerships, and (h) fees from management contracts.

     As of December 31, 2002, the Company had net operating loss carry-forwards ("NOLS") aggregating approximately $52 million, which expire in various years through 2019, including $45 million which expire through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests will utilize significant NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

     DVL believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through March 2004. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See Management Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio,(ii) obtain additional investments and (iii) expand through the acquisition of one or more companies to generate additional income and cash flow. The Company anticipates that it would finance any possible future acquisition through new borrowing or the issuance of its common or preferred stock. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, committments or agreements with respect to any acquisitions.

     Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without the prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code. See Changes in Control in Item 12 for a more detailed discussion.

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

     The Company purchased its interests for an aggregate purchase price of approximately $35,791,000, including costs of approximately $1,366,000 which included the issuance of warrants, valued at $136,000, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900,000. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425,000. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443,000 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2002 was $3,342,000. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through December 31, 2002, the residual interests in securitized portfolios and the notes payable were decreased by approximately $532,000 as a result of purchase price adjustments.

     The following table reconciles the initial purchase price with the carrying value at December 31, 2002:

Initial purchase price             $ 35,791,000
Adjustments to purchase price          (532,000)
Principal payments                      (41,000)
Accretion                               893,000
                                   ------------
                                   $ 36,111,000
                                   ============

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                  Minimum       Maximum
      -----                  -------       -------
   2002 to 2009            $  743,000    $  880,000
   2010 to final payment   $1,050,000    $1,150,000
     on notes payable*

   * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

     MORTGAGE LOANS

     The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships secured by the types of properties discussed above. Most of the loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loan over the primary term of the related lease. The Company builds equity in the mortgage loans over time as the principal balance of such underlying mortgage loans are amortized. At December 31, 2002, the Company had investments in 32 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $31,222,000 (prior to the allowance for loan losses of approximately $2,870,000). These mortgage loan receivables are subject to underlying mortgage obligations of $19,391,000.

     Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

     DVL's mortgage portfolio included 22 loans with a net carrying value of $25,627,000 as of December 31, 2002, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. These mortgage loan receivables were subject to underlying mortgage obligations of $17,046,000 as of December 31, 2002. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed two of its stores located on the properties subject to the Company's mortgages with a net carrying value of $2,427,000. However, Wal-Mart continues to pay the required rent with respect to such properties. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

     In addition to base rent, most leases also require the tenant to pay additional rent equal to a percentage of gross receipts from the tenant's operation of a property above a specified amount ("Percentage Rent"). In all cases where the partnership is entitled to receive Percentage Rent, and the Company holds the wrap-around mortgage, a portion of such rent is required to be paid to the Company as additional interest and/or additional debt service on the long-term mortgage.

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

     During 2001, DVL purchased two mortgage loans from an entity that is part of the Opportunity Fund (see "Opportunity Fund", discussed below on page 16) which are secured by real estate owned by Affiliated Limited Partnerships in which DVL is the general partner. The loans were purchased for an aggregate price of $325,000, paid in cash. In early 2002, DVL obtained bank financing of $400,000, less closing costs, secured by such loans.

     All of the Company's mortgage loans are pledged to secure the indebtedness of the Company to NPO Management, LLC ("NPO") and Blackacre Capital Group, LLC ("BCG"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. See Items 7 and 13 below for a description of certain related transactions involving NPO and BCG.

     LOAN PORTFOLIO

     The following table sets forth the number of various loans owed to the Company which are outstanding, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2002. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan.

                                                      Number    Aggregate     Allowance
                                                        of         Loan       for Loan
              Type of Loan                            Loans       Amount        Losses
              ------------                           --------   ---------     ---------
                                                            (dollars in thousands)

Long-term mortgages due from Affiliated
 Limited Partnerships                                            $ 46,801
     Less:  unearned interest (1)                                 (15,579)
                                                                 --------

      Total loans collateralized by mortgages              32      31,222     $  2,870
                                                     --------    --------     --------

Loans collateralized by limited partnership
 interests                                                 18         257          215
                                                     --------    --------     --------

Advances due from Affiliated Limited Partnerships           3         101           --
                                                     --------    --------     --------

      Total loans                                          53    $ 31,580     $  3,085
                                                     ========    ========     ========

----------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.


     INVESTMENTS IN AFFILIATED LIMITED PARTNERSHIPS

     The Company over the years has acquired various limited partnership interests in Affiliated Limited Partnerships. At December 31, 2002 and 2001 the Company's carrying value of such limited partnerships was $1,066,000 and $1,121,000, respectively.

     PARTNERSHIP AND PROPERTY MANAGEMENT

     The Company is the general partner of approximately 64 Affiliated Limited Partnerships, which the Company does not consolidate (see Overview), from which it receives management, transaction and other fees. The Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, is engaged in the management of an industrial property located in New Jersey pursuant to a master lease. This master lease permits PSC to sub-lease the property to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the entity that owns the property.

     In January 2003, the Company was advised that its largest subtenant at the PSC Property would be going out of business. The Company negotiated a lease extension with its subtenant thru June of 2003.

     In connection with the continued viability of the property, the Company is pursuing two separate strategies: (1) re-leasing of the property to various subtenants and (2) the potential sale of the property to a third party with the Company retaining a portion of such net sale proceeds. The Company is currently negotiating subleases with several potential subtenants and is negotiating an agreement with the fee owner of the property, allocating the proceeds on a sale.

Fees for Services

     In June 1998, the Company entered into a Management Services Agreement with a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre (as defined below)) under which the Company renders services for a fee. This agreement may be terminated with 30 days prior notice by either party. As compensation, the Company received the following (a) a monthly fee through November 2000, and (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. The Company received compensation under such agreement equal to $0, $442,900, and $363,000 in 2002, 2001 and 2000, respectively.

     In addition, the Company provides services for a limited partnership (whose general partner is an affiliate of NPO) to render certain accounting and administrative services. As compensation, the Company receives expense reimbursements of $4,000 per month. The Company received compensation under such agreement of $48,000 during each of 2002, 2001, and 2000.

     The Company has a property management agreement with an entity that is part of the Opportunity Fund pursuant to which DVL provides property management services. The Company received compensation under such agreement of $27,000 in each of 2002, 2001, and 2000.

    In November 1999, the Company entered into a management service agreement with an entity whose partners are affiliates of NPO to render certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are obtained. The Company recorded fees of $129,000 and $152,000 in 2002 and 2001 which included incentive fees of $53,000 and $50,000, respectively.

     REAL ESTATE HOLDINGS

     The Company currently owns the following properties:

(1) Eight industrial buildings totaling 347,000 square feet on approximately eight acres located in Kearny, NJ leased to various unrelated tenants.

(2) An 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which adjoins the property described above.

      The Company is currently pursuing a redevelopement of the Kearny properties into an integrated shopping center. In 2002, the Kearny property was designated as part of the Passaic River Redevelopment Area by the Town of Kearny.

     As a result, the Company has sued the town of Kearny claiming that the redevelopment plan is not in conformity with New Jersey law. The lawsuit is currently pending. In the event the lawsuit is unsuccessful, the redeveloper appointed by the Town will be required to acquire the Company's properties for their fair market value.

     The Company has had its properties appraised and such appraisal indicated that the value of the Company's properties are in excess of their carrying value. In the interim, the Company continues to lease the properties to multiple tenants which provides positive cash flow to the Company.

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building. The Company has entered into agreements to sell the property for $810,000 which is being carried at $413,000 at December 31, 2002.

     OPPORTUNITY FUND

     The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO ("PNM"), and Pemmil Management LLC, an affiliate of NPO ("Pemmil") and PNM (collectively the "NPO Affiliates") are parties to a certain Agreement which is called the Opportunity Agreement (the "Opportunity Agreement"). The Opportunity Agreement had a term of three years and expired April 2001. The Opportunity Agreement provided for an arrangement (the "Opportunity Fund") whereby the fund had the right of first refusal to finance the acquisition of limited partnership interests or mortgage loans to Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company was unable to pursue such business opportunity with its own funds from its reserves or available from operations, or by obtaining financing from a third party or issuing equity.

     All of the required capital contributions were to be provided by the other members. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to 20%.

     The Opportunity Agreement has now terminated. While the Opportunity Fund no longer has the right of first refusal with regard to opportunities, the Company may continue to present opportunities to the fund.

     As of March 1, 2003, the Opportunity Fund had purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired an ownership interest in a property of an Affiliated Limited Partnership. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of the mortgages owned by the Opportunity Fund. In December 2001, the Opportunity Fund also sold its ownership interest in a property located in Kearny, NJ to an entity in which certain partners are affiliates of NPO. As of March 2003 the Opportunity Fund owns four mortgages. During 2001, DVL was paid approximately $280,000 from the investments by the Opportunity Fund, of which $189,000 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund incurred in connection with the acquisition of certain mortgage loans. During 2002, DVL did not receive any payments from the investments by the Opportunity Fund.

     EMPLOYEES

     As of March 2003, the Company had 10 employees, all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good.

     SEGMENTS

     The  Company  has  two  reportable  segments;   real  estate  and  residual
interests.

     You can find information  about our business  segment  information in "Note
12. Segment Information" of our Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES.

     The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 5,600 square feet of office space. The lease for such office space is due to expire on January 31, 2008. The base rent is $215,802 per annum. A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5. MARKET FOR DVL'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 17, 2003, the last reported sale price of DVL common stock was $.16 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2002 and 2001. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2002                                     High         Low
----                                     ----         ---

Fourth Quarter ......................   $ .19       $ .09
Third Quarter .......................     .21         .12
Second Quarter ......................     .21         .13
First Quarter .......................     .24         .08



2001                                     High         Low
----                                     ----         ---

Fourth Quarter  .....................   $ .10       $ .07
Third Quarter .......................     .09         .05
Second Quarter ......................     .07         .05
First Quarter .......................     .06         .05

     At March 20, 2003, there were 3,416 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                   Consolidated Statements of Operations Data
                    (In thousands except for per share data)
                            Year Ended December 31,

                                               2002          2001         2000         1999        1998
                                             --------      -------      --------     -------     --------
Revenues
  Affiliates                                 $  4,087      $ 5,303       $ 4,812     $ 6,360     $  5,794
  Other                                         5,007        4,252         1,251       1,375          528
                                             --------      -------      --------     -------     --------

          Total                              $  9,094      $ 9,555       $ 6,063     $ 7,735     $  6,322
                                             ========      =======      ========     =======     ========


Income (loss) before extraordinary gain      $  1,462     $  2,505      $    199     $ 1,026     $   (758)
Extraordinary (loss) gain on the
 settlement of indebtedness                       (71)         361           306       1,267          202
                                             --------     --------      --------     -------     --------

         Net Income (loss)                   $  1,391     $  2,866      $    505     $ 2,293     $   (556)
                                             ========     ========      ========     =======     ========

Basic earnings (loss) per share
  Income (loss) before extraordinary gain    $    .06     $    .15      $    .01     $   .06     $   (.04)
  Extraordinary gain                              .00          .02           .02         .08          .01
                                             --------     --------      --------     -------     --------

         Net Income (loss)                   $    .06     $    .17      $    .03     $   .14     $   (.03)
                                             ========     ========      ========     =======     ========


Diluted earnings (loss) per share
  Income (loss) before extraordinary gain    $    .03     $    .03      $    .01     $   .02     $   (.04)
  Extraordinary gain                              .00          .00           .00         .02          .01
                                             --------     --------      --------     -------     --------

         Net Income (loss)                   $    .03     $    .03      $    .01     $   .04     $   (.03)
                                             ========     ========      ========     =======     ========

                         Consolidated Balance Sheet Data
                                 (In thousands)
                                As at December 31

                                         2002          2001         2000           1999         1998
                                         ----          ----         ----           ----         ----
Total assets                           $79,584       $79,690      $45,437        $41,858      $55,635
                                       =======       =======      =======        =======      =======

Notes payable - residual interests     $33,416       $35,044      $    --        $    --      $    --
                                       =======       =======      =======        =======      =======

Underlying mortgages payable           $19,391       $22,218      $26,019        $27,692      $38,644
                                       =======       =======      =======        =======      =======

Long-term debt and notes payable       $12,720       $ 8,911      $10,781        $ 5,156      $ 9,937
                                       =======       =======      =======        =======      =======
Shareholders' equity                   $12,378       $10,955      $ 7,573        $ 7,068      $ 4,775
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

     DVL believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through March 2004. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio, (ii) obtain additional investments, and (iii) expand through the acquisition of one or more companies to generate additional income. There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions. The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock.

     At December 31, 2002, the Company had net operating loss carryforwards ("NOLS") aggregating approximately $52 million, which expire in various years through 2019, including $45 million which expire through 2007. If the Company generates taxable income in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests will utilize significant NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

SIGNIFICANT EVENTS

ACQUISITION OF RESIDUAL INTERESTS IN SECURITIZED PORTFOLIOS

     During 2001, the Company, through its wholly-owned consolidated subsidiary, acquired 99.9% Class B member interests in Receivables II-A and Receivables II-B from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interests entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B solely receive the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interests for an aggregate purchase price of approximately $35,791,000, including costs of approximately $1,366,000 which included the issuance of warrants, valued at $136,000, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900,000. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425,000. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443,000 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2002 was $3,342,000. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through December 31, 2002, the residual interests in securitized portfolios and the notes payable were decreased by approximately $532,000, as a result of purchase price adjustments.

     The following table reconciles the initial purchase price with the carrying value at December 31, 2002:

Initial purchase price             $ 35,791,000
Adjustments to purchase price          (532,000)
Principal payments                      (41,000)
Accretion                               893,000
                                   ------------
                                   $ 36,111,000
                                   ============

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                  Minimum       Maximum
      -----                  -------       -------
   2002 to 2009            $  743,000    $  880,000
   2010 to final payment   $1,050,000    $1,150,000
     on notes payable*

   * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

     RECENT DEBT REDEMPTIONS

     To date, the Company has redeemed an aggregate of $1,145,000 of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes") for cash at the face value plus accrued interest of approximately $49,000. As of December 31, 2002, $384,000 has been paid and the remaining $810,000 payable is reflected as a non-interest bearing liability.

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

     Notes with an aggregate principal amount of approximately $1,951,000 remain outstanding as of December 31, 2002. The redemptions and the exchange of Notes for common stock by Blackacre (as defined below) have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the notes for shares of common stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

     BLACKACRE TRANSACTION

The Company had outstanding as of December 31, 2002 approximately $1,951,000 aggregate principal amount of 10% redeemable notes due December 31, 2005. The notes are redeemable in cash, or at the option of DVL, for common stock at a formula based upon the market price of the DVL common stock.

In an effort to reduce the potential future dilution to existing shareholders resulting from a redemption of the notes for stock, in December 2001 the Company entered into an agreement with Blackacre Bridge Capital, LLC ("Blackacre"), an affiliate of BCG and Stephen Feinberg, under which Blackacre exchanged $1,188,278 principal amount of notes for 4,753,113 shares of DVL's common stock (the "Exchange Agreement"). This represents a conversion rate of $.25 per share.

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

The transaction resulted in an extraordinary gain of $482,000 in 2001. As a result of the exchange, Blackacre and its affiliates now own approximately 25% of DVL's issued and outstanding common stock.

     NPM AND NPO TRANSACTIONS

     In September of 1996, in an effort to alleviate liquidity problems and meet certain mandatory debt repayment requirements, the Company entered into a loan transaction with NPM Capital, LLC ("NPM") pursuant to which NPM purchased certain loans from creditors of the Company. The original principal loan amount from NPM was $8,382,000 (the "Original Loan").

     Under the terms of the Original Loan, the principal balance was payable over six years with interest accruing at the rate of 10.25% per annum. In May 1999, DVL repaid all amounts due under the NPM loan.

     In connection with the transactions contemplated by the Original Loan, in March 1996, the Company and NPO, an affiliate of certain principals of NPM, entered into an Asset Servicing Agreement (the "Asset Servicing Agreement"), pursuant to which NPO is providing the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. In consideration for such services, the Company pays NPO $600,000 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions. During 2001 the agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $654,000. The Company recorded fees to NPO of $652,000, $640,000, and $623,000 under the Asset Servicing Agreement for 2002, 2001 and 2000, respectively. As of December 31, 2002 and 2001 the Company owed NPO accrued fees of $33,000 and $28,000, respectively plus other expenses of $10,000 in each year.

     In connection with the Original Loan, certain affiliates of NPM acquired an aggregate of 1,000,000 shares (the "Base Shares") of the Company's Common Stock for $200,000. The Base Shares currently represent approximately 4.6% of the outstanding Common Stock of the Company. An affiliate of NPM also acquired 100 shares of preferred stock of the Company for $1,000. The Company issued to affiliates of NPM, warrants (the "Warrants"), exercisable as of January 1999, to purchase such number of shares of Common Stock as, when added to the Base Shares, adjusted for shares of common stock subsequently issued to, or purchased in the open market by affiliates of NPM and NPO represent an aggregate of 49% of the outstanding Common Stock of the Company on a fully-diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti- dilution provisions and subject to a maximum aggregate exercise price of approximately $1,900,000. The Warrants expire on December 31, 2007. The Warrants were valued for financial statement purposes at $516,000 at the date of issuance and such value resulted in a debt discount which was amortized using the effective interest rate method. Through March 2003, no Warrants have been exercised.

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

     All of the required capital contributions were to be provided by the members other than the Company. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to 20%.

     The Opportunity Agreement has now terminated. While the fund no longer has the right of first refusal with regard to opportunities, the Company may continue to present opportunities to the fund.

     As of March 1, 2003, the Opportunity Fund had purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired an ownership interest in a property of an Affiliated Limited Partnership.

     During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of the mortgages owned by the Opportunity Fund. In December 2001, the Opportunity Fund sold its ownership interest in a property in Kearny, NJ to an entity in which certain partners are affiliates of NPO. As of March 2003, the Opportunity Fund owns four mortgages. During 2001, DVL was paid approximately $280,000 from the investments by the Opportunity Fund, of which $189,000 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund incurred in connection with the acquisition of certain mortgage loans. During 2002, DVL did not receive any payments from the investments by the Opportunity Fund.

RESULTS OF OPERATIONS

     DVL had income before extraordinary items, net income after extraordinary items, and extraordinary (losses) gains, as follows:

                                      2002             2001         2000
                                      ----             ----         ----
Income before extraordinary items  $1,462,000     $ 2,505,000    $  199,000
Extraordinary (losses) gains       $  (71,000)    $   361,000    $  306,000
Net income                         $1,391,000     $ 2,866,000    $  505,000

     Interest income on mortgage loans from affiliates decreased (2002- $2,903,000, 2001 - $3,118,000, 2000 - $3,436,000) and interest expense on underlying  mortgages  decreased (2002 - $1,648,000,  2001 - $2,029,000,  2000 -
$2,329,000), as a result of a reduction in the size of DVL's mortgage portfolio.

         Gains on satisfaction of mortgage loans were as follows:

                                2002            2001           2000
                                ----            ----           ----
                            $ 252,000      $   615,000     $  256,000

These  gains   resulted  from  the  Company   collecting  net  proceeds  on  the
satisfaction of mortgage loans that were greater than the Company's carrying value.

     Management  fees  decreased  (2002  -  $239,000,  2001 -  $804,000,  2000 -
$500,000) in 2002 from 2001 and increased in 2001 from 2000 primarily as a result of the Company earning a $442,900 incentive fee during 2001.

     Included in management fees were incentive management fees of $-0-, $442,900, and $312,500 received during 2002, 2001, and 2000, respectively, from PBD Holdings, Inc. an entity that is owned by affiliates of NPO and BCG ("PBD"). Incentive management fees are earned when properties owned by PBD are sold; therefore, the fees earned by the Company vary based on the sales proceeds. PBD currently has one parcel of land remaining.

     The Company also provided property management and administrative services for which it received fees of $239,000, $361,000 and $138,000 for 2002, 2001, and 2000, respectively, which are included in management fees. The increases in property management and administrative services from 2000 to 2001 were a result of the Company obtaining new property management contracts. The fees for 2001 included non recurring fees of $174,000.

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                2002            2001           2000
                                ----            ----           ----
                            $  293,000      $ 260,000      $  413,000

Transaction and other fees were earned in connection with the sales of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

     Interest income on residual interests (2002 - $4,373,000, 2001 - $2,802,000, 2000 - $0) and interest expense on the related notes payable (2002 - $2,771,000; 2001 - $1,840,000, 2000 - $0) arose as DVL completed the acquisitions of residual interests in March 2001 and August 2001.

Rental income from others was as follows:

                                      2002            2001            2000
                                      ----            ----            ----
Net rental income from others     $  561,000      $  720,000      $  523,000
Gross rental income from others   $2,441,000      $2,122,000      $1,899,000

     The decrease in net rental income in 2002 from 2001 was primarily the result of an increase in bad debts of $334,000 relating to write off of receivables from a major tenant. The increase in bad debts was partially offset by higher gross rents. The tenant has notified the Company that they have sold their assets. The purchaser of the inventory has agreed to the pay the Company $94,000 in rent per month plus real estate taxes and insurance from January 2003 through June 2003. The Company is seeking replacement tenants for the space that will become vacant.

     The primary reason for the increase in net rental income from 2000 to 2001 was the result of lower costs. The reduction in costs was due to a reduction in lease obligations resulting from the purchase in December 2000 of certain real estate which the Company had previously leased. The increase in net rental income was partially offset by a rent reduction granted to a tenant and greater depreciation expense due to the purchase of the real estate assets, as well as higher insurance costs.

     Distributions from investments from others decreased in 2002 from 2001 (2002 - $35,000, 2001 - $667,000) and increased in 2001 from 2000 (2001 -
$667,000; 2000 - $149,000) primarily as a result of receiving $280,000 in distributions from investments in the Opportunity Funds and $348,000 in distributions above the carrying value of other investments in 2001.

     General and administrative expenses decreased in 2002 from 2001 (2002 - $1,478,000, 2001 - $1,743,000) primarily due to decreases in consulting costs and state tax expense. Included in consulting costs in 2001 were fees related to a refinancing of certain assets. State tax expenses decreased in 2002 from 2001 due to a decrease in the Company's Delaware franchise tax, as well as a one time tax payment in 2001 of $52,000. These decreases were partially offset by higher salary and employee benefit costs.

     General and administrative expenses increased in 2001 from 2000 (2001 - $1,743,000, 2000 - $1,353,000). The primary reason for the increase in 2001 from 2000 was increased salaries and hiring costs as well as rent costs for the Company's office headquarters due to escalation charges and lower rental reimbursements.

     The asset servicing fee paid to NPO increased (2002 - $652,000, 2001 - $640,000, 2000 - $623,000) pursuant to the terms of the Asset Servicing Agreement, due to an increase in the consumer price index.

     Legal and professional fees increased in 2002 from 2001 (2002 - $371,000, 2001 - $344,000) as a result of $32,000 paid by the Company for services rendered to the Company outside the scope of the Asset Servicing Agreement by affiliates of NPO, and legal fees relating to the preparation of proxy materials.

     Legal and professional fees increased in 2001 from 2000 (2001 - $344,000, 2000 - $312,000) primarily due to expenses incurred in evaluating a potential acquisition that was not completed. The Company has not employed an in-house legal counsel since 1998; consequently, legal fees vary depending on the number and sophistication of transactions that are executed.

     Interest expense to affiliates consists primarily of interest on the accrued NPO asset servicing fees and interest on the loan from Blackacre. Interest expense to affiliates decreased (2002 - $286,000, 2001 - $389,000, 2000
- $434,000) because the interest bearing amount due to affiliates was reduced.

    Interest expense on litigation settlement Notes (2002 - $299,000, 2001 - $484,000, 2000 - $502,000) would have increased in each year from 2000 through 2002 because of compounding of interest; however, the Company's efforts to reduce the principal amount of Notes outstanding through tender offers, redemptions and the exchange of Notes for common stock by Blackacre have resulted in a decrease in the interest expense.

     Interest  expense relating to other debts increased in 2002 from 2001 (2002
- $610,000, 2001 - $551,000) due to the Company borrowing approximately $3,968,000 in August, 2002 to finance the purchase of real estate. The increase in interest expense created by the new borrowings was partially offset by decreases in interest rates on floating rate loans and repayments of principal.

    Interest  expense relating to other debts increased in 2001 from 2000. (2001
- $551,000, 2000 - $311,000). During 2000, the Company borrowed an aggregate of $6,425,000 to fund the acquisition of eight new mortgage loans, the purchase of all the land, buildings, and improvements from a limited partnership which owned seven buildings in an industrial park in New Jersey, and refinanced three existing mortgage receivables. Also, during the first quarter of 2001, the Company borrowed $200,000 to purchase a parcel of land.

     In 2001 the Company acccrued $80,000 for alternative minimum taxes and in 2002 recognized $86,000 in tax benefits relating to the elimination of the alernative minimum tax for 2001. The Company recognized $397,000 and $1,050,000 of income tax benefit in 2002 and 2001, respectively, as a result of a reduction in the valuation allowance on deferred tax assets. In 2000 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets utilized.

     Extraordinary gains in 2001 and 2000 of $525,000 and $306,000, respectively, were the result of tender offers and redemptions of Notes at less than book value of such Notes. The Company also realized extraordinary losses in 2002 and 2001 of $71,000 and $164,000, respectfully, resulting from the redemption of Notes at face value. The net extraordinary gain for 2001 was $361,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash balance was $2,373,000 at December 31, 2002, compared with $2,987,000 at December 31, 2001.

    The Company's cash flow from operations is generated principally from rental income from its leasehold interests and ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

   The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2004. The Company believes that its current liquid assets and credit resources will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company obtained an unsecured line of credit on December 15, 2002 for $500,000 with an interest rate of prime plus one percent per annum which terminates December 15, 2003. To date the Company has not drawn on the line of credit. The terms of the line of credit provide that interest shall be payable on the first day of each month.

   The Company's acquisition in 2001 of its member interest in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

    The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:


      Years                  Minimum       Maximum
      -----                  -------       -------
   2001 to 2009            $  743,000    $  880,000
   2010 to final payment    1,050,000     1,150,000
     on the notes*

   * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will receive significant cash flow after final payment of the notes payable.

ACQUISITIONS AND FINANCINGS

Loans payable which are scheduled to become due through 2008 are as follows:

                                                                  Outstanding
                                                   Original        Principal
                                                     Loan          Balance at      Due
Purpose                         Creditor            Amount       Dec. 31, 2002     Date
-------                         --------        -------------   --------------     ----

Repurchase of Notes
Issued by the Company          Blackacre(1)       $ 1,560,000     $ 2,084,053    09/30/03

Purchase of Mortgages    Unaffiliated Bank(2)(3)  $ 1,000,000     $   604,136    05/01/06

Purchase of a Mortgage
and Refinancing of
Existing Mortgages       Unaffiliated Bank(2)(3)  $ 1,450,000     $   742,363    11/30/06

Purchase of Real Estate
Assets                   Unaffiliated Bank(4)     $ 4,500,000     $ 4,500,000    09/01/04

Purchase of Mortgages    Unaffiliated Bank(5)(2)  $   400,000     $   344,266    06/01/06

Purchase of Mortgages    Unaffiliated Bank(6)(7)  $ 2,667,542     $ 2,650,110    06/30/08

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans.
(2)  This loan self-amortizes.
(3)  Interest rate is prime plus 1.5% per annum payable monthly.
(4)  Interest rate is 8.5% per annum. Monthly payments are interest only.
(5)  Interest rate is 8.25% per annum payable monthly.
(6) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,284,542.
(7) The Company through its wholly-owned subsidiary, Delbrook Holding, LLC purchased an 89,000 square foot building in Kearny, NJ, currently leased to K-Mart Stores, Inc. ("K-Mart") for $4,404,000 including costs and the assumption of $2,668,000 in debt. The lease requires K-Mart to pay $30,000 per month plus all operating and structural costs of the building.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to residual interests and allowance for losses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilties that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     RESIDUAL INTERESTS: Residual interests represent the estimated discounted cash flow of the differential of the total interest to be earned on the securitized receivables and the sum of the interest to be paid to the noteholders and the contractual servicing fee. Since these residual interests are not subject to prepayment risk they are accounted for as investments held-to-maturity and are carried at amortized cost using the effective yield method. Permanent impairments are recorded immediately through earnings. Favorable changes in future cash flows are recognized through earnings as interest over the remaining life of the retained interest.

     INCOME RECOGNITION: Interest income is recognized on the effective interest method for the residual interest and all performing loans. The Company stops accruing interest once a loan becomes non-performing. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on restructured loans are recorded as the payments are received.

     ALLOWANCE FOR LOSSES: The adequacy of the allowance for losses is determined through a quarterly review of the portfolios. Specific loss reserves are provided as required based on management's evaluation of the underlying collateral on each loan or investment.

DVL's allowance for loan losses generally is based upon the value of the collateral underlying each loan and its carrying value. Management's evaluation considers the magnitude of DVL's non-performing loan portfolio and internally generated appraisals of certain properties.

   For the Company's mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historial appraisals. Management believes, that generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalues the property as appropriate. Management evaluates and updates such appraisals, periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

     DVL does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) the ("Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements for the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments which took place in prior years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DVL has no substantial cash flow exposure due to interest rate changes for long-term debt obligations, because a majority of the long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount, acquisition of mortgage loans, or the purchase of real estate assets.

    DVL's ability to realize on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

     The table set forth below presents principal amounts and related weighted average interest rates by year of maturity for DVL's investment portfolio and debt obligations.

                                                                     There-
In Thousands             2003    2004      2005      2006    2007    after     Total
------------------------------------------------------------------------------------
ASSETS
Cash equivalents        $2,373                                               $ 2,373
  Variable rate
  Average interest rate   0.8%                                                  0.8%

LONG TERM DEBT
Fixed rate              $4,684  $6,772    $2,235   $2,754   $2,962  $ 9,616  $29,023
Average interest rate    8.97%   8.71%     7.97%    7.35%     7.35%   7.41%    9.10%

Variable rate            $ 519  $ 707      $ 127   $  -0-   $  -0-  $  -0-   $ 1,353
Average interest rate       6%      6%        6%      -0-      -0-     -0-

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         SUPPLEMENTARY DATA

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2002
                 (In Thousands Except Share and Per Share Data)

                                 1st          2nd            3rd            4th          Full
                               Quarter      Quarter        Quarter        Quarter        Year

Total Revenue               $     2,238   $     2,494    $     2,239    $     2,123   $     9,094
Total Expenses                    2,088         2,031          1,937          2,059         8,115
Income before extra-
 ordinary gain                      150           843            388             81         1,462
Extraordinary gain (loss)            --           (60)           (11)            --           (71)
Net income (loss)                   150           783            377             81         1,391
Basic earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain        $       .01   $       .04    $       .02    $       .00   $       .06
  Extraordinary gain        $       .00   $       .00    $       .00    $       .00   $       .00
  Net income (loss)         $       .01   $       .04    $       .02    $       .00   $       .06
Diluted earnings (loss)
  per share:
  Income (loss) before
  extraordinary gain        $       .00   $       .02    $       .01    $       .00   $       .03
  Extraordinary gain        $       .00   $       .00    $       .00    $       .00   $       .00
  Net income (loss)         $       .00   $       .02    $       .01    $       .00   $       .03
Weighted average
  shares outstanding:
  Basic                      21,713,563    21,713,563     21,713,563     21,713,563    21,713,563
  Diluted                    65,378,189    55,873,784     57,028,078     60,149,306    58,776,493


                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2001
                 (In Thousands Except Share and Per Share Data)

                              1st            2nd            3rd           4th           Full
                            Quarter        Quarter        Quarter       Quarter         Year

Total Revenue            $      1,546   $      2,401   $      2,436   $     3,172   $      9,555
Total Expenses                  1,474          1,985          2,082         2,479          8,020
  Income before
  extraordinary gain               72            416            354         1,663          2,505
Extraordinary gain                 14             --             --           347            361
Net income                         86            416            354         2,010          2,866
Basic earnings per
  share:
  Income before extra-
  ordinary gain          $        .01   $        .03   $        .02   $       .10   $        .15
  Extraordinary gain     $        .00   $        .00   $        .00   $       .02   $        .02
  Net income             $        .01   $        .03   $        .02   $       .12   $        .17
Diluted earnings per
  share:
  Income before extra-
  ordinary gain          $        .00   $        .00   $        .00   $       .02   $        .03
  Extraordinary gain     $        .00   $        .00   $        .00   $       .01   $        .00
  Net income             $        .00   $        .00   $        .00   $       .03   $        .03
Weighted average
  shares outstanding:
  Basic                    16,560,450     16,560,450     16,560,450    17,020,429     16,599,517
  Diluted                 163,631,850    142,389,554    107,856,352    72,820,396    124,772,115

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. The financial statements and notes thereto, together with the accountants' report thereon of Eisner, LLP, are set forth on pages F-1 through F-31, which follow. The financial statements are listed in
Item 15(a)(1) hereof.

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

           NAME                             POSITION

  Frederick E. Smithline     Chairman of the Board
  Myron Rosenberg            Director
  Alan E. Casnoff            Director, President and Chief Executive Officer
  Jay Thailer                Executive Vice President and Chief Financial
                               Officer
  Keith B. Stein             Special Purpose Director

     In addition to three directors, who have all of the powers normally granted to corporate directors, the Company has one special purpose director, who was elected in 1996 by the holder of the Company's Class A Preferred Stock. The special purpose director has no right to vote at meetings of the Board, except as to Bankruptcy Matters (as such term is defined in the Company's Certificate of Incorporation).

     B. The following is a brief account of the recent business experience of each director and executive officer and directorships held with other companies which file reports with the Securities and Exchange Commission:

      FREDERICK E. SMITHLINE (age 71) has served as Chairman of the Board of the Company since 1990 and as a director since 1982. From September 1989 to May 1996, Mr. Smithline was of counsel to the law firm of Epstein, Becker & Green, P.C., New York, New York. Mr. Smithline has been of counsel to the law firm of Fischbein, Badillo, Wagner and Harding from September 2002 to present.

     MYRON ROSENBERG (age 74) has served as a director of the Company since 1973. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. Mr. Rosenberg is currently associated with the investment banking firm of Taurus Global, LLC.

     ALAN E. CASNOFF (age 59) has served as President of the Company since November 1994, and was appointed as a director in November 2001. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1971 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since July 1999, he has been of counsel to Klehr, Harrision, Harvey, Brazenburg & Ellers ("Klehr").

     JAY THAILER (age 34) has served as Chief Financial Officer and Executive Vice President since November 2001. From August 1998 to November 2001, Mr. Thailer served as Vice President and Secretary of the Company. Mr. Thailer is a Certified Public Accountant. Prior to joining the Company in 1997, Mr. Thailer was associated with the accounting firm of Sobel & Company, C.P.A.'s, where his clients included real estate development companies.

     KEITH B. STEIN (age 45) has been a special purpose director of the Company since September 1996. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc., a specialty finance company. Mr. Stein is also Managing Partner of Crestwalk Capital Advisors, LLC, a privately held boutique Investment banking firm focused on corporate restructuring and reorganization, mergers and acquisitions advisory, as well as principal activities, in the lower end of the middle market. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein is an affiliate of NPM.

(c)  Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 2002, all
Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

     A. SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2002 and (if applicable) in 2001 and 2000: (1) the person serving as the Company's chief executive officer during 2002; (2) those other persons who were serving as executive officers as of the end of 2002 whose compensation exceeded $100,000 during 2002:

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                Long-Term
Compensation Awards                     -------------------                ---------
-------------------
                                                                           Securities
          LTIP                                         Other Annual        Underlying
    Name              Year     Salary      Bonus       Compensation        Options/SAR
    ----              ----     ------      -----       ------------        -----------
       Payouts
       -------
Alan E. Casnoff       2002   $120,000    $      --          --                 --
President and         2001    120,000       10,000          --            100,000(2)
Chief Executive       2000    120,000           --          --                 --
Officer

Jay Thailer           2002   $110,000    $  15,000          --
Executive Vice        2001    110,000       15,000          --             15,000(2)
President and Chief

Financial Officer (1)

 (1) Mr. Thailer became Executive Vice President and Chief Financial Officer of the Company on
     November 8, 2001.
 (2) Consists of options to purchase shares of Common Stock under the 1996 Stock Options Plan.

     B. OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company in 2002 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

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

     As of December 31, 2002, options to purchase 1,503,131 shares were outstanding under the Plan and 996,869 shares were available for issuance upon exercise of options which may be granted in the future.

     C.  FISCAL YEAR-END OPTION VALUES

     The following table sets forth information as to options held as of the end of 2002 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 2002. All options held by said officers at fiscal year-end were immediately exercisable.

                   Number of Securities Underlying    Value of Unexercised
                    Unexercised Options At Fiscal     In-The-Money Options
     Name                      Year End                At Fiscal Year End
     ----          -------------------------------    --------------------
Alan E.  Casnoff               475,000                     $ 13,000
Jay Thailer                     42,000                     $  3,065


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

     On each of September 17, 2000, 2001 and 2002 options to purchase 15,000 shares of Common Stock at an exercise price equal to the then market price per share were granted to each of the non-employee directors (Messrs. Rosenberg and Smithline). The options were granted under the Plan, which provides for automatic grants of options for 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vested immediately and are exercisable for a term of ten (10) years from the date of grant. The exercise price is equal to the fair market value on the date of grant.

     E.  EMPLOYMENT CONTRACTS AND ARRANGEMENTS

     The Company entered into Indemnification Agreements with all officers and directors effective upon their election as an officer or director of the Company, contractually obligating the Company to indemnify them to the fullest extent permitted by applicable law, in connection with claims arising from their service to, and activities on behalf of, the Company.

     The Company does not currently have any employment contracts in force.


     F.  BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

     During 2002, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as of March 25, 2003 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.


  Name and Address of          Amount and Nature of
   Beneficial Owner            Beneficial Ownership     Percent of Class*
  ------------------           --------------------     -----------------

Lawrence J.  Cohen               5,520,707 (1)(4)               20.8%

Milton Neustadter                3,069,222 (1)(5)               12.4%

Jay Chazanoff                    4,979,221 (2)(6)               18.8%

Ron Jacobs                       4,679,735 (2)(7)               17.9%

Stephen Simms                    4,679,735 (2)(8)               17.9%

Keith B.  Stein                  4,715,853 (3)(9)               17.9%

Robert W.  Barron                4,321,030 (3)(10)              16.6%

Adam Frieman                     4,160,517 (3)(11)              16.1%

Peter Offerman                   4,040,502 (3)(12)              15.7%

Joseph Huston                    3,997,770 (3)(13)              15.6%

Jan Sirota                       4,040,502 (3)(14)              15.7%

Neal Polan                       4,040,502 (3)(15)              15.7%

Michael Zarriello                4,040,502 (3)(16)              15.7%

Mark Mahoney                     4,028,860 (3)(17)              15.7%

The SIII Associates Limited      6,015,281 (3)(18)              21.9%
Partnership Third Addison
Park Corporation and
Gary L.  Shapiro

J.G. Wentworth, S.S.C.
   Limited Partnership           3,000,000 (19)                 12.1%
10 Presidential Boulevard
Suite 250
Bala Cynwyd, PA 19004

Stephen Feinberg                 5,406,113 (20)                 24.9%
450 Park Avenue
28th Floor
New York, NY 10022

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

(1) As described in detail below in "Changes of Control", such persons are members of the Pembroke Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 2,645,735 shares of the Company's Common Stock issuable to the members of the Pembroke Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Pembroke Group upon the exercise of Warrants. The address of each member of the Pembroke Group is c/o Lawrence J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Pembroke Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Pembroke Group.

(2) As described in detail below in "Changes of Control", such persons are members of the Millennium Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 3,401,495 shares of the Company's Common Stock issuable to the members of the Millennium Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Millennium Group upon the exercise of Warrants. The address of each member of the Millennium Group is c/o Jay Chazanoff, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Millennium Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(3) As described in detail below in "Changes of Control", such persons are members of the Florida Group (as defined in "Changes in Control" below), and said persons share dispositive power with each other as to 3,912,317 shares of the Company's Common Stock issuable to the members of the Florida Group upon the exercise of Warrants (as defined in "Changes in Control" below) by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Florida Group upon the exercise of Warrants. The address of each member of the Florida Group is c/o Keith Stein, 70 East 55th Street, Seventh Floor, New York, NY 10022.

(4) Based upon a Schedule 13D, as amended, as filed with the Securities and Exchange Commission (the "Commission") on November 18, 1999, Mr. Cohen possesses: (i) the sole power to vote 5,134,177 shares of Common Stock, which includes 4,509,389 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,874,973 shares of Common Stock, which includes 2,250,185 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 2,645,735 shares of Common Stock, which includes 2,259,204 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Cohen and 386,531 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Cohen explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(5) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Neustadter possesses: (i) the sole power to vote 810,019 shares of Common Stock, which includes 771,519 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 423,488 shares of Common Stock, which includes 384,988 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other member of the Pembroke Group to dispose of 2,645,735 shares of Common Stock, which includes 386,531 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Neustadter and 2,259,204 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Neustadter explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(6) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Chazanoff possesses: (i) the sole power to vote 2,893,810 shares of Common Stock, which includes 2,662,915 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 1,577,726 shares of Common Stock, which includes 1,310,831 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 3,401,495 shares of Common Stock, which includes 1,316,084 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Chazanoff and 2,085,410 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Chazanoff explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(7) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Jacobs possesses: (i) the sole power to vote 2,320,945 shares of Common Stock, which includes 2,018,248 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 1,278,240 shares of Common Stock, which includes 1,038,543 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 3,401,495 shares of Common Stock, which includes 1,042,705 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Jacobs and 2,358,790 shares of common stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Jacobs explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millenium Group.

(8) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Simms possesses: (i) the sole power to vote 2,320,945 shares of Common Stock, which includes 2,081,248 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 1,278,240 shares of Common Stock, which includes 1,038,543 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 3,401,495 shares of Common Stock, which includes 1,042,705 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Simms and 2,358,790 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Simms explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(9) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Stein possesses: (i) the sole power to vote 1,533,478 shares of Common Stock, which includes 1,456,971 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 803,535 shares of Common Stock, which includes 727,029 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 729,942 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 3,182,375 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(10) To the Company's knowledge, Mr. Barron possesses: (i) the sole power to vote 781,795 shares of Common Stock, which includes 744,675 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 408,713 shares of Common Stock, which includes 371,593 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 373,082 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Barron and 3,539,235 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(11) To the Company's knowledge, Mr. Frieman possesses: (i) the sole power to vote 485,707 shares of Common Stock, which includes 474,065 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 248,200 shares of Common Stock, which includes 236,558 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 237,507 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Frieman and 3,674,810 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(12) To the Company's knowledge, Mr. Offerman possesses: (i) the sole power to vote 245,196 shares of Common Stock, which includes 233,554 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 128,185 shares of Common Stock, which includes 116,543 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 117,011 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Offerman and 3,795,306 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(13) To the Company's knowledge, Mr. Huston possesses: (i) the sole power to vote 163,457 shares of Common Stock, which includes 155,696 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 85,453 shares of Common Stock, which includes 77,692 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 78,004 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Huston and 3,834,313 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(14) To the Company's knowledge, Mr. Sirota possesses: (i) the sole power to vote 245,196 shares of Common Stock, which includes 233,554 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 128,185 shares of Common Stock, which includes 116,543 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 117,011 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Sirota and 3,795,306 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(15) To the Company's knowledge, Mr. Polan possesses: (i) the sole power to vote 245,196 shares of Common Stock, which includes 233,554 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 128,185 shares of Common Stock, which includes 116,543 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 117,011 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Polan and 3,795,306 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(16) To the Company's knowledge, Mr. Zarriello possesses: (i) the sole power to vote 245,196 shares of Common Stock, which includes 233,554 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 128,185 shares of Common Stock, which includes 116,543 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 117,011 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Zarriello and 3,795,306 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(17) To the Company's knowledge, Mr. Mahoney possesses: (i) the sole power to vote 233,554 shares of Common Stock, which includes 233,554 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 116,543 shares of Common Stock, which includes 116,543 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 116,543 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Mahoney and 3,795,774 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(18) To the Company's knowledge, the SIII Associates Limited Partnership possesses: (i) the sole power to vote 4,011,694 shares of Common Stock, which includes 3,809,840 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,102,964 shares of Common Stock, which includes 1,901,110 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 1,908,730 shares of Common Stock issuable upon the exercise of Warrants held by the SIII Associates Limited Partnership and 2,003,587 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Third Addison Park Corporation is the general partner of the SIII Associates Limited Partnership, and Gary L. Shapiro is the chief executive officer of Third Addison Park Corporation.

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

B.  SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information as of December 31, 2002 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (5 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

    Name of                  Amount and Nature of          Percentage
Beneficial Owner             Beneficial Ownership           of Class
----------------             --------------------          -----------
Alan E.  Casnoff                   685,000 (2)                 3.1%
Jay Thailer                         64,000 (3)                   **
Myron Rosenberg                    378,854 (4)                 1.7%
Frederick E.  Smithline            191,550 (5)                   **
Keith B.  Stein                  4,715,853 (6)                17.9%
All current directors
and executive officers
as a group (5 persons)           6,035,257 (7)                25.3%

         * In each instance where a named individual is listed as the holder of a currently exercisable option or warrant, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage owned by such person, but not for the purpose of computing the percentage owned by any other person, except the group referred to in note 7. An option or warrant is deemed to be currently exercisable if it may be exercised within 60 days.

         ** Less than 1%

(1) Messrs. Casnoff and Thailer are executive officers of the Company. Messrs. Rosenberg, and Smithline are the regular directors Mr. Casnoff was appointed as a director in 2001 and Mr. Stein is the special purpose director.

(2) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 26,000 shares owned by a corporation partially owned and controlled by Mr. Casnoff, and 475,000 shares which may be acquired upon the exercise of currently exercisable options.

(3) Represents 42,000 shares which may be acquired upon the exercise of currently exercisable options and 22,000 shares held by Mr. Thailer and his wife as joint tenants.

(4) Includes 4,300 shares held by Mr. Rosenberg's wife, as to which shares he disclaims beneficial ownership, and 90,000 shares which may be acquired upon the exercise of currently exercisable options.

(5) Includes 550 shares held by Mr. Smithline and his brother as tenants-in-common as to which Mr. Smithline disclaims beneficial ownership. Also includes 90,000 shares which may be acquired upon the exercise of currently exercisable options.

(6) Based upon a Schedule 13D, as amended, as filed with the Commission on November 18, 1999, Mr. Stein possesses: (i) the sole power to vote 1,533,478 shares of Common Stock, which includes 1,456,971 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock;
(iii) the sole power to dispose of 803,535 shares of Common Stock, which includes 727,029 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 3,912,317 shares of Common Stock, which includes 729,942 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 3,182,375 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(7) Number of shares and percentage owned includes 2,136,483 shares which may be acquired through exercise of currently exercisable options and Warrants held by certain of the named persons. The number of outstanding shares for the purpose of computation of percentage of ownership by the group includes such shares.

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

     In connection with the Original Loan by NPM in September 1996, the Company issued to, or for the benefit of, the members of the Florida Group (who are affiliates of NPM) and the Pembroke and Millennium Groups (who are affiliates of NPM and NPO), Warrants to purchase such number of shares of Common Stock as, when added to the 1,000,000 shares issued to the members of the Holder Groups contemporaneously with the Warrants, represent rights to acquire up to 49% of the outstanding Common Stock on a fully diluted basis. In accordance with their terms, the Warrants were originally exercisable commencing January 1999 and expire after December 31, 2007. Pursuant to a stockholders agreement (the "Agreement") entered into among each of the parties that acquired the Warrants (each, a "Holder"), such parties agreed, among other things, that the Warrants could not be exercised until September 27, 1999. If and at such time as any or all of the Warrants are exercised, it is possible that a "change in control" of the Company, within the meaning of applicable rules and regulations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), may be deemed to occur, depending upon the extent of exercise.

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

                      Equity Compensation Plan Information

                        Number of securities    Weighted average     Number of
                          to be issued upon    exercise price of     remaining
                        exercise of outstand-   outstanding op-      available
                        ing options warrants     tions warrants      for future
    Plan Category            and rights            and rights         issuance
    -------------       ---------------------  -----------------     ----------
                                (a) (b) (c)

Equity compensation
approved by security
holders                      1,503,131               $.17             996,869

Equity compensation
plans not approved by
security holders                 -0-                  -0-               -0-
                             ---------               ----             -------

Total                        1,503,131               $.17             996,869
                             =========               ====             =======

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     BLACKACRE TRANSACTION

In an effort to reduce the potential future dilution to existing shareholders resulting from a redemption of the Notes for stock, in December 2001, the Company entered into the Exchange Agreement with Blackacre, an affiliate of BCG and Stephen Feinberg under which Blackacre exchanged $1,188,278 principal amount of notes for 4,753,113 shares of DVL's common stock. This represents a conversion rate of $.25 per share.

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

The transaction resulted in an extraordinary gain of $482,000. As a result of the exchange, Blackacre and its affiliates beneficially now own approximately 25% of DVL's issued and outstanding common stock.

            NPM AND NPO TRANSACTIONS

     The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382,000; (ii) 1,000,000 shares of Common Stock (representing 4.6% of the Common Stock now outstanding) were issued to, and purchased by, the Holders (see Item 12(C) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) Warrants to purchase additional shares of Common Stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the Holders; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an Asset Servicing Agreement dated March 27, 1996. In consideration for such services, the Company pays NPO $600,000 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions.

During 2001 the agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $654,000. The Company paid to NPO $652,000 and $1,038,000 plus other expenses of $10,000 in 2002 and 2001 respectively. As of December 31, 2002 and 2001 the Company had accrued service fees payable to NPO of $33,000 and $28,000 respectively. During 2002, 2001 and 2000 the Company provided office space under the Asset Servicing Agreement to NPO, consisting of 228 square feet of the Company's New York location. The allocated cost for such space was $9,000, 10,000 and 9,000, respectively.

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

     Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives the following (a) a monthly fee through November 2000, and (b) after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions, an amount of cash equal to 25% of the profits, as defined in the agreement. For 2002 and 2001 the Company received compensation under such agreement equal to $-0- and $442,900, respectively.

     The Company has received fees pursuant to a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. As compensation, the Company receives expense reimbursements of $4,000 per month. The Company received aggregate compensation under such agreement of $48,000 for 2002 and 2001.

     The Company received fees from an entity that is part of the Opportunity Fund in consideration for the Company providing property management services. For 2002 and 2001, the Company received compensation equal to $27,000 and $27,000, respectively, under such arrangement.

    The Company has received fees from an entity whose partners, Messrs. Cohen, Chazanoff, Simms and Jacobs, are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2,000, a monthly deferred fee of $6,500 and an annual incentive fee if certain levels of profitability are obtained. The Company recorded fees of $154,000 and $152,000 in 2002 and 2001, respectively, which included incentive fees of $52,000 and $50,000, respectively.

      The Millenium Group, an affiliate of NPO, received approximately $37,000 and $67,000 for 2002 and 2001, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2002 and 2001 the Company paid or accrued fees of $108,000 and $150,000 to the Millenium Group and $-0- and $205,000 to the Pembroke Group (another affiliate of NPO), respectively, and in 2002 issued a total of 400,000 shares of Common Stock, valued at $32,000, to the Pembroke Group and the Millenium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

     In connection with sales of property owned by Affiliated Limited Partnerships a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $37,376 and $86,453 from various Affiliated Limited Partnerships in 2002 and 2001, respectively.

     The law firm of Klehr, Harrison, Harvey, Brazenburg, & Ellers ("Klehr"), Philadelphia, Pennsylvania, of which Alan E. Casnoff, a director of the Company, is of counsel, has acted as counsel to the Company since July, 1999. Legal fees for services rendered by Klehr to the Company during the fiscal year ended did not exceed 5% of the revenues of such firm for its most recent fiscal year.

     In connection with the acquisitions of residual interests, affiliates of NPO and the special director of the Company will be paid investment banking fees of $900,000 for their services including the origination, negotiation and structuring of the transactions. As of December 31, 2002 $540,000 of the fee is outstanding. The fee was calculated as approximately 2% of the expected cash flow to be received over the life of the assets. The total fees will be payable without interest, over a period of 30 months, which commenced January 1, 2002, from a portion of the monthly cash flow generated by the acquisitions. The affiliates of NPO are Lawrence J. Cohen and Jay Chazanoff, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock and Keith B. Stein who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and the special purpose director of the Company.

     OPPORTUNITY FUND

     The Company, Blackacre, PNM, and Pemmil were parties to the Opportunity Agreement. The Opportunity Agreement had a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provided for an Opportunity Fund whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, is unable to pursue such business opportunity with its own funds from its reserves or available from operations, or by obtaining financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund has a right of first refusal to finance such Opportunity.

     PNM and Pemmil are owned and controlled by members of the Pembroke Group and the Millenium Group.

     All of the required capital contributions were to be provided by the other members. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to 20%.

     The Opportunity Agreement has now terminated. While the Opportunity Fund no longer has the right of first refusal with regard to opportunities, the Company may continue to present opportunities to the fund.

     As of March 2003, the Opportunity Fund had purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired the property of an Affiliated Limited Partnership. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund. In December 2001, the Opportunity Fund also sold its property located in Kearny, NJ to an entity in which certain partners are affiliates of NPO. During 2001, a newly formed, wholly- owned subsidiary of DVL purchased two of the mortgages owned by the Opportunity Fund. As of March 2003, the Opportunity Fund owns four mortgages. During 2001, DVL was paid approximately $280,000 from the investments by the Opportunity Fund, of which $189,000 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund incurred in connection with the acquisition of certain mortgage loans. During 2002, DVL did not receive any payments from the investments by the Opportunity Fund.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                 PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                 Item 8

                                                               Page No.
                                                               --------

          Independent Auditors' Report                          F - 1

          Consolidated Balance Sheets -
          December 31, 2002 and 2001                            F - 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 2002                               F - 4

          Consolidated Statements of Shareholders'
          Equity for each of the years in the three
          year period ended December 31, 2002                   F - 6

          Consolidated Statements of Cash Flows for
          each of the years in the three year period
          ended December 31, 2002                               F - 7

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

    10.   MATERIAL CONTRACTS.


    10.1 Stipulation of Settlement of IN RE KENBEE LIMITED PARTNERSHIP LITIGATION dated August 12, 1992. (Incorporated by reference to
          Exhibit 10(b)(25) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.2 Stipulation of Partial Settlement and Order in IN RE DEL-VAL FINANCIAL CORPORATION SECURITIES LITIGATION Master File #MDL872. (Incorporated by reference to Exhibit 10(b)(28) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.3 Asset Servicing Agreement between DVL, PSC, Kenbee Realty and NPO dated as of March 27, 1996. (Incorporated by reference to Exhibit 10(b)(34) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

    10.4 Asset Servicing Agreement between DVL and NPO. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit C.)

    10.5 Stock Purchase Agreement between DVL and NPM. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit D.)

    10.6 Securities Purchase Agreement between DVL and NPM. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit E.)

    10.7 Common Stock Warrant issued by DVL to NPO. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit F.)

 +  10.8  DVL 1996 Stock Option Plan.  (Incorporated by Reference to DVL's Proxy
          Statement dated July 31, 1996 - Exhibit K.)

 +  10.9  Amendment  to DVL 1996 Stock Option Plan  effective  February 1, 2000.
          (Incorporated by reference to DVL's Form 10-K for fiscal year ended December 31, 1999.)

    10.10 Promissory Note dated as of October 20, 1997, in the original principal amount of $1,760,000 from DVL to Blackacre. (Incorpo- rated by reference to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

    10.11 Subordination Agreement, dated as of October 20, 1997, among DVL, Blackacre, NPM and NPO. (Incorporated by reference to Exhibit 10.3 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

    10.12 Agreement Among Members dated April 10, 1998, by and among Black-acre, PNM, Pem Mil, and DVL. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

    10.13 Management Services Agreement dated June 1, 1998, by and between DVL and PBD Holdings, LP ("PBD"). (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

    10.14 Loan Agreement, Promissory Note and Pledge, Collateral Assignment and Security Agreement, each dated as of March, 2000, each relat- ing to a loan from Pennsylvania Business Bank to DVL in the orig- inal principal amount of $1,000,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended June 30, 2000.)

    10.15 Term Loan Note and Term Loan Agreement, each dated as of March, 2000, each relating to a loan from Bankphiladelphia to DVL in the original principal amount of $1,450,000. (Incorpor- ated by reference to DVL's Form 10-Q for the quarter ended
           June 30, 2000.)

    10.16 First Amendment to Loan Agreement, Pledge Agreement, Promissory Note and Other Documents dated August 2000, relating to a loan from Pennsylvania Business Bank to DVL, Inc. in the original principal amount of $1,000,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended September 30, 2000.)

    10.17 Mortgage Assignment Agreement dated August 2000, relating to an assignment and sale of two mortgage loans from Rumson Mortgage Holdings, LLC to DVL, Inc. for a total sale price of $900,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended September 30, 2000.)

    10.18 Note in the original principal amount of $200,000, dated August 2000, relating to the sale of two mortgage loans from Rumson Mortgage Holdings, LLC to DVL, Inc. (Incorporated by reference to DVL's Form 10-Q for the quarter ended
           September 30, 2000.)

    10.19 Agreement of Purchase and Sale, dated as of October 2, 2000, relating to the purchase of real estate assets by Del Toch, LLC from Passaic Avenue South Associates. (Incorporated by reference to DVL's Form 10-K filed for the fiscal year ended
           December 31, 2000.)

    10.20 Agreement of Purchase and Sale, dated as of October 12, 2000, relating to the purchase of land by Delborne Land Company, LLC from Mcany of Kearny, Inc. (Incorporated by reference to DVL's Form 10-K filed for the fiscal year ended December 31, 2000.)

  * 10.21 Waiver of Event of Default and Agreement regarding demand and payment of fees dated March 2001 by NPO.

    10.22 Purchase Agreement, dated April 27, 2001, by and among J.G. Wentworth Receivables II LLC, Receivables II-A LLC, Receivables II-A Holding Company, LLC, J.G. Wentworth S.S.C., Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holdings, Inc., and DVL, Inc. for the purchase of residual interests in securitized portfolios. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.23 Non-negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $22,073,270 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.24 Non-negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $3,252,730 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.25  Guaranty and Surety  Agreement  dated April 27, 2001 by and from DVL,
           Inc.  in  favor  or  J.G.  Wentworth  S.S.C.,   Limited  Partnership.
           (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.26 Common Stock Warrant dated April 27, 2001. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

    10.27 Purchase Agreement, dated as of August 20, 2001, by and among J.G. Wentworth Receivables II LLC, Receivables II-B LLC, Receivables II-B Holding Company LLC, J.G. Wentworth S.S.C. Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holding, Inc. and DVL, Inc. for the purchase of residual interests in securitized portfolios. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.28 Non-Negotiable, Secured Purchase Money Promissory Note dated as of August 15, 2001 in the original principal amount of $7,931,560.00 payable to the order of J.G. Wentworth S.S.C. Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.29 Non-Negotiable, Secured Purchase Money Promissary Note dated as of August 15, 2001 in the original principal amount of $1,168,440.00 payable to the order of J.G. Wentworth S.S.C. Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.30 Guaranty & Surety Agreement dated as of August 20, 2001 by and from DVL, Inc. in favor of J.G. Wentworth S.S.C. Limited Partnership. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.31 Pledge Agreement, dated as of August 20, 2001 by S2 Holdings, Inc. for the benefit of J.G. Wentworth S.S.C. Limited Partnership. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.32 Common Stock Warrant dated as of August 15, 2001. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

    10.33 Exchange Agreement, dated as of December 28, 2001, by and between DVL, Inc. and Blackacre Bridge Capital, L.L.C. (Incorporated by reference to DVL's Form 8-K dated January 11, 2002.)

     21.  SUBSIDIARIES OF DVL.

          The Company's only significant subsidiaries are Professional Service Corporation (a Delaware Corporation), Del Toch, LLC (a Delaware Limited Liability Corporation), Delborne Land Company, LLC (a Delaware Limited Liability Corporation), S2 Holdings, Inc. (a Delaware Holding Company), DVL Mortgage Holdings, LLC (a Delaware Limited Liability Corporation), Receivables II-A, LLC (a Nevada Limited Liability
          Corporation), Receivables II-B,LLC (a Nevada Limited Liability Corporation), Delbrook Holdings, LLC (a Delaware Limited Liability Corporation)

    99.1 Chief Executive Officer and Chief Financial Officer Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

       + Management Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15C of Form-10K


(b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DVL, INC.



Date: March 27, 2003                By: /s/ Alan E. Casnoff
                                        ---------------------------
                                        Alan E. Casnoff, President
                                        and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----


/s/ Jay Thailer
--------------------------
Jay Thailer                  Executive Vice President and     March 27, 2003
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)


/s/ Alan E. Casnoff
--------------------------
Alan E. Casnoff              Director, President and Chief    March  27, 2003
                             Executive Officer (Principal
                             Executive Officer)


/s/ Frederick E. Smithline
--------------------------
Frederick E. Smithline       Director                         March  27, 2003


/s/ Myron Rosenberg
--------------------------
Myron Rosenberg              Director                         March 27, 2003

                                    CERTIFICATIONS

I, Alan E. Casnoff, certify that:

1. I have reviewed this annual report on Form 10-K of DVL, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



/s/ Alan E.Casnoff
-----------------------
Alan E. Casnoff
Chief Executive Officer



March 27, 2003

                                    CERTIFICATIONS

I, Jay Thailer, certify that:

1. I have reviewed this annual report on Form 10-K of DVL, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Jay Thailer
------------------------
Jay Thailer
Chief Financial Officer
March 27, 2003

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



            Consolidated Financial Statements of DVL, Inc.
           and Subsidiaries and Independent Auditors Report



                                                                  Page
                                                                  ----

Independent Auditors' Report                                      F - 1

Consolidated Balance Sheets-December 31, 2002 and 2001            F - 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 2002          F - 4

Consolidated Statements of Shareholders' Equity
 for each of the years in the three year period
  ended December 31, 2002                                         F - 6

Consolidated Statements of Cash Flows for each of the
  years in the three year period ended December 31, 2002          F - 7

Notes to Consolidated Financial Statements                        F - 10

Schedule III - Real Estate and Accumulated Depreciation

Eisner, LLP
100 Campus Drive
Florham Park, New Jersey  07932



INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
DVL, Inc.
New York, New York


     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three- year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     In connection with our audits of the consolidated financial statements referred to above, we audited the accompanying financial schedule III. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

EISNER, LLP

Florham Park, New Jersey
March 6, 2003


With respect to
Note 5 Item (2)
March 12, 2003



With respect to
Note 13
March 14, 2003

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                December 31,
                                                           ---------------------
                                                              2002        2001
                                                           --------     --------
ASSETS

Residual interests in securitized portfolios               $ 36,111     $ 36,906
                                                           --------     --------

Mortgage loans receivable from affiliated limited
 partnerships (net of unearned interest of $15,579
 for 2002 and $15,908 for 2001)                              31,222       35,567

  Allowance for loan losses                                   2,870        4,095
                                                           --------     --------

  Net mortgage loans receivable                              28,352       31,472
                                                           --------     --------


Cash (including restricted cash of $177 and $215
  for 2002 and 2001 respectively)                             2,373        2,987

Investments
  Real estate at cost (net of accumulated deprecia-
    tion of $226 for 2002 and $104 for 2001)                  8,490        4,142

  Real estate lease interests                                   945        1,080

  Affiliated limited partnerships (net of allow-
   ance for losses of $538 and $540 for 2002 and
    2001 respectively)                                        1,066        1,121

Deferred income tax benefits                                  1,447        1,050

Other assets                                                    800          932
                                                           --------     --------

    Total assets                                           $ 79,584     $ 79,690
                                                           ========     ========


See notes to consolidated financial statements.








                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)



                                                               December 31,
                                                           --------------------
                                                            2002         2001
                                                           --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes Payable - residual interests                       $ 33,416    $ 35,044
  Underlying mortgages payable                               19,391      22,218
  Long-term debt - affiliates                                 2,084       1,942
  Long-term debt - other                                      8,901       5,067
  Notes payable - litigation settlement                       1,735       1,902
  Redeemed notes payable - litigation settlement                810         596
  Fees due to affiliates                                        573         928
  Security deposits, accounts payable, and accrued
    liabilities (including deferred income of $18
    for 2002 and $17 for 2001)                                  296       1,038
                                                           --------    --------

     Total liabilities                                       67,206      68,735
                                                           --------    --------

Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized -
    100 shares for 2002 and 2001, issued - 100 shares
    for 2002 and 2001                                             1           1
  Preferred stock, $.01 par value, authorized 5,000,000
    shares for 2002 and 2001, issued - 0 shares for 2002
    and 2001                                                     --          --
  Common stock, $.01 par value, authorized -
   90,000,000 shares, issued - 21,713,563 shares for
   2002 and 21,313,563 shares for 2001                          217         213
  Additional paid-in capital                                 95,785      95,757
  Deficit                                                   (83,625)    (85,016)
                                                           --------    --------

     Total shareholders' equity                              12,378      10,955
                                                           --------    --------

     Total liabilities and shareholders' equity            $ 79,584    $ 79,690
                                                           ========    ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except share and per share data)


                                                 Year Ended December 31,
                                           ----------------------------------
                                              2002        2001        2000
                                           ----------  ----------  ----------
Income from affiliates:

  Interest on mortgage loans               $    2,903  $    3,118  $    3,436
  Gain on satisfaction of mortgage loans          252         615         256
  Partnership management fees                     316         368         454
  Management fees                                 239         804         500
  Transaction and other fees from
   partnerships                                   293         260         413
  Distributions from investments                   84         138         253

Income from others:

  Interest income - residual interests          4,373       2,802          --
  Net rental income (including depreciation
   and amortization of $104 for 2002 and
   $140 for 2001, and $10 for 2000)               561         720         523
  Distributions from investments                   35         667         149
  Other income and interest                        38          63          79
                                           ----------  ----------  ----------

                                                9,094       9,555       6,063
                                           ----------  ----------  ----------

Operating expenses:

  General and administrative                    1,478       1,743       1,353
  Asset Servicing Fee - NPO Management LLC        652         640         623
  Legal and professional fees                     371         344         312
Interest expense:

  Underlying mortgages                          1,648       2,029       2,329
  Notes payable - residual interests            2,771       1,840          --
  Affiliates                                      286         389         434
  Litigation Settlement Notes                     299         484         502
  Others                                          610         551         311
                                           ----------  ----------  ----------

                                                8,115       8,020       5,864
                                           ----------  ----------  ----------

Income before income tax benefit
  and extraordinary (loss) gain                   979       1,535         199

Income tax (benefit)                             (483)       (970)         --
                                           ----------  ----------  ----------


Income before extraordinary (loss) gain         1,462       2,505         199

Extraordinary (loss) gains on the
 settlements of indebtedness                      (71)        361         306
                                           ----------  ----------  ----------

Net income                                 $    1,391  $    2,866  $      505
                                           ==========  ==========  ==========


See notes to consolidated financial statements


                                      (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except share and per share data)
                                   (continued)


                                                 Year Ended December 31,
                                       -----------------------------------------
                                           2002           2001          2000
                                       -----------   ------------   ------------
Basic earnings per share:
  Income before extraordinary (loss)
    gain                               $       .06   $        .15   $       .01
    Extraordinary (loss) gains                 .00            .02           .02
                                       -----------   ------------   -----------

      Net income                       $       .06   $        .17   $       .03
                                       ===========   ============   ===========


Diluted earnings per share:
  Income before extraordinary (loss)
    gain                               $       .03   $        .03   $       .01
  Extraordinary (loss) gain                    .00            .00           .00
                                       -----------   ------------   -----------

  Net income                           $       .03   $        .03   $       .01
                                       ===========   ============   ===========

Weighted average shares outstanding -
  basic                                 21,713,563     16,599,517    16,560,450
Effect of dilutive securities           37,062,930    108,172,598    79,777,136
                                       -----------    -----------    ----------

Weighted average shares outstanding -
  diluted                               58,776,493    124,772,115    96,337,586
                                       ===========   ============   ===========




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (in thousands except share data)

                                                                                     Additional
                                                                                      paid-in
                                               Shares  Amount     Shares    Amount    capital     Deficit     Total
                                               ------  ------   ----------  ------   ----------  ---------   -------
Balance - January 1, 2000                        100   $    1   16,560,450   $ 166     $95,288   $ (88,387)  $ 7,068

Net income                                        --       --           --      --          --         505       505
                                                ----   ------   ----------   -----     -------   ---------   -------

Balance - December 31, 2000                      100        1   16,560,450     166      95,288     (87,882)    7,573
                                                ----   ------   ----------   -----     -------   ---------   -------

Issuance of warrants in connection with
  the purchase of residual interests in
  securitized portfolios                          --       --           --      --         136          --       136

Issuance of common stock in connection with
  exchange of notes payable for stock             --       --    4,753,113      47         333          --       380

Net income                                        --       --           --      --          --       2,866     2,866
                                                ----   ------   ----------   -----     -------   ---------   -------

Balance - December 31, 2001                      100        1   21,313,563     213      95,757     (85,016)   10,955
                                                ----   ------   ----------   -----     -------   ---------   -------

Issuance of common stock as compensation
  for services received                           --       --      400,000       4          28          --        32

Net income                                        --       --           --      --          --       1,391     1,391
                                                ----   ------   ----------   -----     -------   ---------   -------

Balance - December 31, 2002                      100   $    1   21,713,563   $ 217     $95,785   $ (83,625)  $12,378
                                                ====   ======   ==========   =====     =======   =========   =======


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       2002       2001       2000
                                                     --------   --------   --------
Cash flows from operating activities:

 Income before extraordinary items                   $ 1,462   $  2,505  $    199
  Adjustments to reconcile income before extra-
   ordinary items to net cash provided by (used in)
   operating activities
   Interest income accreted on residual interests       (477)      (381)       --
   Accrued interest added to indebtedness                242        294       273
   Gain on satisfactions of mortgage loans              (252)      (615)     (256)
   Depreciation                                          127         80        10
   Amortization of unearned interest on loans
     receivable                                         (257)      (115)      (62)
   Amortization of real estate lease interests           135        135       136
   Imputed interest on notes                             300        484       502
   Stock issued for services received                     32         --        --
   Net increase in deferred income tax benefits         (397)    (1,050)       --
   Net decrease (increase) in prepaid financing
     and other assets                                    382        303      (390)
   Net (decrease) increase in accounts payable,
     security deposits and accrued liabilities          (743)       444        95
    Net (decrease) in fees due to affiliates            (355)      (345)   (1,094)
    Net increase (decrease) in deferred income             1          4       (22)
                                                     -------     ------   -------

      Net cash provided by (used in) operating
       activities                                        200      1,743      (609)
                                                     -------     ------   -------

Cash flows from investing activities:

Collections on residual interests                         41         --        --
Collections on loans receivable                        3,255      7,872     4,949
Investments in loans receivable                            -       (325)   (2,426)
Real estate acquisitions and capital improvements       (341)      (610)   (3,391)
Net decrease in affiliated limited partnership
  interests and other investments                         13        684       169
                                                     -------    -------   -------

      Net cash provided by (used in) investing
        activities                                     2,968      7,621      (699)
                                                     -------    -------   -------




See notes to consolidated financial statements


                                      (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                         Year Ended December 31,
                                                     ------------------------------
                                                       2002       2001       2000
                                                     --------   --------   --------
Cash flows from financing activities:

  Proceeds from new borrowings                       $    400   $    200   $ 6,425
  Repayment of indebtedness                              (736)    (1,288)     (992)
  Payments on underlying mortgages payable             (2,827)    (5,701)   (4,040)
  Payments on notes payable - residual interests         (397)      (105)       --
  Payments related to debt tender offers and
    redemptions                                          (222)      (667)     (171)
                                                     --------   --------   -------

     Net cash (used in) provided by financing
       activities                                      (3,782)    (7,561)    1,222
                                                     --------   --------   -------

Net (decrease) increase in cash                          (614)     1,803       (86)
Cash, beginning of year                                 2,987      1,184     1,270
                                                     --------   --------   -------

Cash, end of year                                    $  2,373      2,987     1,184
                                                     ========   ========   =======

Supplemental disclosure of cash flow
 information:

  Cash paid during the year for interest             $  5,174   $  4,601   $ 2,499
                                                     ========   ========   =======

  Cash paid for income taxes                         $     --   $     44   $    35
                                                     ========   ========   =======




See notes to consolidated financial statements



                                      (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)


                                                   Year Ended December 31,
                                                 ---------------------------
                                                   2002      2001      2000
                                                 -------   -------   -------
Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt
   tender offers and redemptions                 $   436   $   945   $   306
                                                 =======   =======   =======

  Residual interests in securitized portfolios  ($ 1,231)  $36,525   $     -
                                                 =======   =======   =======

  Notes payable - residual interests            ($ 1,231)  $35,124   $     -
                                                 =======   =======   =======

  Foreclosure on mortgage loan receivable
   collateralized by real estate                 $   416   $     -   $     -
                                                 =======   =======   =======

  Purchase of real estate with debt
   financing                                     $ 3,968   $     -   $     -
                                                 =======   =======   =======




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)


1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has six 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), Delborne Land Company, LLC ("Delborne"), S2 Holdings, Inc. ("S2"), DVL Mortgage Holdings, LLC ("DMH") and Delbrook Holdings, LLC ("Delbrook") all of which are consolidated for accounting purposes. DVL does not consolidate any of the various partnerships (the "Affiliated Limited Partnerships") in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) the ("Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements for the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments which took place in prior years. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

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

b. RESIDUAL INTERESTS: Residual interests represent the estimated discounted cash flow of the differential of the total interest to be earned on the securitized receivables and the sum of the interest to be paid to the noteholders and the contractual servicing fee. Since these residual interests are not subject to prepayment risk they are accounted for as investments held-to-maturity and are carried at amortized cost using the effective yield method. Permanent impairments are recorded immediately through earnings. Favorable changes in future cash flows are recognized through earnings as interest over the remaining life of the retained interest.

c. INCOME RECOGNITION: Interest income is recognized on the effective interest method for the residual interest and all performing loans. The Company stops accruing interest once a loan becomes non-performing. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on restructured loans are recorded as the payments are received. The following table presents details of the impared loan portfolio at December 31, 2002 and 2000.

                                             2002                2001
                                             ----                ----

      Mortgage loans receivable            $  2,305            $ 2,247
      Underlying loans                         (622)                --
      Allowance for loan losses                (468)              (945)
      Unearned interest                        (899)              (886)
                                            -------            -------
         Net realizable value              $    316            $   416
                                           ========            =======

      Average impaired loan portfolio      $  1,384            $   681
                                           ========            =======


The Company recognized no interest income on its impaired loan portfolio during the years ended December 31, 2002, 2001 and 2000.

Rental income is recognized in income as rent under the related leases becomes due. DVL records contingent rents in the period in which the contingency is resolved. Management and transaction fees are recognized as earned. Distributions from investments are recorded as income when the amount to be received can be estimated and collection is probable.

d. ALLOWANCE FOR LOSSES: The adequacy of the allowance for losses is determined through a quarterly review of the portfolios. Specific loss reserves are provided as required based on management's evaluation of the underlying collateral on each loan or investment.

DVL's allowance for loan losses generally is based upon the value of the collateral underlying each loan and its carrying value. Management's evaluation considers the magnitude of DVL's non-performing loan portfolio and internally generated appraisals of certain properties.

   For the Company's mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historial appraisals. Management believes, that generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalues the property as appropriate. Management evaluates and updates such appraisals, periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

    Allowances related to the Company's investments in Affiliated Limited Partnerships are adjusted quarterly in order to value the investments at approximately 14% of the original investment amount due to potential anticipated losses upon liquidation of these investments.

e. LAND, BULDINGS AND EQUIPMENT: Land, buildings and equipment are stated at cost. Depreciation is provided by charges to operations on either a straight-line basis or accelerated basis over their estimated useful lives (5 to 40 years).

f. PREPAID FINANCING: Prepaid financing costs are deferred and amortized over the term of the respective debt using the effective interest rate method. Prepaid financing costs on interest only loans are amortized using the straight-line method over the term of the financing.

g. IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS: DVL does not have any impaired real estate investments and/or real estate lease interests at December 31, 2002. All assets are analyzed annually based upon prior appraised values, which are adjusted every year based on cash flow assumptions set forth in such appraisals.

h. RESTRICTED CASH: As of December 31, 2002 and 2001, DVL had restricted cash of $177, and $215, respectively. The restricted cash at December 31, 2002 and 2001, represents monies owed to the Settlement Fund.

i. FEDERAL INCOME TAXES: DVCC, PSC, RH, Del Toch, S2, DMH, Delbrook and Delborne are included in DVL's consolidated federal income tax return.

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

j. EARNINGS PER SHARE: Basic per share data is determined by dividing net income by the weighted average shares outstanding during the period. Diluted per share data is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2002, 2001 and 2000:

                                       2002                              2001                             2000
                          -------------------------------   ------------------------------    -------------------------------
                                     Weighted                          Weighted                          Weighted
                            Net      Average    Per Share     Net      Average    Per Share     Net      Average    Per Share
                          Income      Shares     Amount     Income      Shares     Amount     Income      Shares     Amount
                          -------   ----------  ---------   -------   ----------  ---------   ------    ----------  ---------
Basic EPS, Income
 before extraordinary
 items available to
 common stockholders      $ 1,462   21,713,563    $ .06     $ 2,505   16,599,517    $ .15     $ 199     16,560,450   $ .01
                          =======   ==========    =====     =======   ==========    =====     =====     ==========   =====

Effect of litigation
 settlement notes             299   15,478,297                  484   62,289,639                502     42,047,571

Effective of dilutive
 stock options and
  warrants                     --   21,584,633                   --   45,882,959                 --     37,729,565
                          -------   ----------              -------   ----------              -----     ==========

Diluted EPS, Income
 available to common
 stockholders             $ 1,761   58,776,493    $ .03     $ 2,989  124,772,115    $ .03     $ 701     96,337,586   $ .01
                          =======   ==========    =====     =======  ===========    =====     =====     ==========   =====

   At December 31, 2002, 2001 and 2000, stock options and warrants excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 3,983,131, 4,473,131, and 1,130,131 respectively, thereby resulting in an anti-dilutive effect.

Stock-based compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 2000, 2001 and 2002 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) vesting period of the stock options and(2) the fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income in 2002, 2001, and 2000 would have been approximately as follows:

                                                       December 31,
                                            ----------------------------------
                                             2002          2001          2000
                                            ------        ------        ------
Net income                                  $1,391        $2,866        $  505
                                            ======        ======        ======
Earnings per share
  Basic                                     $ 0.06        $ 0.17        $ 0.03
                                            ======        ======        ======
  Diluted                                   $ 0.03        $ 0.03        $ 0.01
                                            ======        ======        ======

Proforma charge for stock options           $    4        $   12        $   --
                                            ======        ======        ======

Proforma net income                         $1,387        $2,854        $  505
                                            ======        ======        ======
Proforma earnings per share
  Basic                                     $ 0.06        $ 0.17        $ 0.03
                                            ======        ======        ======
  Diluted                                   $ 0.03        $ 0.03        $ 0.01
                                            ======        ======        ======

k. FAIR VALUE OF FINANCIAL INSTRUMENTS: As disclosed in Note 3, DVL's loan portfolio is valued based on the value of the underlying collateral. As all loans are either receivables from Affiliated Limited Partnerships or are collateralized by interests in Affiliated Limited Partnerships, it is not practical to estimate fair value of the loans. Due to the nature of the relationship between the Alliliated Limited Partnerships and DVL's general partner interest in the Affiliated Limited Partnerships and the authority of the Oversight Committee, the amount at which the loans could be exchanged with third parties is not reasonably determinable, as any such estimate would have to consider the intention of the Oversight Committee, the amounts owed, if any, to DVL for its interests in the Affiliated Limited Partnerships and any transaction fees to which DVL might be entitled. See Note 2 for discussion on residual interests.

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

m. RECENTLY ISSUED ACCOUNTING STANDARDS: In May 2002, the FASB issued "Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company does not expect that adoption of SFAS 145 will have a material impact on its operations or financial position. However, as a result of this pronouncement, gains and losses from the extinguishment of debt will be classified as part of operations rather than as an extraordinary item. Additionally, upon the Company adopting this pronouncement, the prior years' financial statements will be restated to conform to the new classification.

In June 2002, the FASB issued "Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. We are required to adopt SFAS 146 on January 1, 2003. The Company has not yet determined what impact the adoption of SFAS 146 will have on its operations and financial positions.

2.   Residual Interests In Securitized Portfolios

     During 2001, the Company, through its wholly-owned consolidated subsidiary, S2 Holdings Inc. ("S2"), acquired 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables II-B LLC, a limited liability company ("Receivables II-B"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interests entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B solely receive the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2002 was $3,342. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through December 31, 2002, the residual interests in securitized portfolios and the notes payable were decreased by approximately $532 as a result of purchase price adjustments.

     The following table reconciles the initial purchase price with the carrying value at December 31, 2002:

Initial purchase price             $ 35,791
Adjustments to purchase price          (532)
Principal payments                      (41)
Accretion                               893
                                    -------
                                   $ 36,111

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                  Minimum       Maximum
      -----                  -------       -------
   2002 to 2009              $  743        $  880
   2010 to final payment     $1,050        $1,150
     on notes payable*

   * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2002 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

      Carrying value of residual interests                  $ 36,111
      Fair value of residual interests                      $ 37,481
      Weighted-average life (in years)                          10.5
      Expected credit losses                                    5.41%
        Impact on fair value of 10% adverse change          $    995
        Impact on fair value of 20% adverse change          $  1,982
      Discount rate                                            11.90%
        Impact on fair value of 10% adverse change          $  2,823
        Impact on fair value of 20% adverse change          $  5,317

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

3. Mortgage Loans Receivable and Underlying Mortgages Payable

     Virtually all of DVL's loans receivable arose out of transactions in which Affiliated Limited Partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated, creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by an Affiliated Limited Partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from Affiliated Limited Partnerships; and loans due from limited partners collateralized by their interests in Affiliated Limited Partnerships ("Partners' Notes").

         DVL's mortgage portfolio included 22 and 23 mortgage loans with net carrying values of $25,677 and $28,377 as of December 31, 2002 and 2001, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

     DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates of 6.66% to 14.0% and require principal and interest payments solely from the proceeds of the wrap mortgages receivable.

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 15% per annum, aggregating net carrying values of $4,914, and $5,101, subject to underlying mortgages of $2,659, and $3,087, at December 31, 2002 and 2001, respectively, and mature through 2027.

     In addition, at the time of the settlement, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2002 and 2001 the modified loans due directly from the Affiliated Limited Partnerships aggregated net carrying values of $17,004, and $19,160, and subject to underlying mortgages of $12,699, and $14,594, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $329, $352, and $309, for 2002, 2001, and 2000, respectively.

     DVL's mortgage and other loans due from Affiliated Limited Partnerships, an unaffiliated entity and limited partners are as follows:

                                                                   2002                                      2001
                                                  --------------------------------------     --------------------------------------
                                                                    Interest   Allowance                       Interest   Allowance
                                                  Number            Included   For Loan      Number            Included   For Loan
                                                   of       Loan    In Loan     Losses        of       Loan    In Loan     Losses
             Mortgage Loan                        Loans    Balance  Balance    (Note 4)      Loans    Balance  Balance    (Note 4)
----------------------------------------------    ------   -------  --------   ---------     ------  --------  --------   ---------
                                                                               (Dollar amounts in thousands)
Long-term wrap-around mortgage loans ranging
  from $358 to $3,387 in 2002 and from $376 to
  $3,107 in 2001 maturing at various dates
  through May 2029 (a)                              16     $ 26,516   $ 45     $    468        16    $ 27,264    $  21    $    --

Other long-term mortgage loans of $1,292 in
  2002 and ranging from $1,329 to $1,433 in
  2001 maturing at various dates through
  December 2029 (b)                                  1        1,292     --           --         2       2,762       --        945

Long-term  wrap-around and other mortgage
  loans acquired from Kenbee pursuant to the
  Limited Partner  Settlement  ranging from
  $285 and $2,363 in 2002 and from $285 to
  $2,438 in 2001 maturing at various dates
  through June 2031 (c)                             15       18,993     --        1,989        16      21,449       --      2,289

General allowance                                   --           --     --          413        --          --       --        861
                                                  ----     --------  -----     --------      ----    --------     ----    -------

Total mortgage loans                                32       46,801     45        2,870        34      51,475       21      4,095

LOANS COLLATERALIZED BY LIMITED PARTNERSHIP
INTERESTS

Loans ranging from $1 to $54 in 2002 and from
  $1 to $58 in 2001 in default (d) Included
  in pre-paid financing and other assets            18          257     --          215        21         355       --        278

DUE FROM AFFILIATED PARTNERSHIPS

Advances and Other                                   3          101     --           --         5          14       --         --
                                                  ----     --------  -----     --------      ----    --------     ----    -------

Total loans receivable                              53       47,159  $  45     $  3,085        60      51,844     $ 21    $ 4,373
                                                  ====               =====     ========      ====                         =======
Less unearned interest on partnership
  mortgage loans                                             15,579                                    15,908
                                                           --------                                  ========

Net loans receivable                                       $ 31,580                                  $ 35,936
                                                           ========                                  ========

Underlying  mortgages  ranging  from  $105 and
  $2,349  in 2002 and from $197 to $2,424 in
  2001 maturing at various dates through 2011              $ 19,391                                  $ 22,218
                                                           ========                                  ========

Activity on all collateralized loans is as follows:

                                            2002       2001       2000
                                          --------   --------   --------
                                                  (in thousands)

Balance, beginning of year                $ 51,830   $ 54,368   $ 48,802
Investments in loans receivables                --      6,109     13,584
Collections on loans to affiliates          (3,255)    (7,872)    (4,949)
Unearned interest offset against loans
 satisfied, sold and written off                --       (775)    (2,199)
Loans written-off and written down          (1,517)        --       (870)
                                          --------   --------   --------

Balance, end of year                      $ 47,058   $ 51,830   $ 54,368
                                          ========   ========   ========


Unearned interest activity is as follows:
                                            2002       2001       2000
                                          --------   --------   --------

                                                   (in thousands)

Balance, beginning of year                $ 15,908   $ 12,340   $ 5,810
Additional unearned interest in
  connection with new loans receivable          --      4,458     8,791
Amortization to income                        (257)      (115)      (62)
Decrease in connection with the
  satisfaction or write-off of loans           (72)      (775)   (2,199)
                                          --------   --------   -------

Balance, end of year                      $ 15,579   $ 15,908   $ 12,340
                                          ========   ========   ========


     (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap- around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap- around loans are subject to underlying mortgage loans of $6,691 in 2002 and $7,624 in 2001, which bear interest at rates ranging from 6.66% to 13.00% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through January 2019 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

     (b) DVL's other long-term mortgage loans, exclusive of its wrap-around mortgages, are collateralized by one first mortgage aggregating $1,292 at December 31, 2002 and two first mortgages aggregating $2,762 at December 31, 2001, respectively. These loans mature through December 2029, bear interest at effective rates of up to 15% per annum and are collateralized by first mortgages on commercial and industrial properties. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $39 in 2003, $41 in 2004, $44 in 2005, $46 in 2006 and $49 in 2007.

     (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. The wrap-around loans are subject to senior liens of $12,700 in 2002 and $14,594 in 2001, which bear interest at rates ranging from 6.69% to 14% per annum, are payable to unaffiliated lenders, mature on various dates through December 2019 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

     (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. The majority of these loans were non-performing at December 31, 2002 and 2001. These assets are included in other assets on the Balance Sheet.

4.   Allowance for Losses and Other Reserves

Allowance for loan loss activity is as follows:

                                                  2002       2001
                                               ---------   -------
                                                   (in thousands)

Balance, beginning of year                     $   4,373   $ 5,534
Loans satisfied, written-off or written-down      (1,288)   (1,161)
                                               ---------   -------

Balance, end of year                           $   3,085   $ 4,373
                                               =========   =======

5.   Investments

     REAL ESTATE

     The Company currently owns the following properties:

(1) Eight buildings totaling 347,000 square feet on eight acres located in an industrial park in Kearny, NJ leased to various unrelated tenants.

(2) The Company through its wholly-owned subsidiary, Delbrook Holding, LLC purchased an 89,000 square foot building in Kearny, NJ, which adjoins the property described above currently leased to K-Mart Stores, Inc. ("K-Mart") for $4,016 including costs and the assumption of $2,668, in debt.

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building. On March 12, 2003, the Company has entered into agreements to sell the property for $810. The property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

     Affiliated Limited Partnerships

     DVL acquired various interests in Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through purchases. Management valued all of these investments at approximately 14% of the original investment amount due to potential anticipated losses upon liquidation of these investments. During 2002, 2001 and 2000, DVL recorded income of $84, $138, and $253, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                      2002       2001
                                                     ------     ------
                                                       (in thousands)

Balance, beginning of year                           $1,121     $1,157
Various interests acquired through
 purchases and foreclosed partner notes                  24         94
Distributions received from partnerships                (96)      (328)
Income from partnerships                                 84        138
Change in reserves, net of write-offs                   (67)        60
                                                      -----     ------

Balance, end of year                                 $1,066     $1,121
                                                     ======     ======


     At December 31, 2002, all of DVL's investments in Affiliated Limited Partnerships are pledged to collateralize its indebtedness (Note 6).

     OTHER INVESTMENTS

     In connection with a 1993 litigation settlement with three related partnerships that did not participate in the Limited Partner Settlement, DVL received limited partnership interests in three partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three related partnerships. These investments, which are carried on the equity basis, were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans. Management had provided an allowance for losses of $400 as of December 31, 2000 primarily resulting from a decrease in the estimated fair value of the underlying collateral of one of the three partnership mortgage loans. In December 2001, the partnerships refinanced the underlying loans collateralized by the restructured mortgage loans and DVL received net proceeds of approximately $1,400, which was approximately $348 in excess of the carrying value. The $348 was recorded as income from distributions from investments - others.

6.   Long-Term Debt and Loans Payable Underlying Wrap-around Mortgages

     DVL's long-term debt is comprised of the following loans payable:

                                                      2002       2001
                                                    -------    -------
                                                       (in thousands)

   Loan collateralized by real estate bearing
    interest at 8.50% per annum.  Monthly
    payments are interest only, maturing
    September, 2004                                 $ 4,534    $    --
   Loan collateralized by real estate bearing
    interest at 7.50% per annum with a balloon
    payment due June, 2008 of $2,285                  2,667         --
   Loan to purchase existing mortgages, self-
    amortizing and bearing interest at 8.25% per
    annum, maturing September 2005                      347         --
   Loan collateralized by commercial mortgage
    loans and real estate bearing interest at
    prime plus 1.5% per annum maturing May, 2006        607        824
   Loan collateralized by commercial mortgage
    loans and real estate bearing interest at
    prime plus 1.5% per annum maturing April, 2005      746      1,041
   Loan collateralized by real estate bearing
    interest at 9.5% per annum, maturing June, 2002      --        202
   Loan collateralized by real estate bearing
    interest at 10% per annum, maturing
    December, 2001                                       --      3,000
                                                     ------    -------

                                                      8,901      5,067

   Loan collateralized by commercial mortgages
   and real estate bearing interest at 12% per
   annum, maturing September 2003 (a)                 2,084      1,942
                                                     ------    -------

   Total long-term debt                             $10,985    $ 7,009
                                                    =======    =======

   (a) See Debt Tender Offer (Note 7) for description of financing agreement with Blackacre Bridge Capital, LLC.

     The aggregate amount of long-term debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                                         Loans Payable
                                          Long-term     Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------
                                                  (in thousands)

        2003                              $   2,787         $ 2,416
        2004                                  5,418           2,061
        2005                                    310           2,052
        2006                                     70           2,684
        2007                                     75           2,887
     Thereafter                               2,325           7,291
                                          ---------         -------

                                          $  10,985         $19,391
                                          =========         =======

The Company obtained an unsecured line of credit on December 15, 2002 for $500 with an interest rate of prime plus one percent per annum which terminates December 15, 2003. The terms of the line of credit provide that interest shall be payable on the first day of each month. To date the Company has not drawn on the line of credit.

     7. Notes Payable - Litigation Settlement/Debt Tender Offers and Redemptions

     In December 1995, DVL completed its obligations under a 1993 settlement of its class action litigation by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387. The Notes, which are general unsecured obligations of DVL, accrue interest at the rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. Pursuant to the terms of the Notes, through December 31, 2000, DVL paid the accrued interest by the issuance of additional Notes with the principal amount equal to the accrued interest at each interest due date.

     To date, the Company has sent redemption letters ("Redemptions") to note holders who held Notes that aggregated approximately $1,145 offering to pay the Notes in cash at the face value plus accrued interest of approximately $49. As of December 31, 2002, $384 has been paid and the remaining $810 payable is reflected as a non-interest bearing liability.

     Additionally, the Company entered into an agreement in December 2001 with Blackacre Bridge Capital, LLC ("BBC") under which BBC exchanged $1,188 principal amount of Notes ($862 carrying value) for 4,753,113 shares of DVL's common stock valued at $380.

      Since October 1997, the Company conducted three cash tender offers (the "Offers") at a Tender Offer price of $0.12 per $1.00 principal amount of Notes.

     Notes with an aggregate principal amount of approximately $1,951 remain outstanding as of December 31, 2002 (carrying value $1,735).

     In order to fund the acquisition of the Notes in the first and second offers, the Company borrowed from Blackacre Capital Group, LLC ("BCG") (the "BC Loan"). The BC Loan matures on September 30, 2003 and bears interest at the rate of 12% per annum compounded monthly, payable at maturity. Total borrowings under the BC Loan including accrued interest were $2,084 as of December 31, 2002. In addition, BCG was entitled to acquire 15% of all Notes acquired by the Company in excess of $3,998 in connection with the first and second Offers under the same terms and conditions as the Company. BCG acquired Notes aggregating $816 under these terms. The Notes acquired by BCG accrued interest of $372 through December 28, 2001 when the aggregate amount of $1,188 of Notes was exchanged for Stock.

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

8.  Transactions with Affiliates

     The members of the Millenium Group (defined below), the Pembroke Group (defined below), and the Florida Group are affiliates of NPM. Keith B. Stein, the special purpose director of the Company is an affiliate of NPM and a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millenium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group ("Pembroke Group") is owned and controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millienium Group ("Millenium Group") is owned and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock. Blackacre and its affiliates are beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

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

     As of March 1, 2002, the Opportunity Fund had purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired an ownership interest in a property of an Affiliated Limited Partnership. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of the mortgages owned by the Opportunity Fund. As of March 2003, the Opportunity Fund owns four mortgages. In December 2001, the Opportunity Fund sold its ownership interest in a property in Kearny, NJ to an entity in which certain partners are affiliates of NPO. During 2001, DVL was paid approximately $280 from the investments by the Opportunity Fund, of which $189 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund incurred in connection with the acquisition of certain mortgage loans. During 2002, DVL did not receive any payments from the investments by the Opportunity Fund.

B. Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives the following (a) a monthly fee through November 2000, and (b) after all the partners of the partnership have earned a specified return, an incentive fee of 25% of the profits, as defined in the agreement. For 2002, 2001, and 2000 the Company received compensation under such agreement equal to $-0-, $443, and $363, respectively.

C. The Company has received fees pursuant to a service agreement with another limited partnership whose general partner is Lawrence J. Cohen, to render certain accounting and administrative services. As compensation, the Company receives expense reimbursements of $4 per month. For 2002, 2001, and 2000 the Company received aggregate annual compensation under such agreement of $48.

D. The Company received fees from an entity that is part of the Opportunity Fund in consideration for the Company providing property management services. For 2002, 2001 and 2000, the Company received annual compensation, under such agreement equal to $27, $27, and $27, respectively, under such arrangement.

E. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2 a monthly deferred fee of approximately $7 and an annual incentive fee if certain levels of profitability are attained. The Company recorded fees of $154, $152 and $102 in 2002, 2001 and 2000 which included incentive fees of $52, $50 and $-0-, respectively.

F. The Millenium Group, an affiliate of NPO, received approximately $37, $67, and $90 for 2002, 2001, and 2000, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2002, 2001, and 2000 the Company paid or accrued fees of $108, $150, and $25, to the Millenium Group and $-0-, $205 and $55 to the Pembroke Group (another affiliate of NPO), respectively, and in 2002 issued a total of 400,000 shares of Common Stock, valued at $32, to the Pembroke Group and the Millenium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement. The additional services included advice relating to the redemption and exchange of Notes.

In connection with the sales of property owned by Affiliated Limited Partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $37, $86, and $107, from various Affiliated Limited Partnerships in 2002, 2001 and 2000, respectively.

G. Interest expense on amounts due to affiliates was as follows:

                                        2002      2001       2000
                                        ----      ----       ----

     Blackacre Capital Group, LLC      $ 281     $ 319     $  275
     NPO                                   5        53        149
     Opportunity Fund                      -        17         10
                                       -----     -----     ------

                                       $ 286     $ 389     $  434
                                       =====     =====     ======


H. In connection with the acquisitions of residual interests, affiliates of NPO and the special director of the Company will be paid investment banking fees of $900 for their services including the origination, negotiation and structuring of the transactions. As of December 31, 2002 $540 of the fee is outstanding. The fee was calculated as approximately 2% of the expected cash flow to be received over the life of the assets. The total fees will be payable without interest, over a period of 30 months, which commenced January 1, 2002, from a portion of the monthly cash flow generated by the acquisitions. The affiliates of NPO are Lawrence J. Cohen and Jay Chazanoff, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock and Keith B. Stein who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and the special purpose director of the Company.

I. The law firm of Klehr, Harrison, Harvey, Brazenburg, & Ellers ("Klehr"), Philadelphia, Pennsylvania, of which Alan E. Casnoff, a director of the Company, is of counsel, has acted as counsel to the Company since July, 1999. Legal fees for services rendered by Klehr to the Company during the fiscal year ended did not exceed 5% of the revenues of such firm for its most recent fiscal year. During 2002, 2001, and 2000, the Company and the Affiliated Limited Partnerships paid Klehr $36, $17 and $19, respectively, for legal services.

J. The Company recorded fees to NPO of $652, $640, and $623 under the Asset Servicing Agreement for 2002, 2001 and 2000, respectively plus other expenses of $10 in each year. During 2002, 2001 and 2000 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location. The allocated cost for such space was $9, $10, and $9, respectively. The Company also paid to NPO $10 during each of the years 2002, 2001, and 2000 for other expenses.

9.  Commitments, Contingent Liabilities and Legal Proceedings

COMMITMENTS AND CONTINGENT LIABILITIES

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments are significant enough that no amounts were accrued for 2001 and 2002.

     During 2000, the Company paid $117 to the fund which represented all amounts due to/from the fund as of December 31, 2000. During 2002 and 2001 the Company expensed approximately $217 and $551, respectively, for amounts due to the fund of which approximately $-0-, and $149, respectively, was accrued at year end and paid in January 2002. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

     DVL leases premises comprising approximately 5,600 square feet. The lease for such office space is due to expire on January 31, 2008. The base rent is $216 per annum, plus real estate and operating expense escalation clauses. Net rent expense was $221, $236, and $189 in 2002, 2001, and 2000, respectively.

     The future minimum rentals during the next five years is as follows:

                  2003                 $   216
                  2004                     216
                  2005                     216
                  2006                     216
                  2007                     216
                  Thereafter                18
                                       -------
                                       $ 1,098
                                       =======

      The real estate lease interest held by the Company's subsidiary, PSC, is subject to a master lease agreement through June 2010 which requires monthly payments of approximately $39. The master lease payments are netted against rental income in the Company's financial statements.

     The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $55 through May 2008 with cost of living increases.

     In connection with the Exchange Agreement with BBC, if at any time after December 31, 2005, BBC is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then BBC shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by BBC would have an aggregate market value of not more than $1 million.

10.  Shareholders' Equity

Preferred and Common Stock

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

Stock Option Plans

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 2000, 2001 and 2002 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) vesting period of the stock options and(2) the fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income in 2002, 2001, and 2000 would have been approximately $1,387, $2,854, and $505, basic earnings per share would have been $.06, $.17, and $.03, respectively and diluted earnings per share would have been $.03, $.03, and $.01, respectively.

     The weighted-average fair value at date of grant for options granted during the years ended December 31, 2002, 2001, and 2000 was $.12, $.07, and $.09 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                                  December 31,
                                 ----------------------------------------------
                                      2002            2001             2000
                                 -------------   -------------   --------------
Risk-free interest rates         3.87% - 3.87%   4.98% - 4.98%    5.83% - 6.56%
Expected option life in years         10              10                10
Expected stock price volatility       85%             85%               85%
Expected divided yield                 0%              0%                0%

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

     As of December 31, 2002 and 2001, there were outstanding 1,503,131 and 1,473,131 ten year options, respectively. Under the Plan, the Company had 996,869 and 1,026,869 shares of common stock remaining under the Plan for future grants of stock options as of December 31, 2002 and 2001, respectively.

     The following table summarizes the activity under the Plan:

                                              Year Ended December 31,
                          ----------------------------------------------------------------
                                  2002                 2001                 2000
                          ------------------   -------------------  ----------------------

                                    Weighted              Weighted                Weighted
                                     Average              Average                  Average
                                    Exercise              Exercise                Exercise
                           Shares     Price      Shares    Price      Shares        Price
                          --------- --------   ---------  --------  ---------     --------
Options Outstanding at
 Beginning of Year        1,473,131   $0.17    1,278,131   $0.18    1,175,131      $0.19
Granted                      30,000    0.14      195,000    0.07      120,000       0.10
Cancelled                        --      --           --      --      (17,000)      0.21
                          ---------   -----    ---------   -----    ---------      -----

Options Outstanding at
 End of Year              1,503,131   $0.17    1,473,131   $0.17    1,278,131      $0.18
                          =========   =====    =========   =====    =========      =====

Options Exercisable at
 End of Year              1,503,131   $0.17    1,473,131   $0.17    1,278,131      $0.18
                          =========   =====    =========   =====    =========      =====


                         Year Ended December 31, 2002
---------------------------------------------------------------------------
               Options Outstanding                     Options Exercisable
--------------------------------------------------   ----------------------
                                         Weighted
                            Weighted      Average                  Weighted
  Range of                  Average      Remaining                 Average
  Exercise                  Exercise      Life In                  Exercise
   Price        Shares       Price         Years       Shares       Price
-----------   ---------     --------     ---------   ---------    ---------

$.08   0.12     420,000      $0.09         7.36        420,000      $0.09
 .13 - 0.19     235,000       0.16         5.72        235,000       0.16
 .20 - 0.22     848,131       0.21         4.13        848,131       0.21
-----------   ---------     --------     ---------   ---------    --------

      TOTAL   1,503,131      $0.17         5.28      1,503,131      $0.17
              =========     ========     =========   =========    ========


Warrants and Notes Redeemable in Stock

     During 2001, the Company, in connection with the purchase of the residual interests issued warrants to purchase 3 million shares of common stock with an excercise price of $0.20 per share which expire as follows: warrant for 2 million shares - February 2011; warrant for 1 million shares - August 2011.

     In 1996, the affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti- dilution provisions and subject to a maximum aggregate exercise price of $1,900 (the exercise price as of December 31, 2002 is $0.09 per share). At December 31, 2002, shares underlying the Warrants and exercise price aggregated 20,217,900 and $0.09, respectively. No warrants have been exercised through December 31, 2002.

The Company has the option to redeem the outstanding Notes (approximately $1,951 at December 31, 2002) by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

11.  Income Taxes

     The provision for income taxes was as follows (in thousands):

                                              2002           2001          2000
                                              ----           ----          ----
Currently Payable
   Federal                               $     (86)      $     80       $    --
   State                                        --             --            --
                                         --------------------------------------
   Total Current Provision                     (86)            80            --
                                         --------------------------------------
Deferred Provision
   Federal                                    (397)        (1,050)           --
   State                                        --             --            --
                                         --------------------------------------
   Total Deferred (Benefit)                   (397)        (1,050)           --
                                         --------------------------------------
   Total (Benefit)                       $    (483)      $   (970)      $    --
                                         ======================================


The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

U.S. Federal Statutory Rate                   34.0%         34.0%         34.0%

Change in Valuation Allowance and            -83.3%        -85.1%        -34.0%
  Utilization of Unrecognized Deferred
  Tax Assets
                                         --------------------------------------
Effective Income Tax Rate                    -49.3%        -51.1%          0.0%
                                         ======================================

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Allowance for Losses                     $     585       $    497       $   324
Notes Payable Litigation Settlement            (19)           206           (10)
Other                                           18             41           222
Carrying Value of LP Investments               (44)          (391)         (971)
NOL Carryforwards                            2,086          1,686           216
Retained Interests                          (1,364)          (909)           --
Mortgage Loans                                 141            (69)           87
Change in Valuation Allowance               (1,800)        (2,111)          132
                                         --------------------------------------
Total Deferred (Benefit)                 $    (397)      $ (1,050)      $     0
                                         ======================================


The significant components of deferred tax assets and liabilities were as follows:

                                              2002           2001
                                              ----           ----

Allowance for Losses                     $   1,117       $  1,701
Notes Payable Litigation Settlement
  Redeemed Notes                               990            972
Other                                          209            227
Carrying Value of LP Investments            (1,980)        (2,025)
NOL Carryforwards                           20,228         22,314
Retained Interests                           2,273            909
Mortgage Loans                               2,608          2,750
Deferred Tax Asset                          25,445         26,848
Valuation Allowance                        (23,998)       (25,798)
                                         ------------------------
Net Deferred Tax Asset                   $   1,447       $  1,050
                                         ========================

Current taxes payable for 2002 have been reduced by $2,086 relating to the utilization of net operating loss carryforwards. At December 31, 2002, the Company had aggregate unused net operating loss carryforwards of approximately $52 million, which may be available to reduce future taxable income, expiring through 2019, with approximately $45 million expiring through 2007. The deferred tax benefit of $1,447 resulted from a reduction in the valuation allowance, as the Company's ability to utilize a portion of its net operation loss carryforwards is more likely than not.

12.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The Corporate/Other net income of $472 and $927 in 2002 and 2001, respectively include $397 and $1,050 of deferred income tax benefit, respectively.

                                             2002        2001        2000
                                             ----        ----        ----

            Revenues
                    Real estate          $  4,683    $  6,690    $  6,063
              Residual interests            4,373       2,802          --
              Corporate/Other                  38          63          --
                                         --------    --------    --------

       Total consolidated revenues       $  9,094    $  9,555    $  6,063
                                         ========    ========    ========


            Net income (loss)
              Real estate                $   (677)   $    983    $    505
              Residual interests            1,596         956          --
              Corporate/Other                 472         927          --
                                         --------    --------    --------

       Total consolidated net income     $  1,391    $  2,866    $    505
                                         ========    ========    ========


            Assets
              Real estate                $ 42,026    $ 41,734    $ 45,437
              Residual interests           36,111      36,906          --
              Corporate/Other               1,447       1,050          --
                                         --------    --------    --------

        Total consolidated assets        $ 79,584    $ 79,690    $ 45,437
                                         ========    ========    ========


13.  Subsequent Events

     In December 2002 the wrap mortgage receivable from an Affiliated Limited Partnership in the amount of $634, net of unearned interest of $650, became delinquent. The mortgage receivable had a specific allowance for loan losses of $334 associated with it. The Company does not expect to record a loss when the collateral is foreclosed on.

     On March 14, 2003 the property collateralizing the wrap mortgage receivable from an Affiliated Limited Partnership was sold and the Company received net proceeds of approximately $160 which should result in an estimated gain of approximately $86 to be recorded in 2003.

DVL, INC.  AND SUBSIDIARIES
Schedule III- REAL ESTATE AND ACCUMULATED DEPRECIATION
IN THOUSANDS

                                                                      Costs Capitalized
                                                                        Subsequent to         Gross Amount of Which Carried
                                                INITIAL COST            Acquisition                 At  Close of Period
                                           -----------------------      ------------      ---------------------------------
                                                      Building and      Building and                 Building and
Description                Encumbrances     Land      improvements      improvements       Land      improvement     Total
-----------                ------------    ------     ------------      ------------      ------     -----------    -------
Supermarket & Land
Fort Edwards, NY             $    --       $   100      $   316                --         $   100       $   316      $   416

Warehouse
 Manufacturing
Kearny, New Jersey           $    --       $    80      $   426           $   127         $    80       $   553      $   633

Warehouse Manu-
facturing & Retail
Kearny, New Jersey           $ 3,000       $   648      $ 2,590           $    --         $   648       $ 2,590      $ 3,238

Leasehold Improve-
ments
Bogota, New Jersey           $    --       $    --      $    19           $     7         $    --       $    26      $    26

Retail Store & Land
Kearny, New Jersey           $ 4,150       $   388      $ 4,016           $    --         $   388       $ 4,016      $ 4,404

                             -------       -------      -------           -------         -------       -------      -------
                             $ 7,150       $ 1,216      $ 7,367           $   134         $ 1,216       $ 7,501      $ 8,717
                             =======       =======      =======           =======         =======       =======      =======




                                               Life on Which Depreciation
   Accumulated         Date  of          Date        in Latest Income Statement
  Depreciation      Construction       Acquired             is Computed
  ------------      ------------       --------      --------------------------

    $     4            1982              06/02          Straight-line method
                                                              40 years


    $    47            1977              11/98          Straight-line method
                                                              40 years


    $   136            1977              12/00          Straight-line method
                                                              40 years


    $     1            2000              12/00          Straight-line method


    $    38            1987              08/02          Straight-line method
                                                              40 years
    -------
    $   226
    =======

DVL, INC.  AND SUBSIDIARIES
Schedule III- REAL ESTATE AND ACCUMULATED DEPRECIATION
IN THOUSANDS


                                                       Year ended December 31,
                                                     2002       2001       2000
                                                    ------     ------     ------
(A) Reconciliation of Real Estate Owned
Balance at beginning of year                        $4,246     $3,763     $  506
Additions during the year                            4,471        483      3,257
                                                    ------     ------     ------
Balance at end of year                              $8,717     $4,246     $3,763
                                                    ======     ======     ======


                                                       Year ended December 31,
                                                     2002       2001       2000
                                                    ------     ------     ------
(A) Reconciliation of Accumulated Depreciation
Balance at beginning of year                        $  104     $   26     $   13
Additions during the year:  Depreciation               122         78         13
                                                    ------     ------     ------
Balance at end of year                              $  226     $  104     $   26
                                                    ======     ======     ======


                 See notes to consolidated financial statements

                              DVL, INC. -- TABLE 1
            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (4)

                        DECEMBER 31, 2002 (In Thousands)

                                                         Net      Under-
Security         Location of                             Mtg.     lying
Affiliated        Property       Mortgage   Unearned    Loan      Loan             Monthly  [mortgage(s)
Partnership     Securing Loan    Balance    Interest   Receiv.   Balance    Yield   Amort.    Maturity      upon]        Tenant(s)
-----------------------------------------------------------------------------------------------------------------------------------

Alexandria      Wellsville, NY    $  830    $  620     $  210     $  --     51%      $ 1      February    Land and       Eckerd
Associates                                                                                    2027        a commercial   Stores,
                                                                                                          building (1)   Inc.

Alma            Alma, AR           1,803       718      1,085       591     15%      $12      March       Land and       Wal-Mart
Associates (2)                                                                                2027        a commercial   Stores,
                                                                                                          building (1)   Inc.

Ava Associates  Ossipee, NH          808       547        261        --     16%      $--      February    Land and       Hannaford
Associates (2)                                                                                2027        a commercial   Bros. Co.
                                                                                                          building (1)

Brent           Brent, AL          1,349       512        837       448     15%      $ 9      February    Land and       Wal-Mart
Associates (2)                                                                                2027        a commercial   Stores,
                                                                                                          building (1)   Inc.

Champlain       Champlain, NY      1,284       650        634        --     21%      $--      January     Land and       Ames Dept.
Associates                                                                                    2020        a commercial   Stores,
                                                                                                          building (1)   Inc.

Checotah        Checotah, OK       1,404       586        818       455     15%      $ 9      February    Land and       Wal-Mart
Associates (2)                                                                                2027        a commercial   Stores,
                                                                                                          building       Inc. (1)

Edna            Edna, TX           3,079     2,245        834       611     23%      $--      January     Land and       Wal-Mart
Associates                                                                                    2028        a commercial   Stores,
                                                                                                          building       Inc. (1)

Fairbury        Fairbury, NE       1,655       712        943       521     15%      $10      August      Land and       Wal-Mart
Associates (2)                                                                                2027        a commercial   Stores,
                                                                                                          building (1)   Inc.

FYS             Yakima, WA           358        71        287        --     10%      $ 1      August      Land and a     Kroger
Associates                                                                                    2021        supermarket    Co.

Hoosick Falls   Hoosick Falls,     1,292       622        670        --     15%      $10      August      Land and a     GU Markets,
Associates      NY                                                                            2021        supermarket    Inc.

            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (4)

                        DECEMBER 31, 2002 (In Thousands)

                                                        Net      Under-
                Location of                             Mtg.     lying                                 Security
Affiliated       Property      Mortgage    Unearned    Loan      Loan             Monthly              [mortgage(s)
Partnership    Securing Loan   Balance     Interest   Receiv.   Balance    Yield  Amort.    Maturity   upon]          Tenant(s)
-------------------------------------------------------------------------------------------------------------------------------

Jena           Jena, LA        $ 2,568   $ 1,948     $   620   $   545     35%     $ 1      February   Land and       Wal-Mart
Associates                                                                                  2027       a commercial   Stores, Inc.
                                                                                                       building (1)

Orange Park    Jacksonville,     1,381       534         847       795     12%     $9 with  January    Land and       Toys "R" Us,
Associates     FL                                                                  a final  2020       a commercial   Inc.
                                                                                   pmt. of             building (1)
                                                                                   $672

Port Isabel    Port Isabel,      1,976       745       1,231       644     15%     $12      February   Land and       Wal-Mart
Associates(2)  TX                                                                           2027       a commercial   Stores, Inc.
                                                                                                       building (1)

Stigler        Stigler, OK       2,480     1,899         581       460     28%     $ 2      August     Land and       Wal-Mart
Associates                                                                                  2027       a commercial   Stores, Inc.
                                                                                                       building (1)

St.  Albans    St.  Albans,      1,566       703         863       403     30%     $15      May        Land and a     Fonda Group
Associates     VT                                                                           2029       commercial
                                                                                                       building (1)

Waldron        Waldron, AR       2,953     2,218         735       592     22%     $ --     December   Land and a     Wal-Mart
Associates                                                                                  2031       commercial     Stores, Inc.
                                                                                                       building (1)

Watseka        Watseka, IL       1,022       249         773       627     12%     Varying  December   Land and a     K-Mart
Associates                                                                                  2015       commercial     Corporation(3)
                                                                                                       building (1)
                               -------   -------     -------   -------
                               $27,808   $15,579     $12,229   $ 6,692


----------
(1)  These loans are wrap-around loans.
(2) These loans were restructured as part of the Limited Partner Settlement. The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(3) Building is currently vacant, tenant has filed for bankruptcy and dissaffirmed its lease. (4) DVL's net investment in these mortgages was $5,537, and $6,494, at December 31, 2002 and 2001, respectively.

                              DVL, INC. -- TABLE 2
               LONG TERM MORTGAGES, ACQUIRED FROM KENBEE, DUE FROM
                         AFFILIATED PARTNERSHIPS (1)(5)

                        DECEMBER 31, 2002 (In Thousands)

                                                 Partner-   Under-    Net Amt.   Net
                            Location             ship       lying     of Col-    Mtg.
                            of Property          Mortgage   Loan      lateral    Loans
Affiliated Partnership      Securing Loan        Balance    Balance   Pledged    Recvable   Maturity        Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Aledo Associates LP         Aledo, IL (2)        $ 1,755    $   901   $   854    $ 1,144    November 2018   Wal-Mart Stores, Inc.
Caldwell Associates         Caldwell, TX (2)       1,545        741       804      1,007    May 2019        Wal-Mart Stores, Inc.
Cherokee Associates         Woodstock, GA (2)      2,803      2,349       454      2,363    July 2023       Wal-Mart Stores, Inc.
Clinton Associates          Clinton, IL (2)        3,305        695     2,610      1,789    June 2029       Wal-Mart Stores, Inc.
Columbus Associates         Columbus, TX (2)       3,788        802     2,986      1,724    December 2029   Wal-Mart Stores, Inc.
Covington Associates        Covington, GA (2)      4,691      1,183     3,508      1,797    January 2030    Wal-Mart Stores, Inc.(4)
Douglas Associates          Douglas, GA (2)        2,070        866     1,204      2,047    December 2023   Wal-Mart Stores, Inc.
                                                                                                             operating as - Buds
Elmira Associates           Elmira, NY (2)           704         --       704        285    November 2021   Fays Drug Company, Inc.
Iowa Park Associates LP     Iowa Park, TX (2)      1,659        568     1,091        849    March 2021      Wal-Mart Stores, Inc.
Lawrenceburg Associates     Lawrenceburg, KY (2)   2,924        638     2,286        942    December 2029   Wal-Mart Stores, Inc.
Marshall Associates LP      Marshall, IL (2)       1,503        804       699      1,015    November 2018   Wal-Mart Stores, Inc.
Mt. Pleasant Associates LP  Mt. Pleasant, IA (2)   2,185      1,073     1,112      1,381    November 2019   Wal-Mart Stores, Inc.
Robstown Associates LP      Robstown, TX (2)       1,828        715     1,113        789    October 2020    Wal-Mart Stores, Inc.(4)
Sonya Associates LP         Booneville, MO (2)     1,480        844       636      1,096    June 2018       Wal-Mart Stores, Inc.
Southfield Associates       Southfield, MI (3)     3,583        520     3,063        765    July 2026       Pitney-Bowes, Inc.
                                                 -------    -------   -------    -------

                                                 $35,823    $12,699   $23,124    $18,993


(1) These loans were acquired pursuant to the Limited Partner Settlement from Kenbee. DVL's loan balance equals it's net investment in the related loan due previously from Kenbee, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2) The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3) The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4) Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(5) DVL's total loan balances of these mortgages were $18,993, and $21,449, at December 31, 2002 and 2001, respectively. The decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Winder) and collections on certain mortgages.