Form 10-Q
period 2003-03-31
DVL INC /DE/
filed 2003-05-14
CIK 215639

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _________________________

Commission file number:    1-8356

                                    DVL, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-2892858
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


70 East 55th Street, New York, New York                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code      (212) 350-9900

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).                     Yes: ___   No: _X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               Class                             Outstanding at May 14, 2003
               -----                             ---------------------------

   Common Stock, $.01 par value                           21,713,563

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX


Part I.   Item 1 - Financial Information:                               Pages
                                                                        -----


          Consolidated Balance Sheets -
            March 31, 2003 (unaudited) and
            December 31, 2002                                            1-2

          Consolidated Statements of Operations -
          Three Months Ended March 31, 2003 (unaudited)
            and 2002 (unaudited)                                         3-4

          Consolidated Statement of Shareholders' Equity -
          Three Months Ended March 31, 2003 (unaudited)                    5

          Consolidated Statements of Cash Flows -
          Three Months ended March 31, 2003 (unaudited)
            and 2002 (unaudited)                                         6-7

          Notes to Consolidated Financial Statements (unaudited)        8-15

          Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              16-21

          Item 3 - Quantitative and Qualitative Disclosures
            About Market Risk                                             21

          Item 4 - Controls and Procedures                                21

Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                       22

          Signature                                                    23-25

          Exhibits                                                        26

                         Part I - Financial Information

Item 1. Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       March 31,    December 31,
                                                         2003            2002
                                                       --------     -----------
                                                     (unaudited)
ASSETS

Residual interests in securitized portfolios           $ 39,121      $ 36,111
                                                       --------      --------

Mortgage loans receivable from affiliated
partnerships (net of unearned interest of
$14,860 for 2003 and $15,597 for 2002)                   29,438        31,222

  Allowance for loan losses                               2,536         2,870
                                                       --------      --------

  Net mortgage loans receivable                          26,902        28,352
                                                       --------      --------

Cash (including restricted cash of $169 and
  $177 for 2003 and 2002)                                 2,488         2,373

Investments
  Real estate at cost (net of accumulated
    depreciation of $275 for 2003 and $226 for 2002)      8,741         8,490

  Real estate lease interests                               912           945

  Affiliated limited partnerships (net of allowances
   for losses of $536 and $538, for 2003 and 2002)        1,077         1,066

Deferred income tax benefits                              1,626         1,447

Other assets                                                695           800
                                                       --------      --------

    Total assets                                       $ 81,562      $ 79,584
                                                       ========      ========


                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)


                                                       March 31,    December 31,
                                                         2003           2002
                                                       --------     -----------
                                                      (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:

  Notes payable - residual interests                   $ 36,212      $ 33,416

  Underlying mortgages payable                           18,121        19,391
  Long-term debt - affiliates                             2,149         2,084
  Long-term debt - other                                  8,802         8,901
  Notes payable - litigation settlement                   1,702         1,735
  Redeemed notes payable - litigation settlement            808           810
  Fees due to affiliates                                    484           573

  Security deposits, accounts payable and accrued
    liabilities (including deferred income of $36
    for 2003 and $18 for 2002)                              345           296
                                                       --------      --------

     Total liabilities                                   68,623        67,206
                                                       --------      --------


Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized,
    issued and outstanding 100 shares                         1             1
  Preferred stock, $.01 par value, authorized 5,000,000
  Common stock, $.01 par value, authorized - 90,000,000
    issued and outstanding 21,713,563 shares for 2003
    and 2002                                                  217           217
Additional paid-in capital                               95,785        95,785
Deficit                                                 (83,064)      (83,625)
                                                       --------      --------

   Total shareholders' equity                            12,939        12,378
                                                       --------      --------

   Total liabilities and shareholders' equity          $ 81,562      $ 79,584
                                                       ========      ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2003          2002
                                                       --------      --------
Income from affiliates:

  Interest on mortgage loans                           $    721      $    769
  Gain on satisfaction of mortgage loans                     48            --
  Partnership management fees                                69            74
  Management fees                                            95            46
  Transaction and other fees from partnerships               36            19
  Distributions from investments                             30            30

Income from others:

  Interest income - residual interests                    1,096         1,092
  Net rental income (including depreciation
    and amortization of $49 for 2003 and $52
    for 2002)                                               300           199
  Other income and interest                                   9             9
                                                       --------      --------

                                                          2,404         2,238

Operating expenses:

  General and administrative                                399           391
  Asset Servicing Fee - NPO Management LLC                  164           161
  Legal and professional fees                                58            90

Interest expense:

  Underlying mortgages                                      357           470
  Notes payable - residual interests                        690           699
  Affiliates                                                 71            71
  Litigation Settlement Notes                                68            80
  Others                                                    190           126
                                                       --------      --------

                                                          1,997         2,088
                                                       --------      --------

Income before income tax benefit                            407           150

Income tax benefit                                         (154)           --
                                                       --------      --------


Net income                                             $    561      $    150
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------

Basic earnings per share:

      Net income                                      $       .03    $       .01
                                                      ===========    ===========

Diluted earnings per share:

      Net income                                      $       .01    $       .00
                                                      ===========    ===========

Weighted average shares outstanding - basic            21,713,563     21,713,563
Effect of dilutive securities                          32,487,535     43,664,626
                                                      -----------    -----------

Weighted average shares outstanding - diluted          54,201,098     65,378,189
                                                      ===========    ===========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                           Preferred Stock      Common Stock      Additional
                          ----------------   -------------------   paid-in
                          Shares    Amount     Shares     Amount   capital    Deficit     Total
                          -------   ------   ----------   ------   -------   --------    -------
Balance-January 1, 2003       100   $    1   21,713,563   $  217   $95,785   $(83,625)   $12,378


Net income                     --       --           --       --        --        561        561
                          -------   ------   ----------   ------   -------   --------    -------

Balance-March 31, 2003        100   $    1   21,713,563   $  217   $95,785   $(83,064)   $12,939
                          =======   ======   ==========   ======   =======   ========    =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2003      2002
                                                               ------    ------
Cash flows from operating activities:

 Income before adjustments                                     $  561    $  150
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Interest income accreted on residual interests               (122)      (89)
    Accrued interest added to indebtedness                         65        85
    Gain on satisfactions of mortgage loans                       (48)       --
    Depreciation                                                   49        19
    Amortization of unearned interest on loan receivables         (69)      (40)
    Amortization of real estate lease interests                    33        33
    Imputed interest on notes                                      68        80
    Stock issued for services received                             --        32
    Net increase in deferred income tax benefits                 (179)       --
    Net decrease (increase) in prepaid financing and
       other assets                                               105       (45)
    Net increase (decrease) in accounts payable,
       security deposits and accrued liabilities                   31      (650)
    Net decrease in fees due to affiliates                        (89)      (89)
    Net increase in deferred income                                18        27
                                                               ------    ------


      Net cash provided by (used in) operating activities         423      (487)
                                                               ------    ------

Cash flows from investing activities:

  Collections on residual interests                                 7        --
  Collections on loans receivable                               1,267       456
  Real estate acquisitions and capital improvements                --       (25)
  Net increase in affiliated limited partnership
   interests and other investments                                (11)       --
                                                               ------    ------

      Net cash provided by investing activities                 1,263       431
                                                               ------    ------


                                   (continued)


See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003         2002
                                                           -------      -------

Cash flows from financing activities:

  Proceeds from new borrowings                             $    --      $   400
  Repayment of indebtedness                                   (200)        (128)
  Payments on underlying mortgages payable                  (1,270)        (543)
  Payments on notes payable - residual interest                (99)        (112)
  Payments related to debt redemptions                          (2)         (12)
                                                           -------      -------

     Net cash used in financing activities                  (1,571)        (395)
                                                           -------      -------


Net increase (decrease) in cash                                115         (451)

Cash, beginning of period                                    2,373        2,987
                                                           -------      -------


Cash, end of period                                        $ 2,488      $ 2,536
                                                           =======      =======


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                 $ 1,315      $ 1,254
                                                           =======      =======



Supplemental disclosure of non-cash investing and financing activities:


  Residual interests in securitized portfolios -
    increase (decrease)                                    $ 2,895      $  (625)
                                                           =======      =======


  Notes payable - residual interests - increase
    (decrease)                                             $ 2,895      $  (625)
                                                           =======      =======


  Foreclosure on mortgage loan receivable
    collateralized by real estate                          $   300      $    --
                                                           =======      =======


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2003 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three months ended March 30, 2002 have been reclassified to conform to the presentation for the three months ended March 31, 2003. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The Company purchased its interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at March 31, 2003 was $3,385. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through March 31, 2003, the residual interests in securitized portfolios and the notes payable were increased by approximately $2,363 as a result of purchase price adjustments.

     The following table reconciles the initial purchase price with the carrying value at March 31, 2003:

Initial purchase price                $ 35,791
Adjustments to purchase price            2,363
Principal payments                         (48)
Accretion                                1,015
                                      --------
                                      $ 39,121
                                      ========

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

     Years                                      Minimum    Maximum
     -----                                      -------    -------

     2003 to 2009                                $  743     $  880
     2010 to final payment on notes payable*     $1,050     $1,150

   * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

3.   Mortgage Loans Receivable

     Virtually all of DVL's loans receivable arose out of transactions in which affiliated limited partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, subordinate to senior liens, on real estate owned by the affiliated limited partnership which owns such property. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated limited partnerships.

4.   Real Estate

     The Company, directly and through various wholly owned subsidiaries, currently owns the following properties:

(1) Eight buildings totaling 347,000 square feet on eight acres located in an industrial park in Kearny, NJ leased to various unrelated tenants.

(2) An 89,000 square foot building in Kearny, NJ, which adjoins the property described above currently leased to K-Mart Stores, Inc. ("K-Mart").

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building. On March 12, 2003, the Company entered into an agreement to sell a portion of the property for $185. There is no assurance that the transaction will be completed. The property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

(4) A vacant 32,000 square foot former Ames Department Store and approximately 1 acre of land underlying the building. The property, which was acquired through foreclosure on a mortgage, was recorded at $300, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

5.   Notes Payable - Litigation Settlement/Redemptions

     In December 1995, DVL completed its obligations under a 1993 settlement of its class action litigation by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387. The Notes, which are general unsecured obligations of DVL, accrue interest at a rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. The Company has the option to redeem the outstanding Notes by issuing shares of Common Stock (See Note 8, Shareholder's Equity).

     To date, the Company has sent redemption letters to note holders who held Notes that aggregated approximately $1,145, offering to pay the Notes in cash at face value plus accrued interest of approximately $49. As of March 31, 2003, $386 has been paid and the remaining $808 payable is reflected as a non-interest bearing liability.

     Additionally, the Company entered into an agreement in December 2001 with Blackacre Bridge Capital, LLC ("BBC") under which BBC exchanged $1,188 principal amount of Notes ($862 carrying value) for 4,753,113 shares of DVL's common stock valued at $380.

     Since October 1997, the Company has conducted three cash tender offers at a tender offer price of $0.12 per $1.00 principal amount of Notes, resulting in the retirement of approximately $9,016 principal amount of Notes.

     Accordingly, notes with an aggregate principal amount of approximately $1,947 remain outstanding as of March 31, 2003 (carrying value $1,702).

6.   Transactions with Affiliates

A. The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") and/or, Blackacre Capital, LLC ("Blackacre"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fees received from management service contracts are as follows:

                         Fees Received    Fees Received
                         For The Three    For The Three
                         Months Ended     Months Ended
Affiliate Of               03/31/03          03/31/02
------------             -------------    -------------

NPO and Blackacre       $      13         $      13
NPO (1)                 $     105         $      96

(1) Of the total cash received for the three months ended March 31, 2003 and 2002, $39 and $78 respectively, represented prior deferred fees paid in the first quarter of 2003 and 2002. The Company is entitled to a current fee of $2 per month and a deferred fee of $7 per month paid annually in the first quarter of the fiscal year. In addition, the Company received annual incentive fees of $48 and $0 during the three months ending March 31, 2003 and 2002, respectively.

B. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation, and reimbursement of expenses for collection services as follows:

                         Fees For The     Fees For The
                         Three Months     Three Months
                        Ended 03/31/03   Ended 03/31/02
                        --------------   --------------
                          $      47         $      30

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees as follows:

                         Fees For The     Fees For The
                         Three Months     Three Months
                        Ended 03/31/03   Ended 03/31/02
                        --------------   --------------
                          $      12         $      -0-

The Pembroke Group and the Millenium Group, whose members are affliates of NPO, were issued a total of 400,000 shares of common stock, valued at $32, during the first quarter of 2002 for additional services rendered to the Company outside the scope of the Asset Servicing Agreement (defined below).

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B, affiliates of NPO and the special director of the Company will be paid investment banking fees of $900 in aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee is payable without interest, over 30 months starting January, 2002, from a portion of the monthly cash flow generated by the acquisitions. At March 31, 2003, $450 remained payable.

D.   Interest expense on amounts due to affiliates was as follows:

                                      Three Months     Three Months
                                          Ended            Ended
                                        03/31/03         03/31/02
                                      ------------     ------------

     Blackacre Capital Group, LLC     $         70     $         66
     NPO                                         1                5
                                      ------------     ------------

                                      $         71     $         71
                                      ============     ============

E. The Company recorded fees to NPO of $164 and $161 for the three months ended March 31, 2003 and 2002, respectively, plus other expenses of $2 in each period under the Asset Servicing Agreement (the "Asset Servicing Agreement" between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships). During 2003 and 2002 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

7.   Contingent Liabilities

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments are significant enough that no amounts were accrued for the three months ended March 31, 2003 and 2002.

     During the three months ended March 31, 2003 and 2002 the Company expensed approximately $37 and $1, respectively, for amounts due to the fund of which approximately $36, and $-0-, respectively, was accrued at March 31, 2003 and 2002. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

     The real estate lease interest held by the Company's subsidiary, Professional Service Corporation, is subject to a master lease agreement through June 2010 which requires monthly payments of approximately $39. The master lease payments are netted against rental income in the Company's financial statements. DVL is a limited recourse guarantor on debt of approximately $2,302 which is secured soley by DVL's interest in the property.

8.   Shareholder's Equity

     The Company has the option to redeem the outstanding Notes (approximately $1,947 at March 31, 2003) by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders.

     In 1996, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including; without limitation, anti-dilution protection from any redemption of the Notes and subject to a maximum aggregate exercise price of $1,900. At March 31, 2003, shares underlying the Warrants aggregated 20,348,538 at an exercise price of $0.09. No warrants have been exercised through March 31, 2003.

     The actual dilutive effect of the Warrants and the Notes cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes and the Warrants. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

     RESTRICTION ON CERTAIN TRANSFERS OF COMMON STOCK: Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without the prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would, in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code.

9.   Earnings per share (unaudited)

The following tables present the computation of basic and diluted per share data for the three months ended March 31, 2003 and 2002.

                                                                       Three Months Ended March 31,
                                                ----------------------------------------------------------------------------
                                                             2003                                      2002
                                                ---------------------------------      -------------------------------------
                                                           Weighted                                  Weighted
                                                            Average                                  Average
                                                           Number of    Per Share                   Number of      Per Share
                                                Amount      Shares        Amount       Amount         Shares         Amount
                                                -----     ----------     --------      ------       ----------     ---------
Basic EPS,
Income available to common stockholders         $ 561     21,713,563     $    .03      $  150       21,713,563       $  0.01
                                                                         ========                                    =======



Effect of litigation settlement notes              68     12,138,997                       80       19,421,885

Effect of dilutive stock options and warrants      --     20,348,538                       --       24,242,741
                                                -----     ----------                   ------       ----------

Diluted EPS,
Income available to common stockholders         $ 629     54,201,098     $    .01      $  230       65,378,189       $  0.00
                                                =====     ==========     ========      ======       ==========       =======

     At March 31, 2003 and 2002 there were 3,893,131 and 4,008,131, respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

     The following pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123").

                                             March 31,
                                       -------------------
                                         2003        2002
                                       -------     -------

Net income                             $   561     $   150
Proforma charge for stock options           --          --
                                       -------     -------

Proforma net income                    $   561     $   150
                                       =======     =======
Earnings per share:
   Basic                               $  0.03     $  0.01
                                       =======     =======
   Diluted                             $  0.01     $  0.00
                                       =======     =======

Proforma earnings per share
   Basic                               $  0.03     $  0.01
                                       =======     =======
   Diluted                             $  0.01     $  0.00
                                       =======     =======


10.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $131 and $9 in 2003 and 2002 respectively, include $179 and $-0- of deferred income tax benefit, respectively.

                                               March 31,
                                         --------------------
                                           2003         2002
                                         -------     --------
            Revenues
              Real estate                $ 1,299     $  1,137
              Residual interests           1,096        1,092
              Corporate/Other                  9            9
                                         -------     --------

       Total consolidated revenues       $ 2,404     $  2,238
                                         =======     ========

            Net income
              Real estate                $    26     $   (252)
              Residual interests             404          393
              Corporate/Other                131            9
                                         -------     --------

       Total consolidated net income     $   561     $    150
                                         =======     ========

            Assets
              Real estate                $42,441     $ 41,935
              Residual interests          39,121       36,370
                                         -------     --------

        Total consolidated assets       $ 81,562     $ 78,305
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

     In 2003 the Company recognized $154 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. In 2002 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets.

12.  Subsequent Events

     Effective April 1, 2003, the Company entered into an employee "leasing" contract with Compensation Solutions, Inc. ("CSI"). Under such agreement, all personnel working for the Company, including the Company's executive officers, are actually employed by CSI and "leased" to the Company. CSI provides such employees with their medical, unemployment, workmen's compensation and disability insurance through group insurance plans maintained by CSI for the Company and other clients of CSI. Pursuant to the contract, the cost of such insurance as well as the payroll obligations for the leased employees is funded by the Company to CSI, and CSI is required to then apply such proceeds to cover the payroll and administrative costs to the employees. Should CSI fail to meet its obligations under the Contract, the Company would be required to either locate a substitute employee leasing firm or directly re-employ its personnel. The contract has a one year term after which it is cancelable with 30 days written notice by either party.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)


     This March 31, 2003 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

     For the Company's mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historial appraisals. Management believes that generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalues the property as appropriate. Management evaluates and updates such appraisals periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

     LIMITED PARTNERSHIPS: DVL does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) the ("Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements for the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments which took place in prior years.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

DVL had net income of $561 and $150 for the three months ended March 31, 2003 and 2002, respectively.

Interest income on mortgage loans from affiliates decreased (2003 - $721, 2002 - $769) and interest expense on underlying mortgages decreased (2003 - $357, 2002
- $470). During 2002, the Company disposed of one mortgage loan, which had an underlying mortgage and stopped accruing interest income on two mortgage loans which were delinquent.

Gain on satisfaction of mortgage loans was as follows:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2003          March 31, 2002
                                       ------------------     ------------------

                                          $     48                $    -0-

The gain in 2003 was a result of the Company collecting net proceeds on the satisfaction of a mortgage loan that was greater than its carrying value.

Transaction and other fees from affiliated limited partnerships were as follows:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2003         March 31, 2002
                                       ------------------     ------------------

                                          $     36               $     19

Transaction fees are earned by the Company in connection with sales of partnership properties, and the Company sold more partnership properties during the first quarter 2003 compared to the first quarter 2002.

Interest income on residual interests (2003 - $1,096, 2002 - $1,092) and interest expense on the related notes payable (2003 - $690, 2002 - $699) remained consistent as the periodic payment receivables continued to perform.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2003          March 31, 2002
                                       ------------------     ------------------

Net rental income from others             $     300             $     199
Gross rental income from others           $     639             $     573

The increase in net rental income from 2002 to 2003 was the result of higher gross rents as the Company obtained a temporary tenant at a higher rent for the property which the Company operates under a master lease. It is not anticipated that this increase will continue.

General and administrative expenses increased (2003 - $399, 2002 - $391). The primary reason for the increase was greater insurance costs.

The asset servicing fee due from the Company to NPO increased (2003 - $164, 2002
- $161) pursuant to its terms due to an increase in the consumer price index.

Legal and professional fees decreased (2003 - $58, 2002 - $90) as a result of the issuance of stock valued at $32 for services rendered by an affiliate to the Company in 2002.

Interest expense on the litigation settlement notes decreased (2003 - $68, 2002
- $80) as a result of the redemption of litigation settlement notes during 2002.

Interest expense relating to other debts increased (2003 - $190, 2002 - $126) primarily due to the Company borrowing $3,968 in August 2002 to finance the purchase of real estate.

In 2003, the Company recognized $154 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. In 2002 the provision for income taxes was completely offset by the reduction in the valuation allowance on deferred tax assets utilized during the quarter.

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

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least May, 2004. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company obtained an unsecured line of credit on December 15, 2002 for $500,000 with an interest rate of prime plus one percent per annum and terminates December 15, 2003. To date the Company has not drawn on the line of credit. The terms of the line of credit provide that interest shall be payable on the first day of each month.

     The Company's acquisition in 2001 of its member interests in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

     The purchase agreements with respect to such acquisition contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:


     Years                                  Minimum    Maximum
     -----                                  -------    -------
     2003 to 2009                            $  743     $  880
     2010 to final payment on the notes*     $1,050     $1,150

   * Final payment on the notes payable expected 2016 related to the Receivables IIA transaction and 2018 for the Receivables IIB transaction.

     The Company believes it will receive significant cash flow after final payment of the notes payable.

ACQUISITIONS AND FINANCINGS

Loans which are scheduled to become due through 2008 are as follows:

                                                            Outstanding
                                                             Principal
                                                  Original   Balance at
                                                    Loan     March 31,    Due
Purpose                   Creditor                 Amount       2003      Date
-------                   --------                --------  -----------   ----

Repurchase of Notes
Issued by the Company   Blackacre(1)              $ 1,560    $  2,149   09/30/03


Purchase of Mortgages   Unaffiliated Bank(2)(3)   $ 1,000    $    562   05/01/06


Purchase of a Mortgage
and Refinancing of
Existing Mortgages      Unaffiliated Bank(2)(3)   $ 1,450    $    712   11/30/06


Purchase of Real
Estate Assets           Unaffiliated Bank(4)      $ 4,500    $  4,500   09/01/04


Purchase of Mortgages   Unaffiliated Bank(5)(2)   $   400    $    333   06/01/06


Purchase of Real
Estate Assets           Unaffiliated Bank(6)(7)   $ 2,668    $  2,636   06/30/08


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

(6) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and prodedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  Exhibits: 10.1 Client Service Agreement between the Company and
                    Compensation Solutions, Inc. dated March 28, 2003

               99.1 Chief Executive Officer and Chief Financial Officer
                    Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(B) There were no reports of Form 8-K filed during the three months ended March 31, 2003

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


May 14, 2003

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



/s/ Alan E. Casnoff
-----------------------
Alan E. Casnoff
Chief Executive Officer
May 14, 2003

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




/s/ Jay Thailer
-----------------------
Jay Thailer
Chief Financial Officer
May 14, 2003