Form 10-Q
period 2003-06-30
DVL INC /DE/
filed 2003-08-12
CIK 215639

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2003

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission file number:    1-8356

                                  DVL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                  13-2892858
--------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

70 EAST 55TH STREET, NEW YORK, NEW YORK                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code      (212) 350-9900
                                                       -----------------

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

     Indicate  by check mark whether  the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes:          No: X
                                          ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            CLASS                         OUTSTANDING AT AUGUST 12, 2003
            -----                         ------------------------------

Common Stock, $.01 par value                           21,713,563

                           DVL, INC. AND SUBSIDIARIES


                                      INDEX


Part I.   Item 1 - Financial Information:                             PAGES
                                                                      -----


          Consolidated Balance Sheets -
           June 30, 2003 (unaudited) and
           December 31, 2002                                            1-2

          Consolidated Statements of Operations -
           Three Months Ended June 30, 2003 (unaudited)
           and 2002 (unaudited)                                         3,5

          Consolidated Statements of Operations -
           Six Months Ended June 30, 2003 (unaudited)
           and 2002 (unaudited)                                         4,5

          Consolidated Statement of Shareholders' Equity -
           Six Months Ended June 30, 2003 (unaudited)                     6

          Consolidated Statements of Cash Flows -
           Six Months ended June 30, 2003 (unaudited)
           and 2002 (unaudited)                                         7-8

          Notes to Consolidated Financial Statements (unaudited)       9-16

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations              17-23

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                             23

          Item 4 - Controls and Procedures                               23


Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                      24

          Signature                                                      25

          Exhibits                                                    26-28

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,     December 31,
                                                       2003            2002
                                                  -------------   -------------
                                                   (unaudited)

ASSETS

Residual interests in securitized portfolios          $ 39,050       $ 36,111
                                                      --------       --------

Mortgage loans receivable from affiliated
partnerships (net of unearned interest of
$14,772 for 2003 and $15,579 for 2002)                  28,930         31,222

  Allowance for loan losses                              2,536          2,870
                                                      --------       --------

  Net mortgage loans receivable                         26,394         28,352
                                                      --------       --------

Cash (including restricted cash of $181 and
  $177 for 2003 and 2002)                                2,768          2,373

Investments

  Real estate at cost (net of accumulated
    depreciation of $325 for 2003 and $226 for 2002)     8,702          8,490

  Real estate lease interests                              862            945

  Affiliated limited partnerships (net of allowances
   for losses of $506 and $538, for 2003 and 2002)       1,062          1,066

Deferred income tax benefits                             1,804          1,447

Other assets                                               772            800
                                                      --------       --------

    Total assets                                      $ 81,414       $ 79,584
                                                      ========       ========


                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)


                                                       June 30,     December 31,
                                                         2003           2002
                                                     ------------   ------------
                                                     (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes payable - residual interests                    $ 35,903       $ 33,416

  Underlying mortgages payable                            17,622         19,391
  Long-term debt - affiliates                              2,182          2,084
  Long-term debt - other                                   8,625          8,901
  Notes payable - litigation settlement                    1,676          1,735
  Redeemed notes payable - litigation settlement             794            810
  Fees due to affiliates                                     395            573
  Line of credit                                             283             --

  Security deposits, accounts payable and accrued liabilities (including deferred income of $301

    for 2003 and $18 for 2002)                               613            296
                                                        --------       --------

     Total liabilities                                    68,093         67,206
                                                        --------       --------


Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized,
    issued and outstanding 100 shares                          1              1
  Preferred stock, $.01 par value, authorized 5,000,000
  Common stock, $.01 par value, authorized - 90,000,000
    issued and outstanding 21,713,563 shares for 2003
    and 2002                                                 217            217
  Additional paid-in capital                              95,798         95,785
  Deficit                                                (82,695)       (83,625)
                                                        --------       --------

     Total shareholders' equity                           13,321         12,378
                                                        --------       --------


     Total liabilities and shareholders' equity         $ 81,414       $ 79,584
                                                        ========       ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                    Three Months Ended
                                                         June 30,
                                                  ----------------------

                                                      2003      2002
                                                  ----------  ----------

Income from affiliates:

  Interest on mortgage loans                      $      659   $     735
  Gain on satisfaction of mortgage loans                  40         252
  Partnership management fees                             70          78
  Management fees                                         48         108
  Transaction and other fees from partnerships             1          50
  Distributions from investments                          23          16

Income from others:

  Interest income - residual interests                 1,154       1,084
  Net rental income (including depreciation
    and amortization of $46 for 2003 and $25
    for 2002)                                            231         129
  Distributions from investments                          35          29
  Other income and interest                               13          13
                                                  ----------  ----------

                                                       2,274       2,494
                                                  ----------  ----------

Operating expenses:

  General and administrative                             420         368
  Asset Servicing Fee - NPO Management LLC               168         164
  Legal and professional fees                             79         106
  Loss on redemption of notes payable                     --          60

Interest expense:

  Underlying mortgages                                   340         412
  Notes payable - residual interests                     721         689
  Affiliates                                              73          73
  Litigation Settlement Notes                             71          82
  Others                                                 186         137
                                                  ----------  ----------

                                                       2,058       2,091
                                                  ----------  ----------

Income before income tax benefit                         216         403

Income tax benefit                                      (153)       (380)
                                                  ----------  ----------



Net income                                        $      369  $      783
                                                  ==========  ==========


                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                     Six Months Ended
                                                         JUNE 30,
                                                  ----------------------

                                                     2003        2002
                                                  ----------  ----------
Income from affiliates:

  Interest on mortgage loans                      $    1,380   $   1,504
  Gain on satisfaction of mortgage loans                  88         252
  Partnership management fees                            139         152
  Management fees                                        143         154
  Transaction and other fees from partnerships            37          69
  Distributions from investments                          53          46

Income from others:

  Interest income - residual interests                 2,250       2,176
  Net rental income (including depreciation and amortization of $95 for 2003 and $53

    for 2002)                                            531         328
  Distributions from investments                          35          29
  Other income and interest                               22          22
                                                  ----------  ----------

                                                       4,678       4,732
                                                  ----------  ----------

Operating expenses:

  General and administrative                             819         759
  Asset Servicing Fee - NPO Management LLC               332         325
  Legal and professional fees                            137         196
  Loss on redemption of notes payable                     --          60

Interest expense:

  Underlying mortgages                                   697         882
  Notes payable - residual interests                   1,411       1,388
  Affiliates                                             144         144
  Litigation Settlement Notes                            139         162
  Others                                                 376         263
                                                  ----------  ----------

                                                       4,055       4,179
                                                  ----------  ----------

Income before income tax benefit                         623         553

Income tax benefit                                      (307)       (380)
                                                  ----------  ----------



Net income                                        $      930  $      933
                                                  ==========  ==========


                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                      Three Months Ended             Six Months Ended
                                                           JUNE 30,                      JUNE 30,
                                                   ------------------------     --------------------------
                                                       2003         2002            2003           2002
                                                   -----------   ----------     ------------   -----------
Basic earnings per share:

      Net income                                   $       .02   $      .04     $        .04   $       .04
                                                   ===========   ==========     ============   ===========




Diluted earnings per share:

      Net income                                   $       .01  $       .02     $        .02   $       .02
                                                   ===========  ===========     ============   ===========


Weighted average shares outstanding - basic         21,713,563   21,713,563       21,713,563    21,713,563
Effect of dilutive securities                       33,765,095   34,160,221       33,091,210    37,839,780
                                                   -----------  -----------     ------------    ----------



Weighted average shares outstanding - diluted       55,478,658   55,873,784       54,804,773    59,553,343
                                                   ===========  ===========     ============    ==========





See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                PREFERRED STOCK      COMMON STOCK      ADDITIONAL
                                ---------------   ------------------    PAID-IN
                                SHARES   AMOUNT   SHARES      AMOUNT     CAPITAL   DEFICIT    TOTAL
                                ------   ------   ------      ------   ----------  -------    -----
Balance-January 1, 2003           100    $    1   21,713,563  $   217  $ 95,785  $ (83,625) $12,378


Net income                         --        --           --       --        --        930      930

Effect of issuance and
  repricing of options             --        --           --       --        13         --       13
                                -----    ------   ----------  -------  --------  ---------  -------


Balance-June 30, 2003             100    $    1   21,713,563  $   217  $ 95,798  $ (82,695) $13,321
                                =====    ======   ==========  =======  ========  =========  =======





See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Six Months Ended
                                                                  JUNE 30,
                                                             ------------------
                                                               2003       2002
                                                             -------    -------
Cash flows from operating activities:
 Income before adjustments                                  $    930   $    933
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Interest income accreted on residual interests              (270)      (190)
    Accrued interest added to indebtedness                       132        119
    Gain on satisfactions of mortgage loans                      (88)      (252)
    Loss on redemption of notes payable                            -         60
    Issuance and repricing of options                             13          -
    Depreciation                                                  88         44
    Deferred income tax benefits                                (357)      (380)
    Amortization of unearned interest on loan receivables       (157)      (132)
    Amortization of real estate lease interests                   83         67
    Imputed interest on notes                                    139        162
    Stock issued for services received                            --         32
    Net decrease (increase) in prepaid financing and
       other assets                                               28        (79)
    Net increase (decrease) in accounts payable, security
       deposits and accrued liabilities                           34       (699)
    Net decrease in fees due to affiliates                      (178)      (178)
    Net increase in deferred income                              283        287
                                                             -------    -------


      Net cash provided by (used in) operating activities        680       (206)
                                                             -------    -------

Cash flows from investing activities:

  Collections on residual interests                                7         --
  Collections on loans receivable                              1,903      2,397
  Real estate acquisitions and capital improvements               --        (25)
  Net decrease in affiliated limited partnership
   interests and other investments                                 4         12
                                                             -------    -------

      Net cash provided by investing activities                1,914      2,384
                                                             -------    -------


                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                              Six Months Ended
                                                                   JUNE 30,
                                                             -------------------
                                                               2003       2002
                                                             --------  --------
Cash flows from financing activities:

  Proceeds from new borrowings                               $    283  $    400
  Repayment of indebtedness                                      (508)     (491)
  Payments on underlying mortgages payable                     (1,769)   (1,822)
  Payments on notes payable - residual interest                  (189)     (214)
  Payments related to debt redemptions                            (16)     (131)
                                                             --------  --------

     Net cash used in financing activities                     (2,199)   (2,258)
                                                             --------  --------


Net increase (decrease) in cash                                   395       (80)

Cash, beginning of period                                       2,373     2,987
                                                             --------  --------



Cash, end of period                                          $  2,768  $  2,907
                                                             ========  ========



Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                   $  2,647  $  2,545
                                                             ========  ========




Supplemental disclosure of non-cash investing and financing activities:

  Residual interests in securitized portfolios -
    increase (decrease)                                      $  2,676  $   (107)
                                                             ========  ========



  Notes payable - residual interests - increase
    (decrease)                                               $  2,676  $   (107)
                                                             ========  ========



  Foreclosure on mortgage loan receivable
    collateralized by real estate                            $    300  $    416
                                                             ========  ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                        (except share and per share data)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and six months ended June 30, 2003 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and six months ended June 30, 2002 have been reclassified to conform to the presentation for the three and six months ended June 30, 2003. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The Company purchased its interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at June 30, 2003 was $3,376. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through June 30, 2003, the residual interests in securitized portfolios and the notes payable were increased by approximately $2,143 as a result of purchase price adjustments.

     The following table reconciles the initial purchase price with the carrying value at June 30, 2003:

Initial purchase price             $ 35,791
Adjustments to purchase price         2,143
Principal payments                      (48)
Accretion                             1,164
                                   --------
                                   $ 39,050
                                   ========

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      YEARS                  MINIMUM       MAXIMUM

   2003 to 2009              $  743        $  880
   2010 to final payment     $1,050        $1,150
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

(2) An 89,000 square foot building in Kearny, NJ, which adjoins the property described above, currently leased to K-Mart Stores, Inc. ("K-Mart").

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building. On March 12, 2003, the Company entered into an agreement to sell a portion of the property for $185 cash. There is no assurance that the transaction will be completed. The property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

(4) A vacant 32,000 square foot former Ames Department Store and approximately one acre of land underlying the building. The property, which was acquired through foreclosure on a mortgage, was recorded at $300, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

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

     To date, the Company has sent redemption letters to note holders who held Notes that aggregated approximately $1,145, offering to pay the Notes in cash at face value plus accrued interest of approximately $49. As of June 30, 2003, $400 has been paid and the remaining $794 payable is reflected as a non-interest bearing liability.

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

     Accordingly, notes with an aggregate principal amount of approximately $1,947 remain outstanding as of June 30, 2003 (carrying value $1,676).

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

                         Fees Received    Fees Received    Fees Received    Fees Received
                         For The Three    For The Three     For The Six      For The Six
                         Months Ended     Months Ended     Months Ended     Months Ended
AFFILIATE OF               06/30/03         06/30/02         06/30/03         06/30/02
------------            -------------     -------------    -------------    -------------
NPO and Blackacre       $     12          $     7          $    25          $    13
NPO (1)                 $     18          $    71          $   123          $   167

(1) Of the total cash received for the six months ended June 30, 2003 and 2002, $39 and $78 respectively, represented prior deferred fees paid in the first quarter of 2003 and 2002. The Company is entitled to a current fee of $2 per month and a deferred fee of $7 per month paid annually in the first quarter of the fiscal year. In addition, the Company received annual incentive fees of $48 and $53 during the six months ending June 30, 2003 and 2002, respectively.

B. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation, and reimbursement of expenses for collection services as follows:

                         Fees For The     Fees For The    Fees For the      Fees For The
                         Three Months     Three Months     Six Months        Six Months
                        ENDED 06/30/03   ENDED 06/30/02   ENDED 6/30/03     ENDED 6/30/02
                        --------------   --------------   -------------     -------------
                        $     48          $    55         $     95          $     85

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees as follows:

                         Fees For The     Fees For The    Fees For The      Fees For The
                         Three Months     Three Months     Six Months        Six Months
                        ENDED 06/30/03   ENDED 06/30/02  ENDED 06/30/03    ENDED 06/30/02
                        --------------   --------------   -------------     -------------
                        $     --          $    37         $    12           $    37

The Pembroke Group and the Millenium Group, whose members are affiliates of NPO, were issued a total of 400,000 shares of common stock, valued at $32, during the first quarter of 2002 for additional services rendered to the Company outside the scope of the Asset Servicing Agreement (defined below).

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B, affiliates of NPO and the special director of the Company will be paid investment banking fees of $900 in the aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee is payable without interest, over 30 months starting January, 2002, from a portion of the monthly cash flow generated by the acquisitions. At June 30, 2003, $360 remained payable.

D. Interest expense on amounts due to affiliates was as follows:

                                 Three Months     Three Months    Six Months   Six Months
                                     Ended            Ended          Ended       Ended
                                    06/30/03         06/30/02      06/30/03     06/30/02
                                 ------------     ------------    ----------   ----------
Blackacre Capital Group, LLC     $         71     $         71    $      141   $      137
NPO                                         2                2             3            7
                                 ------------     ------------    ----------   ----------

                                 $         73     $         73    $      144   $      144
                                 ============     ============    ==========   ==========


E. The Company recorded fees to NPO of $332 and $325 for the six months ended June 30, 2003 and 2002, respectively, plus other expenses of $3 in each period under the Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2003 and 2002 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

7.  Contingent Liabilities

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments are significant enough that no amounts were accrued for the six months ended June 30, 2003 and 2002.

     During the six months ended June 30, 2003 and 2002 the Company expensed approximately $107 and $218, respectively, for amounts due to the fund of which approximately $0 was accrued at June 30, 2003 and 2002. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

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

8.  Shareholder's Equity

    The Company has the option to redeem the outstanding Notes (approximately $1,947 at June 30, 2003) by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders.

    In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including without limitation, anti-dilution protection from any redemption of the Notes and subject to a maximum aggregate exercise price of $1,916. At June 30, 2003, shares underlying the Warrants aggregated 20,082,903 at an exercise price of $0.10. No warrants have been exercised through June 30, 2003.

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

  9. Earnings per share (unaudited)

The following tables present the computation of basic and diluted per share data for the three and six months ended June 30, 2003 and 2002.

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------

                                                             2003                                      2002
                                                -----------------------------------     -------------------------------------

                                                           WEIGHTED                                  WEIGHTED
                                                            AVERAGE                                   AVERAGE
                                                           NUMBER OF      PER SHARE                  NUMBER OF      PER SHARE
                                                AMOUNT      SHARES          AMOUNT      AMOUNT         SHARES         AMOUNT
                                                ------     ----------     ---------     ------      -----------     ---------
Basic EPS,
Income available to common stockholders         $  930     21,713,563     $    .04      $ 933       21,713,563       $  0.04
                                                                          ========                                   =======


Effect of litigation settlement notes              139     12,757,935                     162       15,311,474

Effect of dilutive stock options and warrants       --     20,333,275                      --       22,528,306
                                                ------     ----------                  ------     ------------

Diluted EPS,
Income available to common stockholders         $1,069     54,804,773     $    .02     $1,095       59,553,343       $  0.02
                                                ======    ===========     ========     ======     ============       =======


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------

                                                             2003                                      2002
                                                -----------------------------------     -------------------------------------

                                                           WEIGHTED                                  WEIGHTED
                                                            AVERAGE                                   AVERAGE
                                                           NUMBER OF      PER SHARE                  NUMBER OF      PER SHARE
                                                AMOUNT      SHARES          AMOUNT      AMOUNT         SHARES         AMOUNT
                                                ------     ----------     ---------     ------      -----------     ---------
Basic EPS,
Income available to common stockholders         $ 369     21,713,563      $    .02      $ 783       21,713,563       $  0.04
                                                                          ========                                   =======


Effect of litigation settlement notes              71     13,420,602                       82       12,629,695

Effect of dilutive stock options and warrants      --     20,344,493                       --       21,530,526
                                                -----     ----------                    -----     ------------

Diluted EPS,
Income available to common stockholders         $ 440     55,478,658      $    .01      $ 865       55,873,784       $  0.02
                                                 ====    ===========      ========      =====     ============       =======

    At June 30, 2003 and 2002 there were 3,884,085 and 4,008,131, respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

     The following pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123.

                                          Six Months Ended          Three Months Ended
                                              JUNE 30,                  JUNE 30,
                                          ----------------          ------------------

                                          2003        2002          2003          2002
                                          ----        ----          ----          ----
Net income                             $   930     $   933       $   369       $   783
Stock-based employee compensation
 expense included in Reported net
 income, net of related tax effects         --          --            --            --
Stock-based employee compensation
 determined under the fair value
 based method, net of related tax
 effects                                    --          --            --            --
                                       -------     -------       -------       -------


Proforma net income                    $   930     $   933       $   369       $   783
                                       =======     =======       =======       =======


Earnings per share:
   Basic                               $  0.04     $  0.04       $  0.02       $  0.04
                                       =======     =======       =======       =======
   Diluted                             $  0.02     $  0.02       $  0.01       $  0.02
                                       =======     =======       =======       =======

Proforma earnings per share
   Basic                               $  0.04     $  0.04       $  0.02       $  0.04
                                       =======     =======       =======       =======
   Diluted                             $  0.02     $  0.02       $  0.01       $  0.02
                                       =======     =======       =======       =======


For the three and six months ended June 30, 2003 the Company recognized an expense of $13 relating to the issuance and repricing of options issued to a consultant.

10.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $264 and $339 in 2003 and 2002 respectively, include $357 and $380 of deferred income tax benefit, respectively.

                                                 JUNE 30,
                                         --------------------
                                            2003         2002
                                         -------      -------
            Revenues
              Real estate                $ 2,406      $ 2,534
              Residual interests           2,250        2,176
              Corporate/Other                 22           22
                                         -------      -------

       Total consolidated revenues       $ 4,678      $ 4,732
                                         =======      =======

            Net income
              Real estate                $  (151)     $  (160)
              Residual interests             830          754
              Corporate/Other                251          339
                                         -------      -------

       Total consolidated net income     $   930      $   933
                                         =======      =======

            Assets
              Real estate                $40,560      $39,625
              Residual interests          39,050       36,989
              Corporate/other              1,804        1,430
                                         -------      -------

        Total consolidated assets        $81,414      $78,044
                                         =======      =======

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

     For the six months ended June 30, 2003 and 2002 the Company recognized $357 and $380, respectively of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

     This June 30, 2003 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to residual interests and allowance for losses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

DVL had net income of $369 and $783 for the three months ended June 30, 2003 and 2002, respectively.

Interest income on mortgage loans from affiliates decreased (2003 - $659, 2002 - $735) and interest expense on underlying mortgages decreased (2003 - $340, 2002
- $412) principally because the Company disposed of two mortgage loans, repaying the underlying mortgages and foreclosed on two mortgage loans which were delinquent.

The gain on satisfaction of mortgage loans was as follows:

                                       Three Months Ended     Three Months Ended

                                          June 30, 2003           June 30, 2002
                                       ------------------     ------------------

                                          $     40                $    252

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage loan is greater than its carrying value.

Transaction and other fees from affiliated limited partnerships were as follows:

                                       Three Months Ended     Three Months Ended

                                         June 30, 2003           June 30, 2002
                                       ------------------     ------------------

                                          $      1               $     50

Transaction fees are earned by the Company in connection with sales of partnership properties, and the Company sold fewer partnership properties during the second quarter 2003 compared to the second quarter 2002.

Interest income on residual interests (2003 - $1,154, 2002 - $1,084) and interest expense on the related notes payable (2003 - $721, 2002 - $689) remained consistent as the periodic payment receivables continued to perform.

                                       Three Months Ended     Three Months Ended

                                          June 30, 2003          June 30, 2002
                                       ------------------     ------------------

Net rental income from others             $     231             $     129
Gross rental income from others           $     605             $     583

The increase in net rental income from 2002 to 2003 was the result of higher gross rents obtained from a temporary tenant at the property which the Company operates under a master lease. It is not anticipated that this increase will continue.

General and administrative expenses increased (2003 - $420, 2002 - $368). The primary reason for the increase was greater stockholder and insurance costs as well as franchise taxes.

The asset servicing fee due from the Company to NPO increased (2003 - $168, 2002
- $164) pursuant to the terms of the agreement.

Legal and professional fees decreased (2003 - $79, 2002 - $106) as a result of legal fees relating to the preparation of proxy materials which were incurred only in 2002.

In 2002 the Company recognized a $60 loss from redeeming notes at face value which were carried at a discount.

Interest expense on the litigation settlement notes decreased (2003 - $71, 2002
- $82) as a result of the reduction in the principal amount of such notes outstanding, due to redemptions by the Company during 2002.

Interest expense relating to other debts increased (2003 - $186, 2002 - $137) because the Company borrowed $3,968 in August 2002 to finance the purchase of real estate.

In 2003 and 2002 the Company recognized $153 and $380, respectively of income tax benefit.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

DVL had net income of $930 and $933 for the six months ended June 30, 2003 and 2002

Interest income on mortgage loans from affiliates decreased (2003 - $1,380, 2002
- $1,504) and interest expense on underlying mortgages decreased (2003 - $697, 2002 - $882). During 2002 and 2003, the Company disposed of two mortgage loans, which had underlying mortgages and stopped accruing interest income on two mortgage loans which were delinquent.

Gain on satisfaction of mortgage loans were as follows:

                                       Six Months Ended       Six Months Ended
                                         June 30, 2003          June 30, 2002
                                       ----------------       ----------------

                                         $     88               $    252

The gains in 2002 and 2003 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Transaction and other fees from affiliated limited partnerships were as follows:

                                       Six Months Ended      Six Months Ended,
                                         June 30, 2003         June 30, 2002
                                       ----------------      -----------------
                                         $     37               $   69

Transaction fees were earned by the Company in connection with the sales of partnership properties and the Company sold fewer partnership properties during 2003 compared to 2002.

Interest income on residual interests (2003 - $2,250, 2002 - $2,176) and interest expense on the related notes payable (2003 - $1,411, 2002 - $1,388) remained consistent as the periodic payment receivables continued to perform.

                                        Six Months Ended      Six Months Ended
                                          June 30, 2003         June 30, 2002
                                       -------------------   ------------------

Net rental income from others             $    531              $    328
Gross rental income from others           $  1,335              $  1,156

The increase in net rental income from 2002 to 2003 was the result of higher gross rents as the Company obtained a temporary tenant at a higher rent for the property which the Company operates under a master lease. It is not anticipated that this increase will continue.

General and administrative expenses increased to $819 in 2003 from $759 in 2002. The primary reason for the increase was greater stockholder and insurance costs as well as franchise taxes.

The asset servicing fee due from the Company to NPO increased (2003 - $332, 2002
- $325) pursuant to the terms of the agreement.

Legal and professional fees decreased (2003 - $137, 2002 - $196) as a result of the issuance of stock valued at $32 for services rendered to the Company and legal fees relating to the preparation of proxy materials in 2002.

In 2002 the Company recognized a $60 loss from redeeming notes at face value which were carried at a discount.

Interest expense on the litigation settlement notes decreased (2003 - $139, 2002
- $162) as a result of the redemption of litigation settlement notes during 2002.

Interest expense relating to other debts increased (2003 - $376, 2002 - $263) primarily due to the Company borrowing $3,968 in August 2002 to finance the purchase of real estate.

In 2003 and 2002 the Company recognized $307 and $380, respectively of income tax benefit.

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

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least August 2004. The Company believes that its current liquid assets will be sufficient to fund operations on a short- term basis as well as on a long-term basis.

     The Company obtained an unsecured line of credit on December 15, 2002 which provides for aggregate borrowings of up to $500 with an interest rate of prime plus one percent per annum and terminates December 15, 2003. To date the Company has drawn $283 on the line of credit in order to retire debt. The terms of the line of credit provide that interest shall be payable on the first day of each month.

     The Company's member interests in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

     The purchase agreements with respect to the acquisition of such member interests contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

     YEARS                    MINIMUM       MAXIMUM
     -----                    -------       -------

  2003 to 2009                $   743       $   880
  2010 to final payment       $ 1,050       $ 1,150
    on the notes*

    *Final payment on the notes payable expected 2016 related to the Receivables
     IIA transaction and 2018 for the Receivables IIB transaction.

     The Company believes it will receive significant cash flow after final payment of the notes payable.

ACQUISITIONS AND FINANCINGS

Loans which are scheduled to become due through 2008 are as follows:

                                                                     Outstanding
                                                     Original        Principal
                                                       Loan          Balance at      Due
Purpose                    Creditor                   Amount        June 30, 2003    Date
-------                    --------               -------------    --------------    ----
Repurchase of Notes
Issued by the Company    Blackacre(1)              $ 1,560           $  2,182      09/30/03


Purchase of Mortgages    Unaffiliated Bank(2)(3)   $ 1,000           $    520      05/01/06


Purchase of a Mortgage
and Refinancing of
Existing Mortgages       Unaffiliated Bank(2)(3)   $ 1,450           $    681      11/30/06


Purchase of Real Estate
Assets                   Unaffiliated Bank(4)      $ 4,500           $  4,500      09/01/04


Purchase of Mortgages    Unaffiliated Bank(5)(2)   $   400           $    246      06/01/06


Purchase of Real Estate  Unaffiliated Bank(6)      $ 2,668           $  2,623      06/30/08
Assets

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company intends to refinance the outstanding principal amount prior to its scheduled due date.

(2)  This loan self-amortizes.

(3)  Interest rate is prime plus 1.5% per annum, payable monthly.

(4)  Interest rate is 8.5% per annum. Monthly payments are interest only.

(5)  Interest rate is 8.25% per annum, payable monthly.

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

     The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

                           Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits: 31.1 Chief Executive Officer's Certificate, pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

                   31.2 Chief Financial Officer's Certificate, pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

                   32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) There were no reports of Form 8-K filed during the three months ended June 30, 2003.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DVL, INC.


                                      By:  /s/ JAY THAILER
                                           ---------------------------
                                           Jay Thailer, Executive Vice
                                           President and Chief Financial
                                           Officer

August 12, 2003