Form 10-Q
period 2003-09-30
DVL INC /DE/
filed 2003-11-13
CIK 215639

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to ______________________

Commission file number:    1-8356

                                  DVL, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                  13-2892858
--------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)


70 East 55th Street, New York, New York                      10022
--------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code      (212) 350-9900

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                         Outstanding at November 13, 2003
            -----                         --------------------------------
Common Stock, $.01 par value                           27,772,434

                        DVL, INC. AND SUBSIDIARIES

                                 INDEX

Part I.   Item 1 - Financial Information:                       Pages
                                                                -----

          Consolidated Balance Sheets -
           September 30, 2003 (unaudited) and
           December 31, 2002                                      1-2

          Consolidated Statements of Operations -
          Three Months Ended September 30, 2003 (unaudited)
           and 2002 (unaudited)                                   3,5

          Consolidated Statements of Operations -
           Nine Months Ended September 30, 2003 (unaudited)
           and 2002 (unaudited)                                   4,5

          Consolidated Statement of Shareholders' Equity -
          Nine Months Ended September 30, 2003 (unaudited)        6

          Consolidated Statements of Cash Flows -
          Nine Months ended September 30, 2003 (unaudited)
           and 2002 (unaudited)                                   7-8

          Notes to Consolidated Financial Statements (unaudited) 9-16

          Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations        17-23

          Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                       23

          Item 4 - Controls and Procedures                         23

Part II.  Other Information:

          Item 2 - Changes in Securities and Use of Proceeds       24

          Item 6 - Exhibits and Reports on Form 8-K                24

          Signature                                                25

                      Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  September 30,   December 31,
                                                     2003             2002
                                                 -------------   -------------
                                                  (unaudited)

ASSETS

Residual interests in securitized portfolios         $ 37,242       $ 36,111
                                                     --------       --------

Mortgage loans receivable from affiliated
partnerships (net of unearned interest of
$14,666 for 2003 and $15,579 for 2002)                 28,536         31,222

  Allowance for loan losses                             2,536          2,870
                                                     --------       --------

  Net mortgage loans receivable                        26,000         28,352
                                                     --------       --------

Cash (including restricted cash of $190 and
  $177 for 2003 and 2002)                               2,023          2,373

Investments
  Real estate at cost (net of accumulated
    depreciation of $375 for 2003 and $226 for 2002)    8,653          8,490

  Real estate lease interests                             400            945

  Affiliated limited partnerships (net of allowances
   for losses of $506 and $538, for 2003 and 2002)      1,063          1,066

Deferred income tax benefits                            1,887          1,447

Other assets                                              728            800
                                                     --------       --------

    Total assets                                     $ 77,996       $ 79,584
                                                     ========       ========




                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands except share data)
                                    (continued)

                                                 September 30,   December 31,
                                                     2003           2002
                                                 ------------   ------------
                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes payable - residual interests                 $ 33,846      $  33,416

  Underlying mortgages payable                         16,825         19,391
  Long-term debt - affiliates                           2,276          2,084
  Long-term debt - other                                8,527          8,901
  Notes payable - litigation settlement                 1,746          1,735
  Redeemed notes payable - litigation settlement          791            810
  Fees due to affiliates                                  307            573
  Line of credit                                          237              -

  Security deposits, accounts payable and accrued
    liabilities (including deferred income of $159
    for 2003 and $18 for 2002)                            467            296
                                                     --------       --------

     Total liabilities                                 65,022         67,206
                                                     --------       --------


Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized,
    issued and outstanding 100 shares                       1              1
  Preferred stock, $.01 par value, authorized 5,000,000
  Common stock, $.01 par value, authorized - 90,000,000
    issued and outstanding 21,713,563 shares for 2003
    and 2002                                              217            217
  Additional paid-in capital                           95,802         95,785
  Deficit                                             (83,046)       (83,625)
                                                     --------       --------

     Total shareholders' equity                        12,974         12,378
                                                     --------       --------

     Total liabilities and shareholders' equity      $ 77,996       $ 79,584
                                                     ========       ========



See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                  ----------------------
                                                     2003        2002
                                                  ----------  ----------

Income from affiliates:

  Interest on mortgage loans                      $      691   $     699
  Gain on satisfaction of mortgage loans                  11           -
  Partnership management fees                             74          74
  Management fees                                         39          52
  Transaction and other fees from partnerships             1          98
  Distributions from investments                          20          21

Income from others:

  Interest income - residual interests                 1,151       1,093
  Net rental (loss) income (including depreciation
    and amortization of $47 for 2003 and $22
    for 2002)                                            (36)        194
  Distributions from investments                           7           -
  Other income and interest                               17           8
                                                  ----------  ----------

                                                       1,975       2,239
                                                  ----------  ----------

Operating expenses:

  General and administrative                             349         354
  Asset Servicing Fee - NPO Management LLC               169         164
  Legal and professional fees                             32          76
  Loss on redemption of notes payable                      -          11
  Impairment of real estate lease interest               462           -

Interest expense:

  Underlying mortgages                                   331         354
  Notes payable - residual interests                     707         691
  Affiliates                                              74          73
  Litigation Settlement Notes                             70          68
  Others                                                 190         157
                                                  ----------  ----------

                                                       2,384       1,948
                                                  ----------  ----------

(Loss) income before income tax benefit                 (409)        291

Income tax benefit                                       (58)        (86)
                                                  ----------  ----------


Net (loss) income                                 $     (351) $      377
                                                  ==========  ==========


                                   (continued)

See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                  ----------------------
                                                     2003        2002
                                                  ----------  ----------

Income from affiliates:

  Interest on mortgage loans                      $    2,071   $   2,203
  Gain on satisfaction of mortgage loans                  99         252
  Partnership management fees                            213         226
  Management fees                                        182         206
  Transaction and other fees from partnerships            38         167
  Distributions from investments                          73          67

Income from others:

  Interest income - residual interests                 3,401       3,269
  Net rental income (including depreciation
    and amortization of $142 for 2003 and $75
    for 2002)                                            495         522
  Distributions from investments                          42          29
  Other income and interest                               39          30
                                                  ----------  ----------

                                                       6,653       6,971
                                                  ----------  ----------

Operating expenses:

  General and administrative                           1,168       1,113
  Asset Servicing Fee - NPO Management LLC               501         489
  Legal and professional fees                            169         272
  Loss on redemption of notes payable                      -          71
  Impairment of real estate lease interest               462           -

Interest expense:

  Underlying mortgages                                 1,028       1,236
  Notes payable - residual interests                   2,118       2,079
  Affiliates                                             218         217
  Litigation Settlement Notes                            209         230
  Others                                                 566         420
                                                  ----------  ----------

                                                       6,439       6,127
                                                  ----------  ----------

Income before income tax benefit                         214         844

Income tax benefit                                      (365)       (466)
                                                  ----------  ----------


Net income                                        $      579  $    1,310
                                                  ==========  ==========


                                   (continued)

See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                       2003         2002            2003           2002
                                                   -----------   ----------     ------------   -----------
Basic earnings per share:

      Net (loss) income                            $      (.02)  $      .02     $        .03   $       .06
                                                   ===========   ==========     ============   ===========



Diluted (loss) earnings per share:

      Net (loss) income                            $      (.02) $       .01     $        .01   $       .03
                                                   ===========  ===========     ============   ===========

Weighted average shares outstanding - basic         21,713,563   21,713,563       21,713,563    21,713,563
Effect of dilutive securities                                -   35,314,515       33,655,451    36,948,399
                                                   -----------  -----------     ------------    ----------


Weighted average shares outstanding - diluted       21,713,563   57,028,078       55,369,014    58,661,962
                                                   ===========  ===========     ============   ===========




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                Preferred Stock      Common Stock      Additional
                                ----------------   -------------------   paid-in
                                 Shares   Amount     Shares     Amount   capital    Deficit    Total
                                 -------  ------   ----------  -------  -------- ---------   -------

Balance-January 1, 2003              100  $   1    21,713,563  $   217  $ 95,785 $ (83,625)  $12,378


Net income                             -      -          -           -         -       579       579

Effect of issuance and
  repricing of options                 -      -          -           -        17         -        17
                                 -------  -----    ----------  -------  -------- ---------   -------

Balance-September 30, 2003           100  $   1    21,713,563  $   217  $ 95,802 $ (83,046)  $12,974
                                 =======  =====    ==========  =======  ======== =========   =======









See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                               --------------------
                                                                 2003         2002
                                                               -------      -------
Cash flows from operating activities:

 Income before adjustments                                     $    579     $ 1,310
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Interest income accreted on residual interests                 (424)       (305)
    Accrued interest added to indebtedness                          128         179
    Gain on satisfactions of mortgage loans                         (99)       (252)
    Loss on redemption of notes payable                               -          71
    Issuance and repricing of options                                17           -
    Depreciation                                                    137          76
    Deferred income tax benefits                                   (440)       (380)
    Amortization of unearned interest on loan receivables          (263)       (197)
    Amortization of real estate lease interests                      83         101
    Impairment of real estate lease interest                        462           -
    Imputed interest on notes                                       209         230
    Stock issued for services received                                -          32
    Net decrease in prepaid financing and other assets               72          63
    Net increase (decrease) in accounts payable, security
       deposits and accrued liabilities                              30        (700)
    Net decrease in fees due to affiliates                         (266)       (267)
    Net increase in deferred income                                 141         147
                                                                -------      ------


      Net cash provided by operating activities                     366         108
                                                                -------      ------

Cash flows from investing activities:

  Collections on residual interests                                   7           -
  Collections on loans receivable                                 2,414       2,813
  Real estate acquisitions and capital improvements                   -        (335)
  Net decrease in affiliated limited partnership
   interests and other investments                                    3          12
                                                                -------      ------

      Net cash provided by investing activities                   2,424       2,490
                                                                -------      ------


                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)
                                   (continued)

                                                           Nine Months Ended
                                                              September 30,
                                                          -------------------
                                                            2003       2002
                                                          --------   --------

Cash flows from financing activities:

  Proceeds from new borrowings                            $    283   $    400
  Repayment of indebtedness                                   (554)      (570)
  Payments on underlying mortgages payable                  (2,566)    (2,343)
  Payments on notes payable - residual interest               (284)      (308)
  Payments related to debt redemptions                         (19)      (176)
                                                          --------   --------

     Net cash used in financing activities                  (3,140)    (2,997)
                                                          --------   --------


Net decrease in cash                                          (350)      (399)

Cash, beginning of period                                    2,373      2,987
                                                          --------   --------


Cash, end of period                                        $ 2,023   $  2,588
                                                           =======   ========


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                 $ 3,824   $  3,715
                                                           =======   ========



Supplemental disclosure of non-cash investing and financing activities:

  Residual interests in securitized portfolios -
    increase (decrease)                                    $  (714)  $     93
                                                           =======   ========


  Notes payable - residual interests - increase
    (decrease)                                             $  (714)  $     93
                                                           =======   ========


  Foreclosure on mortgage loan receivable
    collateralized by real estate                          $   300   $    416
                                                           =======   ========


See notes to consolidated financial statements.

                            DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                        (except share and per share data)

1.   Basis of Presentation

     In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three and nine months ended September 30, 2003 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three and nine months ended September 30, 2002 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2003. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The Company purchased its interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow from Receivables II A and Receivables II B. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of principal paid. The amount of the guaranty at September 30, 2003 was $3,366. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through September 30, 2003, the residual interests in securitized portfolios and the notes payable were increased by approximately $182 as a result of purchase price adjustments.

     The following table reconciles the initial purchase price with the carrying value at September 30, 2003:

Initial purchase price             $ 35,791
Adjustments to purchase price           182
Principal payments                      (48)
Accretion                             1,317
                                   --------
                                   $ 37,242
                                   ========

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                  Minimum       Maximum
      -----                  -------       -------
   2003 to 2009              $  743        $  880
   2010 to final payment     $1,050        $1,150
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

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. On November 7, 2003 the Company sold approximately one acre of land for $185 cash and will recognize a small gain in the fourth quarter of 2003. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

(4) A vacant 32,000 square foot former Ames Department Store and approximately one acre of land underlying the building located in Champlain, NY. The property, which was acquired through foreclosure on a mortgage, was recorded at $300, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

The Company also operates an industrial property in Bogota, NJ under a master lease. The Company carries the master lease as an asset (real estate lease interests). Due to vacancies at the property and difficulties arranging a sale of the property, the Company has written down the value of the master lease by $462 during the quarter ended September 30, 2003 to its estimated net realizable value of $400. The estimated net realizable value was determined based on the amount the Company would realize based on current offers to purchase the property. There can be no assurance that a sale of the property will occur. Activity related to the real estate lease interest is included in the real estate segment.

5.   Notes Payable - Litigation Settlement/Redemptions

      In December 1995, DVL completed its obligations under a 1993 settlement the "Limited Partner Settlement" of its class action litigation by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387. The Notes, which are general unsecured obligations of DVL, accrue interest at a rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. The Company has the option to redeem the outstanding Notes by issuing shares of Common Stock (See Note 8, Shareholder's Equity).

     As of September 30, the Company had sent redemption letters to note holders who held Notes that aggregated approximately $1,145, offering to pay the Notes in cash at face value plus accrued interest of approximately $49. As of September 30, 2003, $403 has been paid and the remaining $791 payable is reflected as a non-interest bearing liability.

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

     Notes with an aggregate principal amount of approximately $1,947 remained outstanding as of September 30, 2003 (carrying value $1,746).

     In October, 2003 the Company gave notice of redemption to holders of approximately $750 principal amount of Notes for approximately 6,059,000 shares of Common Stock and $17 principal amount of Notes for cash. Pursuant to the terms of the Notes, the Company had the option to redeem the outstanding Notes by issuing to the holders shares of the Company's Common Stock with a current market value equal to 110% of the face value of the Notes plus accrued and unpaid interest thereon. Notes of approximately $1,180 will remain outstanding after the redemptions.

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

                         Fees Received    Fees Received    Fees Received    Fees Received
                         For The Three    For The Three    For The Nine     For The Nine
                         Months Ended     Months Ended     Months Ended     Months Ended
Affiliate Of               09/30/03         09/30/02         09/30/03         09/30/02
------------            -------------     -------------    -------------    -------------

NPO and Blackacre       $     13          $     7          $    38          $    20
NPO (1)                 $      8          $    57          $   131          $   224

(1) Of the total cash received for the nine months ended September 30, 2003 and 2002, $78 and $78 respectively, represented prior deferred fees paid in the first quarter of 2003 and 2002. The Company is entitled to a current fee of $2 per month and a deferred fee of $7 per month paid annually in the first quarter of the fiscal year. In addition, the Company received annual incentive fees of $50 and $53 during the nine months ending September 30, 2003 and 2002, respectively.

B. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation, and reimbursement of expenses for collection services as follows:

                         Fees For The     Fees For The    Fees For the      Fees For The
                         Three Months     Three Months    Nine Months       Nine Months
                        Ended 09/30/03   Ended 09/30/02   Ended 9/30/03     Ended 9/30/02
                        --------------   --------------   -------------     -------------
                        $     30          $    30         $    125          $    115

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees as follows:

                         Fees For The     Fees For The    Fees For The      Fees For The
                         Three Months     Three Months    Nine Months       Nine Months
                        Ended 09/30/03   Ended 09/30/02  Ended 09/30/03    Ended 09/30/02
                        --------------   --------------   -------------     -------------
                        $      -          $     -         $    12           $    37

The Pembroke Group and the Millenium Group, whose members are affiliates of NPO, were issued a total of 400,000 shares of common stock, valued at $32, during the first quarter of 2002 for additional services rendered to the Company outside the scope of the Asset Servicing Agreement (defined below).

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B, affiliates of NPO and the special director of the Company will be paid investment banking fees of $900 in the aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee is payable without interest, over 30 months starting in January, 2002, from a portion of the monthly cash flow generated by the acquisitions. At September 30, 2003, $270 remained payable.

D. Interest expense on amounts due to affiliates was as follows:

                                 Three Months   Three Months   Nine Months   Nine Months
                                     Ended          Ended         Ended         Ended
                                    09/30/03       09/30/02      09/30/03      09/30/02
                                  -----------    -----------    ---------    ----------
Blackacre Capital Group, LLC     $         73   $         71   $      214    $      208
NPO                                         1              2            4             9
                                 ------------   ------------   ----------    ----------

                                 $         74   $         73   $      218    $      217
                                 ============   ============   ==========    ==========


E. The Company recorded fees to NPO of $501 and $489 for the nine months ended September 30, 2003 and 2002, respectively, plus other expenses of $5 in 2003 and $7 in 2002 under the Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2003 and 2002 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

7.  Contingent Liabilities

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments are significant enough that no amounts were accrued for the nine months ended September 30, 2003 and 2002.

     During the nine months ended September 30, 2003 and 2002, the Company expensed approximately $108 and $219, respectively, for amounts due to the fund, of which approximately $1 and $0, respectively, was accrued at September 30, 2003 and 2002. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

      The real estate lease interest held by the Company's subsidiary, Professional Service Corporation, is subject to a master lease agreement through June 2010 which requires monthly payments of approximately $39. The master lease payments are netted against rental income in the Company's financial statements. DVL is a limited recourse guarantor on debt of approximately $2,286 which is secured soley by DVL's interest in the property.

8.  Shareholder's Equity

    The Company has the option to redeem the outstanding Notes (approximately $1,947 at September 30, 2003) by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of common stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders. On October 10, 2003 the Company gave notice of redemption to the holders of approximately $750,000 principal amount of Notes. Pursuant to such notice, such holder's Notes will be redeemed for an aggregate of approximately 6,059,000 shares of Common Stock.

    In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of Common Stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including without limitation, anti-dilution protection from any redemption of the Notes and subject to a maximum aggregate exercise price of $1,916. At September 30, 2003, shares underlying the Warrants aggregated 32,018,599 at an exercise price of $.06. No warrants have been exercised through September 30, 2003.

    The actual dilutive effect of the Warrants and the Notes cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes and the Warrants. The Company currently intends to exercise at some point in the future its redemption option for the remaining Notes to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

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

9. Earnings per share (unaudited)

The following tables present the computation of basic and diluted per share data for the three and nine months ended September 30, 2003 and 2002.

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                             2003                                      2002
                                               ------------------------------------    --------------------------------------
                                                           Weighted                                  Weighted
                                                            Average                                   Average
                                                           Number of      Per Share                  Number of      Per Share
                                               Amount       Shares          Amount      Amount         Shares         Amount
                                               ------     ----------      ---------    -------     ------------     ---------
Basic EPS,
Income available to common stockholders         $ 579     21,713,563       $    .03    $ 1,310      21,713,563       $  0.06
                                                                           ========                                  =======



Effect of litigation settlement notes             209     13,476,168                       230      14,989,916

Effect of dilutive stock options and warrants       -     20,179,283                         -      21,958,483
                                                -----    -----------                    ------    ------------

Diluted EPS,
Income available to common stockholders         $ 788     55,369,014       $    .01     $1,540      58,661,962       $  0.03
                                                =====    ===========       ========     ======    ============       =======


                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                             2003                                      2002
                                                -----------------------------------     -------------------------------------
                                                           Weighted                                  Weighted
                                                            Average                                   Average
                                                           Number of      Per Share                  Number of      Per Share
                                               Amount       Shares          Amount      Amount         Shares         Amount
                                               ------     ----------      ---------    -------     ------------     ---------
Basic EPS,
Income available to common stockholders         $(351)    21,713,563      $   (.02)     $ 377       21,713,563       $  0.02
                                                                          ========                                   =======



Effect of litigation settlement notes               -              -                       68       14,435,869

Effect of dilutive stock options and warrants       -              -                        -       20,878,646
                                                -----     ----------                    -----     ------------

Diluted EPS,
Income available to common stockholders         $(351)    21,713,563      $   (.02)     $ 445       57,028,078       $  0.01
                                                =====    ===========      ========      =====     ============       =======

    At September 30, 2003 and 2002 there were 4,008,131 and 3,848,131, respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

     The following pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123.

                                         Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                          2003        2002          2003          2002
                                          ----        ----          ----          ----
Net (loss) income                      $  (351)    $   377       $   579       $ 1,310
Stock-based employee compensation
 expense included in reported net
 income, net of related tax effects          4           -            17             -
Stock-based employee compensation
 determined under the fair value
 based method, net of related tax
 effects                                    (4)          -           (17)            -
                                       -------     -------       -------       -------

Proforma net (loss) income             $  (351)    $   377       $   579       $ 1,310
                                       =======     =======       =======       =======

(Loss) earnings per share:
   Basic                               $  (.02)    $  0.02       $   .03       $  0.06
                                       =======     =======       =======       =======
   Diluted                             $  (.02)    $  0.01       $   .01       $  0.03
                                       =======     =======       =======       =======

Proforma (loss) earnings per share
   Basic                               $  (.02)    $  0.02       $   .03       $  0.06
                                       =======     =======       =======       =======
   Diluted                             $  (.02)    $  0.01       $   .01       $  0.03
                                       =======     =======       =======       =======

For the three and nine months ended September 30, 2003 the Company recognized an expense of $4 and $17, respectively, relating to the issuance and repricing of options.

10.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $365 and $361 in the nine months ended September 30, 2003 and 2002 respectively, include $365 and $380 of deferred income tax benefit, respectively.

                                            Nine Months Ended
                                              September 30,
                                         --------------------
                                           2003         2002
                                         -------      -------
            Revenues
              Real estate                $ 3,213      $ 3,672
              Residual interests           3,401        3,269
              Corporate/Other                 39           30
                                         -------      -------

       Total consolidated revenues       $ 6,653      $ 6,971
                                         =======      =======

            Net income
              Real estate                $(1,056)     $  (203)
              Residual interests           1,270        1,152
              Corporate/Other                365          361
                                         -------      -------

       Total consolidated net income     $   579      $ 1,310
                                         =======      =======


                                              September 30,
                                         --------------------
                                           2003         2002
                                         -------      -------
            Assets
              Real estate                $38,796      $43,023
              Residual interests          37,313       37,304
              Corporate/other              1,887        1,430
                                         -------      -------

        Total consolidated assets        $77,996      $81,757
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

     For the nine months ended September 30, 2003 and 2002 the Company recognized $440 and $380, respectively of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

     This September 30, 2003 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS: A write-down for impairment is recorded based upon a periodic review of the real estate and real estate lease interests owned by the Company. Real estate and real estate lease interests are carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amounts ultimately reflected in an appraisal or realized upon a disposition may differ materially from the carrying value.

     A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Company may provide for write-downs in the future and such write-downs could be material.

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

RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify the following freestanding financial instruments as liabilities: mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for the first periods beginning after June 15, 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance on when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN 46 is effective for years ending after December 15, 2003.

The Company has not yet determined what impact the adoption of SFAS No. 150 and FIN 46 will have on its operations and financial positions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

DVL had a net loss of $351 as compared to net income of $377 for the three months ended September 30, 2003 and 2002, respectively.

Interest income on mortgage loans from affiliates decreased (2003 - $691, 2002 - $699) and interest expense on underlying mortgages decreased (2003 - $331, 2002
- $354) principally because the Company was satisfied on two mortgage loans thus repaying the underlying mortgages. In addition the Company foreclosed on two mortgage loans which were delinquent.

The gain on satisfaction of mortgage loans was as follows:

                                     Three Months Ended     Three Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------
                                        $     11                $      -

Gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage loan is greater than its carrying value. The gain for the three months ended September 30, 2003 resulted from additional proceeds received on mortgages which were satisfied in prior periods.

Management fees decreased (2003 - $39, 2002 - $52) due to the foreclosure of a property under the Company's management.

Transaction and other fees from affiliated limited partnerships were as follows:

                                     Three Months Ended     Three Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------
                                          $      1               $     98


Transaction fees are earned by the Company in connection with sales of partnership properties, and fewer partnership properties were sold during the third quarter 2003 compared to the third quarter 2002.

Interest income on residual interests (2003 - $1,151, 2002 - $1,093) and interest expense on the related notes payable (2003 - $707, 2002 - $691) remained consistent as the periodic payment receivables continued to perform.

                                     Three Months Ended     Three Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------
Net rental (loss) income from others      $     (36)            $     194
Gross rental income from others           $     392             $     615

The decrease in net rental income was the result of the temporary tenant, which had contributed to higher gross rents in previous periods, vacating the property operated by the Company under the master lease.

The Company has recognized an impairment on the real estate lease interest of $462 in 2003 to properly reflect the anticipated realizable value following the vacancy of a portion of the property by the temporary tenant. The Company continues to try to sell the underlying property and its master lease pursuant to an agreement with the fee owner which allocates sale proceeds between the parties.

General and administrative expenses decreased (2003 - $349, 2002 - $354). The primary reasons for the decrease were decreased stockholder costs and decreased office equipment costs.

The asset servicing fee due from the Company to NPO increased (2003 - $169, 2002
- $164) pursuant to the terms of the Asset Servicing Agreement.

In 2002 the Company recognized an $11 loss from redeeming notes at face value which were carried at a discount.

Interest expense relating to other debts increased (2003 - $190, 2002 - $157) because the Company borrowed $3,968 in August 2002 to finance the purchase of real estate.

In 2003 the Company recognized an income tax benefit of $83 reduced by an income tax expense of $25. In 2002 the income tax benefit of $86 relating to the elimination of the alternative minimum tax for 2001 was not reduced by an income tax expense as no expense was anticipated for the period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

DVL had net income of $579 and $1,310 for the nine months ended September 30, 2003 and 2002.

Interest income on mortgage loans from affiliates decreased (2003 - $2,071, 2002
- $2,203) and interest expense on underlying mortgages decreased (2003 - $1,028, 2002 - $1,236). During 2002 and 2003, the Company was satisfied on two mortgage loans, thus repaying the underlying mortgages. In addition the Company foreclosed on two mortgage loans which were delinquent.

Gain on satisfaction of mortgage loans were as follows:

                                     Nine Months Ended      Nine Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------
                                       $     99               $    252

The gains in 2002 and 2003 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values of such loans.

Transaction and other fees from affiliated limited partnerships were as follows:

                                     Nine Months Ended      Nine Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------
                                          $     38               $   167

Transaction fees were earned by the Company in connection with the sales of partnership properties and the Company sold fewer partnership properties during 2003 compared to 2002.

Management fees decreased (2003 - $182, 2002 - $206) due to the foreclosure of a property under the Company's management.

Interest income on residual interests (2003 - $3,401, 2002 - $3,269) and interest expense on the related notes payable (2003 - $2,118, 2002 - $2,079) remained consistent as the periodic payment receivables continued to perform.

                                     Nine Months Ended      Nine Months Ended
                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------
Net rental income from others             $    495               $    522
Gross rental income from others           $  1,727               $  1,772

The decrease in net rental was the result of a temporary tenant, which had contributed to higher gross rents in prior periods, vacating the property operated by the Company under the master lease.

The Company has recognized an impairment on the real estate lease interest of $462 in 2003 to properly reflect the anticipated realizable value following the vacancy of a portion of the property by the temporary tenant. The Company continues to try to sell the underlying property and its master lease pursuant to an agreement with the fee owner which allocates sale proceeds between the parties.

General and administrative expenses increased to $1,168 in 2003 from $1,113 in 2002. The primary reasons for the increase were greater stockholder and insurance costs as well as franchise taxes.

The asset servicing fee due from the Company to NPO increased (2003 - $501, 2002
- $489) pursuant to the terms of the Asset Servicing Agreement.

Legal and professional fees decreased (2003 - $169, 2002 - $272) as a result of the Company requiring fewer legal and professional services.

In 2002 the Company recognized a $71 loss from redeeming notes at face value which were carried at a discount.

Interest expense on the litigation settlement notes decreased (2003 - $209, 2002
- $230) as a result of the redemption of litigation settlement notes during 2002.

Interest expense relating to other debts increased (2003 - $566, 2002 - $420) primarily due to the Company borrowing $3,968 in August 2002 to finance the purchase of real estate.

In 2003 the Company recognized an income tax benefit of $440 reduced by an income tax expense of $75. In 2002 a deferred income tax benefit of $380 and an income tax benefit of $86 relating to the elimination of the alternative minimum tax for 2001 were not reduced by an income tax expense as no expense was anticipated for the period.

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

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least November 2004. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company obtained an unsecured line of credit on December 15, 2002 which provides for aggregate borrowings of up to $500 with an interest rate of prime plus one percent per annum and terminates December 15, 2003. To date the Company has drawn $283 on the line of credit in order to retire an underlying mortgage loan which bore interest at a higher rate. The terms of the line of credit provide that interest shall be payable on the first day of each month. The Company is repaying the line of credit monthly.

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

ACQUISITIONS AND FINANCINGS

Loans which are scheduled to become due through 2008 are as follows:

                                                                     Outstanding
                                                    Original        Principal
                                                      Loan          Balance at        Due
Purpose                    Creditor                  Amount     September 30, 2003    Date
-------                    --------              -------------  ------------------    ----
Repurchase of Notes
Issued by the Company    Blackacre(1)              $ 1,560        $  2,276        01/02/05


Purchase of Mortgages    Unaffiliated Bank(2)(3)   $ 1,000        $    479        05/01/06


Purchase of a Mortgage
and Refinancing of
Existing Mortgages       Unaffiliated Bank(2)(3)   $ 1,450        $    653        11/30/06


Purchase of Real Estate
Assets                   Unaffiliated Bank(4)      $ 4,500        $  4,532        09/01/04


Purchase of Mortgages    Unaffiliated Bank(5)(2)   $   400        $    238        06/01/06


Purchase of Real Estate
Assets                   Unaffiliated Bank(6)      $ 2,668        $  2,625        06/30/08

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company paid a fee of $25 to extend the due date for the payment of the then outstanding principal until 01/02/05.

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

     As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

   No change occurred in the Company's internal controls concerning financial reporting during the Company's third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                        Part II - Other Information

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 10, 2003, the Company gave notice of redemption to the holders of approximately $750,000 principal amount of Notes. Pursuant to the terms of the Notes, the Company had the option to redeem the outstanding Notes by issuing to the holders shares of the Company's Common Stock with a current market value equal to 110% of the face value of the Notes plus accrued and unpaid interest thereon. Such holders' Notes will be redeemed for an aggre- gate of 6,058,871 shares of Common Stock. There were no underwriters or placement agents involved in the redemption and no commissions were paid. The Company relied upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits: 31.1 Chief Executive Officer's Certificate, pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

                   31.2 Chief Financial Officer's Certificate, pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

                   32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) During the three months ended September 30, 2003 the Company filed a Form 8-K dated August 14, 2003.

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

November 13, 2003