Form 10-K
period 2003-12-31
DVL INC /DE/
filed 2004-03-30
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 OR
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________

Commission File No. 1-8356
                    ------
                                    DVL, INC.
                                    ---------
          (Exact name of Registrant as specified in its charter)

            Delaware                                   13-2892858
            --------                                   ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

70 East 55th Street, 7th Floor, New York                10022
------------------------------------------------------------------------------

(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 350-9900
                                                   --------------

         Securities registered pursuant to Section 12(g) of the Act:

                                              Name of Each Exchange
      Title of Each Class                      On Which Registered
      -------------------                     ---------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes                  No   X
                                           -----              -----

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of the last day of the registrant's most recently completed second quarter was $3,175,334.

The number of shares outstanding of Common Stock of the Registrant as of March 30, 2004 was 27,738,402.

                                    DVL, INC.

              INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                  THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2003

                               ITEMS IN FORM 10-K
                               ------------------

                                                                   Page
                                                                   ----
                                     PART I

Item  1.  Business                                                  1
Item  2.  Properties                                                8
Item  3.  Legal Proceedings                                         8
Item  4.  Submission of Matters to a Vote of Security Holders       8


                                     PART II

Item  5.  Market for Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of
           Equity Securities                                        9
Item  6.  Selected Financial Data                                  10
Item  7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     12
Item  7A. Quantitative and Qualitative Disclosures About
           Market Risk                                             24
Item  8.  Financial Statements and Supplementary Data              25
Item  9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                     26
Item 9A.  Controls and Procedures                                  26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant       26
Item 11.  Executive Compensation                                   29
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters         32
Item 13.  Certain Relationships and Related Transactions           40
Item 14.  Principal Accountant Fees and Services                   43

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                            44

                                     PART I

     This 2003 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financings, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

All dollar amounts presented herein are in thousands except share and per share amounts.

ITEM 1.  BUSINESS.

OVERVIEW

     DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which the Company serves as general partner (each an "Affiliated Limited Partnership") and (c) the Company performs real estate asset management and administrative services.

(a) DVL is the 99.9% owner of two entities whose sole assets are the residual interests in five securitized receivable pools. The securitized receivable pools consist of receivables which are the obligations of various insurance companies to pay money over a term of years. DVL receives the residual cash flow from the five securitized receivable pools after payment to unrelated securitized noteholders.

(b) The mortgage loans held by the Company are primarily "wrap-around" mortgage loans which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders. These underlying loans self-liquidate from the base rents payable by the tenants over the primary term of their leases. The majority of the mortgage payments from the Affiliated Limited Partnerships are used to pay the underlying mortgage holders' required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships' percentage rent income as additional debt service.

(c) DVL is the general partner of approximately 60 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 2.5 million square feet. A majority of the properties are subject to long-term triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The Company also performs real estate and partnership management services for these partnerships. The Company, for numerous reasons detailed in Critical Accounting Policies in Item 7 of this Form 10-K, does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and in some cases limited partner interest nor does DVL account for such interests on the equity method. In the first quarter of 2004, the Company may be required to consolidate certain of the Affiliated Limited Partnerships based on FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities".

     The Company's other principal assets include (a) real estate interests held for development, and (b) limited partnership interests in certain Affiliated Limited Partnerships.

     The Company derives the majority of its income from (a) the residual interests in securitized receivables portfolios, net of interest expense on the related notes payable, (b) the wrap-around mortgages (as a result of the difference in the effective interest rates between the wrap around mortgage and the underlying mortgages), (c) percentage rents received from various tenants of the Affiliated Limited Partnerships, (d) rentals received as a result of its real estate holdings, (e) fees received as General Partner of the Affiliated Limited Partnerships (including disposition and management fees), (f) distributions received as a limited partner in the Affiliated Limited Partnerships, and (g) fees from management contracts.

     As of December 31, 2003, the Company had net operating loss carry- forwards ("NOLS") aggregating approximately $42,000 which expire in various years through 2019, including $35,000 which expire through 2007. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests will utilize significant NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

     DVL believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through March 2005. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See Management Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to the terms of the 1993 Settlement of class action between the limited partners and DVL (the "Limited Partner Settlement"), a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments to income were significant enough that no amounts were accrued for 2001, 2002 or 2003. However, as a result of cash flows on certain mortgages the Company expensed for amounts due to the fund $236, $217, and $551 in 2003, 2002, and 2001, respectively.

     The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio, (ii) obtain additional investments and (iii) expand through the acquisition of one or more companies to generate additional income and cash flow. The Company anticipates that it would finance any possible future acquisition through new borrowing or the issuance of its common or preferred stock (though in order for the Company to maximize the use of its NOLS' the issuance of stock may be limited by the rules affecting the use of operating loss carryforwards. See Item 12 for a more detailed discussion). There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions.

     Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without the prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company, if such sale, purchase or transfer would in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code. See Changes in Control in Item 12 for a more detailed discussion.

     The principal executive offices of the Company are located at 70 East 55th Street, 7th Floor, New York, New York 10022. The Company's telephone number is
(212) 350-9900. The Company and its subsidiaries have not engaged in any business activity outside of the United States.

BUSINESS ACTIVITIES

     RESIDUAL INTERESTS IN SECURITIZED PORTFOLIOS

     During 2001, the Company, through its wholly-owned consolidated subsidiary, S2 Inc. ("S2"), acquired 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables II-B LLC, a limited liability company ("Receivables II-B"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interests entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B receive all of the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interests for an aggregate purchase price of approximately $35,791, including costs of approximately $1,366 which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature from August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2003 was $3,355. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through December 31, 2003, the residual interests in securitized portfolios and the notes payable were decreased by approximately $532 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

     The following table reconciles the initial purchase price with the carrying value at December 31, 2003:

Initial purchase price             $ 35,791
Adjustments to purchase price          (532)
Principal payments                      (48)
Accretion                             1,451
                                   --------
                                   $ 36,662
                                   ========

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                Minimum       Maximum
      -----                -------       -------
   2004 to 2009            $  743        $  880
   2010 to final payment   $1,050        $1,150
     on notes payable*

      *Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

     MORTGAGE LOANS

     The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships secured by the types of properties discussed in the Overview, above. Most of the loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loan over the primary term of the related lease. The Company builds equity in the mortgage loans over time as the principal balances of such underlying mortgage loans are amortized. At December 31, 2003, the Company had investments in 28 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $25,986 (prior to the allowance for loan losses of approximately $2,386). These mortgage loan receivables are subject to underlying mortgage obligations of $14,753.

     Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

     DVL's mortgage portfolio included 20 loans with a net carrying value of $22,095 as of December 31, 2003, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. These mortgage loan receivables were subject to underlying mortgage obligations of $13,534 as of December 31, 2003. Wal-Mart is a public company subject to the reporting requirements of the SEC. If Wal-Mart closes a store it is required to pay the rent with respect to such property. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

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

     All of the Company's mortgage loans are pledged to secure the indebtedness of the Company to NPO Management, LLC ("NPO") and Blackacre Capital Group, LLC ("BCG") subject to prior pledges, which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. See Items 7 and 13 below for a description of certain related transactions involving NPO and BCG.

     LOAN PORTFOLIO

     The following table sets forth the number of various loans owed to the Company which are outstanding, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2003. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan.

                                                  Number   Aggregate   Allowance
                                                    of       Loan      for Loan
                 Type of Loan                     Loans      Amount     Losses
                 ------------                     ------   ---------   ---------
Long-term mortgages due from Affiliated
 Limited Partnerships                                      $ 40,286
     Less:  unearned interest (1)                           (14,300)
                                                           --------

      Total loans collateralized by mortgages       28       25,986     $ 2,386
                                                    --     --------      ------

Loans collateralized by limited partnership
 interests                                          18          255         215
                                                    --     --------      ------

Advances due from Affiliated Limited Partnerships    7          103
                                                    --     --------      ------

      Total loans                                   53     $ 26,344     $ 2,601
                                                    ==     ========     =======

--------------
(1) Unearned interest represents the unamortized balance of discounts on previously funded loans.

     INVESTMENTS IN AFFILIATED LIMITED PARTNERSHIPS

     The Company over the years has acquired various limited partnership interests in Affiliated Limited Partnerships. At December 31, 2003 and 2002, the Company's carrying value of such limited partnerships was $1,000 and $1,066, respectively.

      In the first quarter of 2004, the Company may be required to consolidate certain of the Affiliated Limited Partnerships based on FIN 46.

     PARTNERSHIP AND PROPERTY MANAGEMENT

     The Company is the general partner of approximately 60 Affiliated Limited Partnerships, which the Company does not consolidate (see Overview, above), from which it receives management, transaction and other fees. The Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, is engaged in the management of an industrial property located in New Jersey pursuant to a master lease. This master lease permits PSC to sub-lease the property to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the entity that owns the property.

     In January 2003, the Company was advised that its largest subtenant at the PSC Property would be selling its assets and it subsequently filed for Chapter 11 Bankruptcy protection. The Company negotiated a lease extension with its subtenant thru June of 2003.

     As of March 17th, 2004, the Company and fee owner of the property have executed a contract of sale to a third party, subject to due diligence, under which the Company will retain a portion of such net sale proceeds. The closing is anticipated on or about June 15, 2004. There can be no assurance that the Company will consummate the sale of the property on acceptable terms or at all.

FEES FOR SERVICES

     The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, Blackacre (as defined below). The fees from management service contracts are as follows:

                         2003      2002      2001
                         ----      ----      ----

Affiliate Of
------------

NPO and Blackacre       $  24     $  24     $   0
NPO                     $ 198     $ 215     $ 804

     REAL ESTATE HOLDINGS

     The Company currently owns the following properties:

(1) Eight industrial buildings totaling 347,000 square feet on approximately eight acres located in Kearny, NJ leased to various unrelated tenants.

     This site represents a portion of the Passaic River Development area as designated for redevelopment by the town of Kearny, New Jersey.

     The Company has requested a meeting with the town in order to discuss the future of the property and the possibility of the Company being designated as the developer.

      Pending final resolution of this issue, the Company continues to lease the property to multiple tenants and receives a positive cash flow from the properties.

(2) An 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which adjoins the property described above.

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edwards, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $110 after the sale of approximately one acre of land in November 2003 and a reduction in the carrying value for $295 of insurance proceeds relating to a vandalism claim.

(4) A vacant 32,000 square foot former Ames Department Store and approximately one acre of land underlying the building located in Champlain, NY. The property, which was acquired through foreclosure on a mortgage, was recorded at $300, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

(5) The Company also operates an industrial property in Bogota, NJ under a master lease. The Company carries the master lease as an asset (real estate lease interests). Due to vacancies at the property and difficulties arranging a sale of the property, the Company has written down the value of the master lease by $762 during the year ended December 31, 2003 to its estimated net realizable value of $100. The estimated net realizable value was determined based on the amount the Company would expect based on the existing agreement of sale. There can be no assurance that the Company will consummate the sale of the property on acceptable terms or at all. Activity related to the real estate lease interest is included in the real estate segment.

     EMPLOYEES

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

     As of March 2004, the Company had 11 employees through CSI, all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its employees to be good.

     SEGMENTS

    The Company has two reportable segments; real estate and residual interests.

     You can find information about our business segment information in "Note
12. Segment Information" of our Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES.

     The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 5,600 square feet of office space. The lease for such office space is due to expire on January 31, 2008. The base rent is $216 per annum. A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 19, 2004, the last reported sale price of DVL common stock was $.14 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2003 and 2002. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2003                                     High         Low
----                                     ----         ---

Fourth Quarter  . . . . . . . . . . .   $ .17       $ .12
Third Quarter . . . . . . . . . . . .     .18         .12
Second Quarter  . . . . . . . . . . .     .20         .12
First Quarter . . . . . . . . . . . .     .20         .14


2002                                     High         Low
----                                     ----         ---

Fourth Quarter  . . . . . . . . . . .   $ .19       $ .09
Third Quarter . . . . . . . . . . . .     .21         .12
Second Quarter  . . . . . . . . . . .     .21         .13
First Quarter . . . . . . . . . . . .     .24         .08




     At March 22, 2004, there were 3,775 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                   Consolidated Statements of Operations Data
                    (In thousands except for per share data)


                                                                     Year Ended December 31,

                                                 2003         2002         2001        2000         1999
                                                 ----         ----         ----        ----         ----
Revenues
  Affiliates                                 $  3,630      $ 4,087       $ 5,303     $ 4,812     $  6,360
  Other                                         5,474        5,007         4,252       1,251        1,375
                                             --------      -------       -------     -------     --------
          Total                              $  9,104      $ 9,094       $ 9,555     $ 6,063     $  7,735
                                             ========      =======       =======     =======     ========

Income

         Net Income                          $    548      $ 1,391       $ 2,866     $   505     $  2,293
                                             ========      =======       =======     =======     ========

Basic earnings per share:

         Net Income                          $    .02      $   .06       $   .17     $   .03     $    .14
                                             ========      =======       =======     =======     ========


Diluted earnings per share:

         Net Income                          $    .02     $    .03      $    .03     $   .01     $    .04
                                             ========     ========      ========     =======     ========


                         Consolidated Balance Sheet Data
                                 (In thousands)
                                As at December 31


                                         2003          2002         2001           2000         1999
                                         ----          ----         ----           ----         ----
Total assets                           $74,740       $79,584      $79,690        $45,437      $41,858
                                       =======       =======      =======        =======      =======

Notes payable - residual interests     $33,016       $33,416      $35,044        $     -      $     -
                                       =======       =======      =======        =======      =======

Underlying mortgages payable           $14,753       $19,391      $22,218        $26,019      $27,692
                                       =======       =======      =======        =======      =======

Debt and notes payable                 $11,642       $12,720      $ 8,911        $10,781      $ 5,156
                                       =======       =======      =======        =======      =======
Shareholders' equity                   $13,665       $12,378      $10,955        $ 7,573      $ 7,068
                                       =======       =======      =======        =======      =======


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All dollar amounts presented herein are in thousands except share and per share amounts.

INTRODUCTION

     The Company is principally a commercial finance company which owns and services a portfolio of secured commercial mortgage loans. In addition, the Company manages numerous real properties and limited partnerships which own real properties. In 2001, the Company purchased ownership interests in two securitized receivable portfolios, which provide significant cash flow and income for the Company.

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through March 2005. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of portions of its mortgage portfolio and/or borrowings against its mortgage portfolio and/or real properties.

     Many of the mortgages currently held by the Company have underlying loans which are serviced by a substantial portion of the cash flow generated from the repayment of the Company's mortgage portfolio. A portion of these underlying loans will be fully paid in the year 2009 and will thereafter provide significant cash flow to the Company.

     The Company continues to actively pursue additional opportunities to purchase either mortgages and/or real estate assets. The Company anticipates that it would finance such acquisitions principally through new borrowings and secondarily through the issuance of its common or preferred stock (though the issuance of stock may be limited by the rules affecting the use of operating loss carryforwards. See Item 12 for a more detailed discussion).

      The Company's current strategy is to continue to maximize the value of its assets and meet its short term working capital needs by servicing its existing portfolio and, in addition, expand through the acquisition of assets or companies that would generate additional income.

     There can be no assurance that the Company will be able to identify or acquire such assets or businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions.

      At December 31, 2003, the Company had NOLS aggregating approximately $42,000 which will expire in various years through 2019 including $35,000 which will expire through 2007.

      If the Company generates taxable income in the future, it may be subject to limitations on the use of its NOLS pursuant to the provisions of the Internal Revenue Code. It is currently anticipated that the taxable income associated with the acquisition of the securitized receivable portfolios will continue to utilize significant portions of the Company's NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

SIGNIFICANT EVENTS

ACQUISITION OF RESIDUAL INTERESTS IN SECURITIZED PORTFOLIOS

     During 2001, the Company, through its wholly-owned consolidated subsidiary, acquired 99.9% Class B member interests in Receivables II-A and Receivables II-B from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interests entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B receive all of the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.

     The Company purchased its interests for an aggregate purchase price of approximately $35,791, including costs of approximately $1,366 which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2003 was $3,355. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through December 31, 2003, the residual interests in securitized portfolios and the notes payable were decreased by approximately $532, as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

     The following table reconciles the initial purchase price with the carrying value at December 31, 2003:

Initial purchase price             $ 35,791
Adjustments to purchase price          (532)
Principal payments                      (48)
Accretion                             1,451
                                   --------
                                   $ 36,662
                                   ========

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                  Minimum       Maximum
      -----                  -------       -------

   2004 to 2009              $  743        $  880
   2010 to final payment     $1,050        $1,150
     on notes payable*

      *Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

The Company believes it will receive significant cash flows after final payment of the notes payable.

     RECENT DEBT REDEMPTIONS

     To date, the Company has redeemed an aggregate of $1,161 principal amount of the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes") for cash at the face value plus accrued interest of approximately $49. As of December 31, 2003, $409 has been paid and the remaining $801 payable is reflected as a non-interest bearing liability.

     In October 2003, in accordance with the formula set forth in the Notes, the Company redeemed approximately $750 face value of Notes by issuing 6,024,839 shares of Common Stock.

     The Company has the option to redeem the outstanding Notes by issuing additional shares of common stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the common stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of common stock that may have to be issued to redeem the outstanding Notes. The redemption of the outstanding Notes may cause significant dilution for current shareholders. The actual dilutive effect cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the outstanding Notes. The Company currently intends to exercise at some point in the future its redemption option to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

     Notes with an aggregate principal amount of approximately $1,171 remain outstanding as of December 31, 2003. The redemptions and the exchange of Notes for common stock by Blackacre (as defined below) have reduced the potential dilutive effective on the Company's current stockholders that would result from redemption of the Notes for shares of common stock. However, given the aggregate principal amount of Notes which remains outstanding, the potential dilutive effect of such a redemption is still significant.

     BLACKACRE TRANSACTION

In an effort to reduce the potential future dilution to existing shareholders resulting from a redemption of the Notes for stock, in December 2001 the Company entered into an agreement with Blackacre Bridge Capital, LLC ("Blackacre"), an affiliate of BCG and Stephen Feinberg, under which Blackacre exchanged $1,188 principal amount of Notes for 4,753,113 shares of DVL's common stock (the "Exchange Agreement"). This represented a conversion rate of $.25 per share.

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

If at any time after December 31, 2005, Blackacre is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then Blackacre shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by Blackacre would have an aggregate market value of not more than $1,000 dollars.

The transaction resulted in a gain of $482 in 2001. As a result of the exchange, Blackacre and its affiliates now own approximately 20% of DVL's issued and outstanding common stock.

     NPM AND NPO TRANSACTIONS

     In September 1996, in an effort to alleviate liquidity problems and meet certain mandatory debt repayment requirements, the Company entered into a loan transaction with NPM Capital, LLC ("NPM") pursuant to which NPM purchased certain loans from creditors of the Company. The original principal loan amount from NPM was $8,382 (the "Original Loan").

     Under the terms of the Original Loan, the principal balance was payable over six years with interest accruing at the rate of 10.25% per annum. In May 1999, DVL repaid all amounts due under the NPM loan.

     In connection with the transactions contemplated by the Original Loan, in March 1996, the Company and NPO, an affiliate of certain principals of NPM, entered into an Asset Servicing Agreement (the "Asset Servicing Agreement"), pursuant to which NPO is providing the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. In consideration for such services, the Company pays NPO $600 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions. During 2001 the agreement was extended under the same terms and conditions for an additional five years to March 2008. The current annual fee is $674. The Company recorded fees to NPO of $669, $652, and $640 under the Asset Servicing Agreement for 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002 the Company owed NPO accrued fees of $38, and $33, respectively.

     In connection with the Original Loan, certain affiliates of NPM acquired an aggregate of 1,000,000 shares (the "Base Shares") of the Company's Common Stock for $200. The Base Shares currently represent approximately 3.6% of the outstanding Common Stock of the Company. An affiliate of NPM also acquired 100 shares of preferred stock of the Company for $1. The Company issued to affiliates of NPM, warrants (the "Warrants"), exercisable as of January 1999, to purchase such number of shares of Common Stock as, when added to the Base Shares, adjusted for shares of common stock subsequently issued to, or purchased in the open market by affiliates of NPM and NPO represent an aggregate of 49% of the outstanding Common Stock of the Company on a fully- diluted basis. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject to a maximum aggregate exercise price of approximately $1,900. At December 31, 2003, shares underlying the Warrants and exercise price aggregated 26,182,049 and $.07, respectively. The Warrants expire on December 31, 2007. The Warrants were valued for financial statement purposes at $516 at the date of issuance and such value resulted in a debt discount which was amortized using the effective interest rate method. Through March 2004, no Warrants have been exercised.

     The possibility that some or all of the Warrants may be exercised creates the potential for significant dilution of the current stockholders. The actual dilutive effect cannot be currently ascertained, since it depends on whether and if so to what extent, the Warrants are exercised and, because the Warrants have anti-dilution protection from the redemption of the Notes for common stock. The actual dilutive effect of a redemption of the outstanding Notes cannot be currently ascertained since it depends on the number of shares actually issued to satisfy the outstanding Notes.

RESULTS OF OPERATIONS

     DVL had net income as follows:

                                      2003             2002         2001
                                      ----             ----         ----

Net income                           $ 548          $ 1,391      $ 2,866

         Interest income on mortgage loans from affiliates decreased (2003 - $2,645, 2002 - $2,903, 2001 - $3,118,) and interest expense on underlying mortgages decreased (2003 - $1,328, 2002 - $1,648, 2001 - $2,029), as a result of a reduction in the size of DVL's mortgage portfolio.

         Gains on satisfaction of mortgage loans were as follows:

                                      2003             2002         2001
                                      ----             ----         ----

                                     $ 199          $   252      $   615

These gains resulted from the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the Company's carrying value.

     Management fees decreased (2003 - $222, 2002 - $239, 2001 - $804) in 2003 from 2002 and 2002 from 2001 primarily as a result of the Company earning a $443 incentive fee from a management contract during 2001.

     Included in management fees was incentive management fees of $443 received during 2001, from PBD Holdings, Inc. an entity that is owned by affiliates of NPO and BCG ("PBD"). Incentive management fees are earned when properties owned by PBD are sold; therefore, the fees earned by the Company vary based on the sales proceeds. PBD currently has one parcel of land remaining.

     The Company also provided property management and administrative services for which it received fees of $222, $239, and $361, for 2003, 2002, and 2001, respectively, which are included in management fees. The decreases in property management and administrative services from 2002 to 2003 were a result of fewer property management contracts. The fees for 2001 included non recurring fees of $174.

In 2003, the Company recognized a gain of $166 on sale of real estate assets previously obtained through foreclosure on a mortgage.

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                      2003             2002         2001
                                      ----             ----         ----

                                     $ 133          $   293      $   260

Transaction and other fees were earned in connection with the sales of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

     Interest income on residual interests (2003 - $4,524, 2002 - $4,373, 2001 - $2,802) and interest expense on the related notes payable (2003 - $2,796; 2002 - $2,771, 2001 - $1,840) increased in 2003 and 2002 over 2001 as DVL completed the acquisitions of residual interests in March 2001 and August 2001.

Rental income from others was as follows:

                                      2003          2002         2001
                                      ----          ----         ----

Net rental income from others        $  697        $  561       $  720

Gross rental income from others      $2,173        $2,441       $2,122

     The increase in net rental income in 2003 from 2002 resulted primarily from the Company, as a result of an agreement between the Company and the property owner, not accruing master lease payments of $118 and real estate taxes of $67 during 2003 relating to the property the Company operates under a master lease. The increases resulting from expense reductions were partially offset by a decline in gross rental income as a result of a major tenant vacating the property and a temporary tenant for the space paid a reduced rent for January through June 2003. The property is currently under contract to be sold and the obligations of the master lease payments and real estate taxes will be satisfied at closing according to an agreement with the fee owner of the property. The Company expects to receive $100 base on the existing agreement of Sale. The Sale is scheduled to close on or about June 15, 2004. There can be no assurance that the Company will consummate the sale of the property on acceptable terms or at all. Additionally in 2002 net rental income included $334 of bad debts relating to the write off of receivables from a major tenant.

     The decrease in net rental income in 2002 from 2001 was primarily the result of an increase in bad debts of $334 relating to write off of receivables from a major tenant. The increase in bad debts was partially offset by higher gross rents.

     Distributions from investments from others increased slightly in 2003 from 2002 (2003 - $42, 2002 - $35) and decreased in 2002 from 2001 (2002 - $35, 2001
- $667) primarily as a result of receiving $280 in distributions from investments in the Opportunity Funds and $348 in distributions above the carrying value of other investments in 2001. See "Certain Relationships and Related Transactions" for a discussion of the Opportunity Fund.

     General and administrative expenses increased in 2003 from 2002 (2003 - $1,660, 2002 - $1,514) primarily due to a settlement for $100 with the State of New Hampshire for state taxes and higher employee costs which were offset by lower consulting fees.

     General and administrative expenses decreased in 2002 from 2001 (2002 - $1,514, 2001 - $1,743) primarily due to decreases in consulting costs and state tax expense. Included in consulting costs in 2001 were fees related to a refinancing of certain assets. State tax expenses decreased in 2002 from 2001 due to a decrease in the Company's Delaware franchise tax, as well as a one time tax payment in 2001 of $52. These decreases were partially offset by higher salary and employee benefit costs.

     The asset servicing fee paid to NPO increased (2003 - $669, 2002 - $652, 2001 - $640) pursuant to the terms of the Asset Servicing Agreement, due to an increase in the consumer price index.

     Legal and professional fees decreased (2003 - $236, 2002 - $335, 2001 - $344) as a result of the Company reducing tax preparation costs by $30 in 2003 from 2002 and certain legal costs by $70 in 2003 from 2002 and by $10 in 2002 from 2001.

     Loss (gain) on redemption of Notes payable ((2003 - $22, 2002 - $71, 2001 - $(361)) resulted from tender offers, repayment and exchange of Notes for common stock at greater than carrying value for losses and less than carrying value for gains. The Company conducted redemptions which resulted in losses in 2003 and 2002 compared to redemptions which resulted in gains in 2001.

     The Company recognized an impairment on the real estate lease interest of $762 in 2003 to properly reflect the anticipated realizable value of the real estate lease interest. As of March 17th 2004, the Company and fee owner of the property have negotiated a contract of sale to a third party under which the Company will retain a portion of such net sale proceeds. There can be no assurance that the Company will consummate the sale of the property on acceptable terms or at all.

     Interest expense to affiliates decreased slightly (2003 - $285, 2002 - $286). The reduction of the interest bearing amount due to affiliates was less than the prior year. However, the Company also increased the interest bearing amount by $25 to extend the due date for payment of the loan due to Blackacre.

     Interest expense to affiliates consists primarily of interest on the accrued NPO asset servicing fees and interest on the loan from Blackacre. Interest expense to affiliates decreased from 2001 to 2002 (2002 - $286, 2001 - $389) because the interest bearing amount due to affiliates was reduced.

     Interest expense on litigation settlement Notes (2003 - $278, 2002 - $299, 2001 - $484) would have increased in each year from 2001 through 2003 because of compounding of interest; however, the Company's efforts to reduce the principal amount of Notes outstanding through tender offers, redemptions and the exchange of Notes for common stock have resulted in a decrease in the interest expense.

     Interest expense relating to other debts increased in 2003 from 2002 and 2002 from 2001 (2003 - $779, 2002 - $610, 2001 - $551) due to the Company
borrowing approximately $3,968 in August, 2002 to finance the purchase of real estate. The increase in interest expense created by the new borrowings was partially offset by decreases in interest rates on floating rate loans and repayments of principal.

     The Company accrued $108 for alternative minimum taxes in 2003. In 2002 the Company recognized $86 in tax benefits relating to the elimination of the alterative minimum tax for 2001. In 2001 the Company accrued $80 for alternative minimum taxes. The Company recognized $367, $397 and $1,050 of income tax benefit in 2003, 2002 and 2001, respectively, as a result of a reduction in the valuation allowance on deferred tax assets.

                               2003        2002       2001
                               ----        ----       ----

       Income tax benefit     $ 259       $ 483      $ 970

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash balance was $2,176 at December 31, 2003, compared with $2,373 at December 31, 2002.

    The Company's cash flow from operations is generated principally from rental income from its ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2005. The Company believes that its current liquid assets and credit resources will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company obtained an unsecured line of credit on December 15, 2002 for $500 with an interest rate of prime plus one percent per annum which terminated December 15, 2003. The line of credit was then renewed for one month and on January 14, 2004 the line of credit was renewed again under the same terms with an expiration date of January 14, 2005. In July 2003, the Company borrowed $283 on the line of credit in order to pay off an underlying mortgage liability. The amount outstanding on the line of credit was $168 as of December 31, 2003. The terms of the line of credit provide that interest shall be payable on the first day of each month.

     The Company's acquisition in 2001 of its member interest in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                  Minimum       Maximum
      -----                  -------       -------

   2004 to 2009              $   743       $   880
   2010 to final payment       1,050         1,150
     on the notes*

      *Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

ACQUISITIONS AND FINANCINGS

Loans payable which are scheduled to become due through 2008 are as follows:


                                                                     Outstanding
                                                 Original             Principal
                                                   Loan               Balance at         Due
Purpose                         Creditor          Amount             Dec. 31, 2003       Date
-------                         --------       -------------        ---------------      ----
Repurchase of Notes
Issued by the Company          Blackacre(1)       $ 1,560            $    2,287         01/02/05


Purchase of Mortgages   Unaffiliated Bank(2)(3)   $ 1,000            $      434         05/01/06


Purchase of a Mortgage
and Refinancing of
Existing Mortgages       Unaffiliated Bank(2)(3)  $ 1,450            $      459         11/30/06


Purchase of Real Estate
Assets                   Unaffiliated Bank(4)     $ 4,500            $    4,534         09/01/04


Purchase of Mortgages    Unaffiliated Bank(5)(2)  $   400            $      225         06/01/06

Purchase of Real Estate
Assets                   Unaffiliated Bank(6)     $ 2,668            $    2,610         06/30/08


(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company paid a fee of $25 to extend the due date for the payment of the then outstanding principal until 01/02/05. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date.

(2)  This loan self-amortizes.

(3)  Interest rate is prime plus 1.5% per annum payable monthly.

(4) Interest rate is 8.5% per annum. Monthly payments are interest only. The Company intends to refinance this loan when it becomes due in September, 2004.

(5)  Interest rate is 8.25% per annum payable monthly.

(6) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.

Contractual Obligations
-----------------------

                                              Payments due by period
                                              ----------------------
                                       Less than    1-3      3-5    More than
                               Total    1 Year     Years    Years    5 Years
                               -----   ---------   -----    -----   ---------

Debt Obligations:
   Debt                      $10,549    $5,100    $3,048   $2,401     $    -
   Underlying mortgages
     payable                  14,753     1,620     3,873    4,257      5,003
Capital Lease Obligations          -         -         -        -          -
Purchase obligations:
   Asset servicing
     agreement(1)              3,372       674     1,349    1,349          -
Operating Lease Obligations      882       216       648       18          -
                             -------   -------    ------    -----     ------

                     Total:  $29,556    $7,610    $8,918   $8,025     $5,003
                             =======    ======    ======   ======     ======

(1) Subject to annual cost of living increases - See Item 13. Certain Relationships and Related Transactions.

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

    LIMITED PARTNERSHIPS: DVL does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) the ("Limited Partnership Settlement");
(ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee of which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements for the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments which took place in prior years.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2002, the FASB issued "Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates Statement 4 (and Statements 64, as it amends Statement 4), which requires gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 65 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of SFAS 145 did not have a material impact on the Company's operations or financial position. However, as a result of this pronouncement, gains and losses from the extinguishment of debt were classified as part of operations rather than as an extraordinary item. Additionally, the prior years' financial statements were restated to conform to the new classification.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify the following freestanding financial instruments as liabilities: mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for the first periods beginning after June 15, 2003. The Company believes that the provisions of SFAS No. 150 will not have a material impact on the Comany's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 15, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees. The adoption of the disclosure requirements of FIN 45 did not have a material effect on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance on when a company should include in its financial statements the assets, liabilities and activities of another entity. In the first quarter of 2004, the Company may be required to consolidate certain of the Affiliated Limited Partnerships based on FIN 46. FIN 46 is effective for periods ending after March 15, 2004.

The Company is in the process of compiling the necessary data to evaluate whether the adoption of FIN 46 will be significant.

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


                                                                     There-
In Thousands             2004    2005      2006      2007    2008    After     Total
------------------------------------------------------------------------------------
ASSETS
Cash equivalents        $2,176                                               $ 2,176
  Variable rate
  Average interest rate    0.8%                                                  0.8%

LONG TERM DEBT
Fixed rate              $6,351  $4,211    $2,188   $2,583   $4,072  $ 5,004  $24,409
Average interest rate     8.67%   7.85%     7.23%    7.23%    7.28%    7.36%    7.71%

Variable rate            $ 369  $ 362     $  160    $   2   $  -0-  $   -0-  $   893
Average interest rate     5.50%  5.50%      5.50%    5.50%     -0-      -0-


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements" below.

         SUPPLEMENTARY DATA


                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2003

                             1st               2nd             3rd            4th        Full
                           Quarter           Quarter         Quarter        Quarter      Year
Total Revenue          $     2,404       $     2,274     $     1,975     $     2,451    $9,104
Net income (loss)              561               369            (351)            (31)      548
Basic earnings per
  share:
  Net income (loss)    $       .03       $       .02     $      (.02)    $       .00    $  .02
Diluted earnings per
  share:
  Net income (loss)    $       .01       $       .01     $      (.02)    $       .00    $  .02
Weighted average
  shares outstanding:
  Basic                 21,713,563        21,713,563      21,713,563      27,083,528  23,083,595
  Diluted               54,201,098        55,478,658      21,713,563      27,083,528  54,338,324



                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2002

                             1st               2nd             3rd            4th            Full
                           Quarter           Quarter         Quarter         Quarter         Year
Total Revenue          $     2,238       $     2,494     $     2,239     $     2,123    $   9,094
Net income                     150               783             377              81        1,391
Basic earnings
  Net income           $       .01       $       .04     $       .02     $       .00    $     .06
Diluted earnings
  per share:
  Net income           $       .00       $       .02     $       .01     $       .00    $     .03
Weighted average
  shares outstanding:
  Basic                 21,713,563        21,713,563      21,713,563      21,713,563   21,713,563
  Diluted               65,378,189        55,873,784      57,028,078      60,149,306   58,776,493


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

ITEM 9A. CONTROLS AND PROCEDURES

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

     As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

           NAME                             POSITION

  Myron Rosenberg            Chairman of the Board
  Gary Flicker               Director
  Alan E. Casnoff            Director, President and Chief Executive Officer
  Jay Thailer                Executive Vice President and Chief Financial
                               Officer
  Keith B. Stein             Special Purpose Director

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

     GARY FLICKER (age 45) has served as a director of the Company since January 2004. Mr. Flicker was Chief Financial Officer and Executive Vice President of DVL, Inc. from April 1997 to November 2001. Mr. Flicker is currently President and Chief Executive Officer of Flick Financial, an accounting/financial consulting firm headquartered in Atlanta, Georgia. Mr. Flicker is a Certified Public Accountant.

     MYRON ROSENBERG (age 75) has served as a director of the Company since 1977. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. Mr. Rosenberg is currently associated with the merchant banking firm of Taurus Global, LLC.

     ALAN E. CASNOFF (age 60) has served as President of the Company since November 1994, and was appointed as a director in November 2001. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1977 to October 1991, as Secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since July 1999, he has been of counsel to Klehr, Harrision, Harvey, Brazenburg & Ellers ("Klehr").

     JAY THAILER (age 35) has served as Chief Financial Officer and Executive Vice President since November 2001. From August 1998 to November 2001, Mr. Thailer served as Vice President and Secretary of the Company. Mr. Thailer is a Certified Public Accountant. Prior to joining the Company in 1997, Mr. Thailer was associated with the accounting firm of Sobel & Company, C.P.A.'s, where his clients included real estate development companies.

     KEITH B. STEIN (age 46) has been a special purpose director of the Company since September 1996. Mr. Stein is currently a Managing Director of Nachman Hays Brownstein, Inc. specializing in turnaround management. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc., a specialty finance company. Mr. Stein is also Managing Partner of Crestwalk Capital Advisors, LLC, a privately held boutique Investment banking firm focused on corporate restructuring and reorganization, mergers and acquisitions advisory, as well as principal activities, in the lower end of the middle market. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From May 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein is an affiliate of NPM.

C.   COMPLIANCE WITH SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations that no other reports were required during or with respect to the fiscal year ended December 31, 2003, all
Section 16(a) filing requirements applicable to such persons were satisfied.

D.  Code of Ethics

     The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other financial executives. The code of ethics is filed as Exhibit 14 to this Form 10-K.

E. DVL's board of directors has determined that Gary Flicker is an audit committee financial expert, as defined in Item 401(h)(2) of Regulation S-K. Mr. Flicker qualifies as independent under the American Stock Exchange and New York Stock Exchange definitions of independence.

ITEM 11.    EXECUTIVE COMPENSATION

     A. SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2003 and (if applicable) in 2002 and 2001: (1) the person serving as the Company's chief executive officer during 2003; (2) those other persons who were serving as executive officers as of the end of 2003 whose compensation exceeded $100 during 2003:

                           SUMMARY COMPENSATION TABLE


                                     Annual Compensation                 Long-term Compensation Awards
                      -----------------------------------------------    -----------------------------
                                                                           Securities
                                                       Other Annual        Underlying            LTIP
    Name              Year     Salary      Bonus       Compensation        Options/SAR         Payouts
    ----              ----   ----------   -------    ----------------    ---------------       -------
Alan E. Casnoff       2003      $132      $    -            -                  -                  -
President and         2002       120          10            -             100,000(2)              -
Chief Executive       2001       120           -            -                  -                  -
Officer


Jay Thailer           2003      $114      $   13            -
Executive Vice        2002       110          15            -              15,000(2)              -
President and Chief   2001       110          15            -
Financial Officer (1)


 (1) Mr. Thailer became Executive Vice President and Chief Financial Officer of the Company on November 8, 2001.

 (2) Consists of options to purchase shares of Common Stock under the 1996 Stock Option Plan.

     B. OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted by the Company in 2003 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

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

     As of December 31, 2003, options to purchase 1,558,131 shares were outstanding under the Plan and 941,869 shares were available for issuance upon exercise of options which may be granted in the future.

     C.  FISCAL YEAR-END OPTION VALUES

     The following table sets forth information as to options held as of the end of 2003 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 2003. All options held by said officers at fiscal year-end were immediately exercisable.

                      Number of Securities Underlying    Value of Unexercised
                       Unexercised Options At Fiscal     In-The-Money Options
     Name                         Year End                At Fiscal Year End
     ----             -------------------------------    --------------------
Alan E.  Casnoff                  475,000                     $    8
Jay Thailer                        42,000                     $    1


     D.  COMPENSATION OF DIRECTORS

     Regular directors who are not officers or employees of the Company ("Non-Employee Directors") presently receive a director's fee of $1 per month, plus five hundred dollars for each Audit Committee meeting of the Board of Directors attended. Directors who are officers or employees of the Company receive no compensation for their services as directors or attendance at any Board of Directors or committee meetings. Mr. Casnoff, who is a director, is also President and Chief Executive Officer of the Company. The special purpose director receives no compensation for his service as a director or attendance at any Board of Directors or committee meetings.

     On each of September 17, 2001, 2002 and 2003 options to purchase 15,000 shares of Common Stock at an exercise price equal to the then market price per share were granted to each of the non-employee directors. The options were granted under the Plan, which provides for automatic grants of options for 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vested immediately and are exercisable for a term of ten (10) years from the date of grant.

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

     F.  BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

     During 2003, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information as of March 26, 2004 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

     Name and Address of       Amount and Nature of
      Beneficial Owner         Beneficial Ownership       Percent of Class*
     -------------------       --------------------       -----------------
Lawrence J.  Cohen               7,047,722 (1)(4)               20.7%

Milton Neustadter                3,963,266 (1)(5)               12.5%

Jay Chazanoff                    6,406,201 (2)(6)               18.9%

Ron Jacobs                       6,026,392 (2)(7)               18.0%

Stephen Simms                    5,998,517 (2)(8)               17.9%

Keith B.  Stein                  6,084,429 (3)(9)               18.0%

Robert W.  Barron                5,584,756 (3)(10)              16.8%

Adam Frieman                     5,384,409 (3)(11)              16.3%

Peter Offerman                   5,228,990 (3)(12)              15.9%

Joseph Huston                    5,174,797 (3)(13)              15.7%

Jan Sirota                       5,228,990 (3)(14)              15.9%

Neal Polan                       5,228,990 (3)(15)              15.9%

Michael Zarriello                5,228,990 (3)(16)              15.9%

Mark Mahoney                     5,217,348 (3)(17)              15.8%

The SIII Associates Limited      7,730,205 (3)(18)              21.9%
Partnership Third Addison
Park Corporation and
Gary L.  Shapiro

J.G. Wentworth, S.S.C.
   Limited Partnership           3,000,000 (19)                  9.8%
10 Presidential Boulevard
Suite 250
Bala Cynwyd, PA 19004

Stephen Feinberg                 5,406,113 (20)                 19.5%
450 Park Avenue
28th Floor
New York, NY 10022

NOTES TO TABLE

     In each instance where a named individual is listed as the holder of a currently exercisable option or Warrant, the shares which may be acquired upon exercise thereof have been deemed outstanding for the purpose of computing the percentage owned by such person, but not for the purpose of computing the percentage owned by any other person, except with respect to options or Warrants held by other members of a Holder's Holder Group (as defined below). An option or Warrant is deemed to be beneficially owned if it may be exercised within 60 days. The number of Warrants attributed to each Holder herein is based upon the number of warrants that would be issued as of the date of this document, and is subject to adjustment to eliminate any possible dilution, as described in "Changes of Control" below.

(1) As described in detail below in "Changes of Control", such persons are members of the Pembroke Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 3,426,209 shares of the Company's Common Stock issuable to the members of the Pembroke Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Pembroke Group upon the exercise of Warrants. The address of each member of the Pembroke Group is c/o Lawrence J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Pembroke Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Pembroke Group.

(2) As described in detail below in "Changes of Control", such persons are members of the Millennium Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 4,404,914 shares of the Company's Common Stock issuable to the members of the Millennium Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Millennium Group upon the exercise of Warrants. The address of each member of the Millennium Group is c/o Jay Chazanoff, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Millennium Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(3) As described in detail below in "Changes of Control", such persons are members of the Florida Group (as defined in "Changes in Control" below), and said persons share dispositive power with each other as to 5,066,425 shares of the Company's Common Stock issuable to the members of the Florida Group upon the exercise of Warrants (as defined in "Changes in Control" below) by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Florida Group upon the exercise of Warrants. The Company has not had any contact with the members of the Florida Group, except Mr. Stein, for a number of years and the Company is not aware if a group still exists. The address of each member of the Florida Group is c/o Keith Stein, Olympic Tower, 645 Fifth Avenue, 8th Floor, New York, NY 10022.

(4) To the Company's knowledge, Mr. Cohen possesses: (i) the sole power to vote 6,547,167 shares of Common Stock, which includes 5,839,629 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 3,621,513 shares of Common Stock, which includes 2,913,975 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 3,426,209 shares of Common Stock, which includes 2,925,654 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Cohen and 500,555 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Cohen explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(5) To the Company's knowledge, Mr. Neustadter possesses: (i) the sole power to vote 1,037,612 shares of Common Stock, which includes 999,112 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 537,057 shares of Common Stock, which includes 498,557 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 3,426,209 shares of Common Stock, which includes 500,555 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Neustadter and 2,925,654 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Neustadter explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(6) To the Company's knowledge, Mr. Chazanoff possesses: (i) the sole power to vote 3,075,608 shares of Common Stock, which includes 3,401,838 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,001,287 shares of Common Stock, which includes 1,697,517 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 4,404,914 shares of Common Stock, which includes 1,704,321 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Chazanoff and 2,700,593 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Chazanoff explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(7) To the Company's knowledge, Mr. Jacobs possesses: (i) the sole power to vote 2,971,774 shares of Common Stock, which includes 2,695,202 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,621,478 shares of Common Stock, which includes 1,344,906 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 4,404,914 shares of Common Stock, which includes 1,350,296 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Jacobs and 3,054,618 shares of common stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Jacobs explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millenium Group.

(8) To the Company's knowledge, Mr. Simms possesses: (i) the sole power to vote 2,943,899 shares of Common Stock, which includes 2,695,202 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,593,603 shares of Common Stock, which includes 1,344,906 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 4,404,914 shares of Common Stock, which includes 1,350,296 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Simms and 3,054,618 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Simms explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(9) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 1,963,275 shares of Common Stock, which includes 1,886,768 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,018,004 shares of Common Stock, which includes 941,497 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 945,271 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 4,121,154 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(10) To the Company's knowledge, Mr. Barron possesses: (i) the sole power to vote 1,001,469 shares of Common Stock, which includes 964,349 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 518,330 shares of Common Stock, which includes 481,210 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 483,139 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Barron and 4,583,286 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(11) To the Company's knowledge, Mr. Frieman possesses: (i) the sole power to vote 625,553 shares of Common Stock, which includes 613,911 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 317,984 shares of Common Stock, which includes 306,342 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 307,569 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Frieman and 4,758,856 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(12) To the Company's knowledge, Mr. Offerman possesses: (i) the sole power to vote 314,093 shares of Common Stock, which includes 302,451 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 162,525 shares of Common Stock, which includes 150,923 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 151,528 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Offerman and 4,914,897 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(13) To the Company's knowledge, Mr. Huston possesses: (i) the sole power to vote 209,386 shares of Common Stock, which includes 201,625 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 108,372 shares of Common Stock, which includes 100,611 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 101,014 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Huston and 4,965,411 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(14) To the Company's knowledge, Mr. Sirota possesses: (i) the sole power to vote 314,093 shares of Common Stock, which includes 302,451 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 162,565 shares of Common Stock, which includes 150,923 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 151,528 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Sirota and 4,914,897 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(15) To the Company's knowledge, Mr. Polan possesses: (i) the sole power to vote 314,093 shares of Common Stock, which includes 302,451 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 162,565 shares of Common Stock, which includes 150,923 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 151,528 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Polan and 4,914,897 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(16) To the Company's knowledge, Mr. Zarriello possesses: (i) the sole power to vote 314,093 shares of Common Stock, which includes 302,451 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 162,565 shares of Common Stock, which includes 150,923 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 151,528 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Zarriello and 4,914,897 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(17) To the Company's knowledge, Mr. Mahoney possesses: (i) the sole power to vote 302,451 shares of Common Stock, which includes 302,451 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 150,923 shares of Common Stock, which includes 150,923 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 151,528 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Mahoney and 4,914,897 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(18) To the Company's knowledge, the SIII Associates Limited Partnership possesses: (i) the sole power to vote 5,135,573 shares of Common Stock, which includes 4,933,719 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,663,780 shares of Common Stock, which includes 2,461,926 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 2,471,793 shares of Common Stock issuable upon the exercise of Warrants held by the SIII Associates Limited Partnership and 2,594,632 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Third Addison Park Corporation is the general partner of the SIII Associates Limited Partnership, and Gary L. Shapiro is the chief executive officer of Third Addison Park Corporation.

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

(20) Based upon a Schedule 13D, as filed with the Commission on January 22, 2002, Mr. Feinberg possesses: (i) the sole power to vote and direct the disposition of the 4,753,113 shares of Common Stock, held by Blackacre Bridge Capital, L.L.C. and the sole power to vote and direct the disposition of the 653,000 shares of Common Stock held by Blackacre Capital Group, L.P.

B.  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information as of March 30, 2004 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (5 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

    Name of                  Amount and Nature of          Percentage
Beneficial Owner(1)          Beneficial Ownership           of Class
-------------------          --------------------          ----------
Alan E.  Casnoff                     685,000 (2)                 2.4%
Jay Thailer                           64,000 (3)                   *
Myron Rosenberg                      393,854 (4)                 1.4%
Gary Flicker                         150,000 (5)                   *
Keith B.  Stein                    6,084,429 (6)                18.0%
All current directors
and executive officers
as a group (5 persons)             7,377,283 (7)                21.3%


     * Less than 1%

(1) Messrs. Casnoff and Thailer are executive officers of the Company. Messrs. Rosenberg and Flicker are the regular directors, Mr. Casnoff was appointed as a director in 2001 and Mr. Stein is the special purpose director.

(2) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 26,000 shares owned by a corporation partially owned and controlled by Mr. Casnoff, and 475,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(3) Represents 42,000 shares which may be acquired upon the exercise options exercisable within 60 days and 22,000 shares held by Mr. Thailer and his wife as joint tenants.

(4) Includes 4,300 shares held by Mr. Rosenberg's wife, as to which shares he disclaims beneficial ownership, and 105,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(5) Includes 150,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(6) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 1,963,275 shares of Common Stock, which includes 1,866,768 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,018,004 shares of Common Stock, which includes 941,497 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 5,066,425 shares of Common Stock, which includes 945,271 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 4,121,154 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(7) Number of shares and percentage owned includes 2,658,768 shares which may be acquired through exercise of options and Warrants held by certain of the named persons, which options and warrants are exercisable within 60 days. The number of outstanding shares for the purpose of computation of percentage of ownership by the group includes such shares.

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

     Pursuant to the Agreement, the Holders have agreed to certain limitations on the disposition of Common Stock and Warrants owned or held by them, which are described below. The Holders presently have rights of first refusal/first offer with respect to the disposition of shares of Common Stock and Warrants held by other Holders (unless the disposition is made to certain specified affiliates of a Holder). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of all of his or its shares of Common Stock (excluding shares issuable upon exercise of Warrants). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of up to an aggregate of 49.9% (or more, subject to the consent of a majority of the other Holders in such Holder's Holder Group) of his shares of Common Stock issuable upon exercise of his Warrants after giving effect to conversion, exercise or exchange of such Warrants. The "Holder Groups" consist of the "Millennium Group", the "Pembroke Group" and the "Florida Group". The members of the Millennium Group are Jay Chazanoff, Ron Jacobs and Stephen Simms. The members of the Pembroke Group are Lawrence J. Cohen and Milton Neustadter. The members of the Florida Group are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in The SIII Associates Limited Partnership and Third Addison Park Corporation). For further information regarding the foregoing, see "Certain Relationships and Related Transactions" below.

                      Equity Compensation Plan Information

                       Number of securities    Weighted average       Number of
                        to be issued upon       exercise price of     remaining
                        exercise of outstand-   outstanding op-       available
                        ing options warrants    tions warrants        for future
    Plan Category            and rights           and rights          issuance
    -------------      ----------------------  ------------------     ----------
                                (a)                   (b)                (c)

Equity compensation
approved by security
holders                      1,558,131               $.17              941,869

Equity compensation
plans not approved by
security holders                 -0-                  -0-                -0-
                             ---------               ----              -------

Total                        1,558,131               $.17              941,869
                             =========               ====              =======

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     BLACKACRE TRANSACTION

In an effort to reduce the potential future dilution to existing shareholders resulting from a redemption of the Notes for stock, in December 2001, the Company entered into the Exchange Agreement with Blackacre, an affiliate of BCG and Stephen Feinberg under which Blackacre exchanged $1,188, principal amount of notes for 4,753,113 shares of DVL's common stock. This represents a conversion rate of $.25 per share.

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

The transaction resulted in a gain of $482 in 2001. As a result of the exchange, Blackacre and its affiliates beneficially now own approximately 20% of DVL's issued and outstanding common stock.

            NPM AND NPO TRANSACTIONS

     The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382; (ii) 1,000,000 shares of Common Stock (representing 3.6% of the Common Stock now outstanding) were issued to, and purchased by, the Holders (see Item 12(C) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) Warrants to purchase additional shares of Common Stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the Holders; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an Asset Servicing Agreement dated March 27, 1996. In consideration for such services, the Company paid NPO $600 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions.

During 2001 the agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $674. The Company paid to NPO $669, $652, and $640 plus other expenses of $5 in 2003 and $10 during each of 2002 and 2001. As of December 31, 2003 and 2002 the Company had accrued service fees payable to NPO of $38, $33 and $28 respectively. During 2003, 2002 and 2001 the Company provided office space under the Asset Servicing Agreement to NPO, consisting of 228 square feet of the Company's New York location. The allocated cost for such space was $9 during each of 2003 and 2002 and $10 during 2001.

     The members of the Millenium Group, the Pembroke Group, and the Florida Group are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company, is an affiliate of NPM, and therefore has a material interest in said transactions. Mr. Stein is also a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millenium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millienium Group is comprised of and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

     Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives an incentive fee of 25% of the profit, as defined in the agreement, after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions. For 2003 and 2002 the Company received no compensation under such agreement and $443 in 2001.

     The Company has received fees pursuant to a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. The Company received aggregate compensation under such agreement of $24 for 2003 and $48 for 2002 and 2001, respectively.

     The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24, $24 and $0 during 2003, 2002 and 2001, respectively.

     The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2003, 2002, and 2001, the Company received compensation equal to $27, under such arrangement.

    The Company has received fees from an entity whose partners, Messrs. Cohen, Chazanoff, Simms and Jacobs, are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2, a monthly deferred fee of approximately $7 and an annual incentive fee if certain levels of profitability are obtained. The Company recorded fees of $152, $154, and $152 in 2003, 2002 and 2001, respectively, which included incentive fees of $50, $52, and $50, respectively.

      The Millenium Group, an affiliate of NPO, received approximately $30, $37 and $67 for 2003, 2002 and 2001, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2003, 2002, and 2001 the Company paid or accrued fees of $125, $108 and $150 to the Millenium Group and $-0-, $-0- and $205 to the Pembroke Group (another affiliate of NPO), respectively, and in 2002 issued a total of 400,000 shares of Common Stock, valued at $32, to the Pembroke Group and the Millenium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

     In connection with sales of property owned by Affiliated Limited Partnerships a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $39, $37, and $86, from various Affiliated Limited Partnerships in 2003, 2002 and 2001, respectively.

     The law firm of Klehr, Harrison, Harvey, Brazenburg, & Ellers ("Klehr"), Philadelphia, Pennsylvania, of which Alan E. Casnoff, a director of the Company, is of counsel, has acted as counsel to the Company since July, 1999. Legal fees for services rendered by Klehr to the Company during the fiscal year ended did not exceed 5% of the revenues of such firm for its most recent fiscal year.

     In connection with the acquisitions of residual interests, affiliates of NPO and the special director of the Company are being paid investment banking fees of $900, for their services including the origination, negotiation and structuring of the transactions. As of December 31, 2003, $180 of the fee was outstanding. The fee was calculated as approximately 2% of the expected cash flow to be received over the life of the assets. The total fees are payable without interest, over a period of 30 months, which commenced January 1, 2002, from a portion of the monthly cash flow generated by the acquisitions. The affiliates of NPO are Lawrence J. Cohen and Jay Chazanoff, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock and Keith B. Stein who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and the special purpose director of the Company.

     OPPORTUNITY FUND

     The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO ("PNM"), and Pemmil Management LLC, an affiliate of NPO ("Pemmil") and PNM (collectively the "NPO Affiliates") are parties to a certain Agreement which is called the Opportunity Agreement (the "Opportunity Agreement"). The Opportunity Agreement had a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provided for an Opportunity Fund whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, was unable to pursue such business opportunity with its own funds from its reserves or available from operations, or by obtaining financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund had a right of first refusal to finance such Opportunity.

     PNM and Pemmil are owned and controlled by members of the Pembroke Group and the Millenium Group.

     All of the required capital contributions were to be provided by the other members. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to 20%.

     The Opportunity Agreement has now terminated. While the Opportunity Fund no longer has the right of first refusal with regard to opportunities, the Company may continue to present opportunities to the fund. The Company did not present any opportunities to the Fund during 2003.

     As of March 2004, the Opportunity Fund had purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnership units from unaffiliated individuals in three Affiliated Limited Partnerships, and acquired the property of an Affiliated Limited Partnership. During 2000, DVL purchased three of the mortgages owned by the Opportunity Fund. In December 2001, the Opportunity Fund also sold its property located in Kearny, NJ to an entity in which certain partners are affiliates of NPO. During 2001, a newly formed, wholly-owned subsidiary of DVL purchased two of the mortgages owned by the Opportunity Fund. As of March 2004, the Opportunity Fund owns three mortgages. During 2001, DVL was paid approximately $280 from the investments by the Opportunity Fund, of which $189 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund incurred in connection with the acquisition of certain mortgage loans. During 2002 and 2003, DVL did not receive any payments from the investments by the Opportunity Fund.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees: The aggregate fees billed or to be billed by Eisner LLP for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $112 for 2003 and $103 for 2002.

     Audit-related Fees: Eisner, LLP did not perform any other audit related fees in 2003 or 2002.

     Tax Fees: The aggregate fees billed by Eisner LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $0 for 2003 and $54 for 2002.

     All other fees: There were no other services performed for 2003 or 2002.

     Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Eisner, LLP are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Eisner, LLP require pre-approval by the Audit Committee in accordance with pre-approval procedures established by the Audit Committee. The procedures require all proposed engagements of Eisner, LLP for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2003 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as a part of this report:

     (1) The Financial Statements required by Item 8 of this report are listed below:

                                     Item 8

                                                               Page No.
                                                               --------

          Independent Auditors' Report                          F - 1

          Consolidated Balance Sheets -
          December 31, 2003 and 2002                            F - 2

          Consolidated Statements of Operations
          for each of the years in the three year period
          ended December 31, 2003                               F - 4

          Consolidated Statements of Shareholders'
          Equity for each of the years in the three
          year period ended December 31, 2003                   F - 6

          Consolidated Statements of Cash Flows for
          each of the years in the three year period
          ended December 31, 2003                               F - 7

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

    10.2 Stipulation of Partial Settlement and Order IN RE DEL-VAL FINANCIAL CORPORATION SECURITIES LITIGATION Master File #MDL872. (Incorporated by reference to Exhibit 10(b)(28) to DVL's Form 10-K for the fiscal year ended December 31, 1995.)

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

    10.4 Asset Servicing Agreement between DVL and NPO. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit C.)

    10.5 Stock Purchase Agreement between DVL and NPM. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit D.)

    10.6 Securities Purchase Agreement between DVL and NPM. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit E.)

    10.7 Common Stock Warrant issued by DVL to NPO. (Incorporated by Reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit F.)

 +  10.8  DVL 1996 Stock Option Plan.  (Incorporated by Reference to
          DVL's Proxy Statement dated July 31, 1996 - Exhibit K.)

 +  10.9  Amendment to DVL 1996 Stock Option Plan effective February 1,2000.
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

    10.12 Agreement Among Members dated April 10, 1998, by and among Black-acre, PNM, PNM Mil, and DVL. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

    10.13 Management Services Agreement dated June 1, 1998, by and between DVL and P.D. Holdings, LP ("P.D."). (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

    10.14 Loan Agreement, Promissory Note and Pledge, Collateral Assignment and Security Agreement, each dated as of March, 2000, each related- ing to a loan from Pennsylvania Business Bank to DVL in the orig- final principal amount of $1,000,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended June 30, 2000.)

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

    10.34 Client Service Agreement between the Company and Compensation Solutions, Inc. dated March 28, 2003 (Incorporated by reference to DVL's Form 10-Q for the quarter ended March 31, 2003.)

   *14. Code of Ethics for Senior Financial Officers and Principal Executive Officer

    *21.  SUBSIDIARIES OF DVL.

          The Company's only significant subsidiaries are Professional Service Corporation (a Delaware Corporation), Del Toch, LLC (a Delaware Limited Liability Corporation), Delborne Land Company, LLC (a Delaware Limited Liability Corporation), S2 Holdings, Inc. (a Delaware Holding Company), DVL Mortgage Holdings, LLC (a Delaware Limited Liability Corporation), Receivables II-A, LLC (a Nevada Limited Liability Corporation), Receivables II-B,LLC (a Nevada Limited Liability Corporation), Delbrook Holdings, LLC (a Delaware Limited Liability Corporation)

    31.1  Certification of Principal Executive Officer, pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2  Certification of Principal Financial Officer, pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pur- suant to Section 906 of the Sarbanes-Oxley Act of 2002.

       + Management Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b) The Company filed a Form 8-K dated October 15, 2003, announcing its intention to redeem $750,000 face value of promissory notes in ex- change for common stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DVL, INC.



Date: March 30, 2004             By: /s/ Alan E. Casnoff
                                     ---------------------------
                                     Alan E. Casnoff, President
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----
/s/ Jay Thailer
--------------------------
Jay Thailer                  Executive Vice President and     March 30, 2004
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)

/s/ Alan E. Casnoff
--------------------------
Alan E. Casnoff              Director, President and Chief    March 30, 2004
                             Executive Officer (Principal
                             Executive Officer)

/s/ Gary Flicker
--------------------------
Gary Flicker                 Director                         March 30, 2004



/s/ Myron Rosenberg
--------------------------
Myron Rosenberg              Director                         March 30, 2004

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                 Consolidated Financial Statements of DVL, Inc.
                and Subsidiaries and Independent Auditors Report

                                                                  Page
                                                                  ----

Independent Auditors' Report                                      F - 1

Consolidated Balance Sheets-December 31, 2003 and 2002            F - 2

Consolidated Statements of Operations for each of the
  years in the three year period ended December 31, 2003          F - 4

Consolidated Statements of Shareholders' Equity
 for each of the years in the three year period
  ended December 31, 2003                                         F - 6

Consolidated Statements of Cash Flows for each of the
  years in the three year period ended December 31, 2003          F - 7

Notes to Consolidated Financial Statements                        F - 10

Schedule III - Real Estate and Accumulated Depreciation

EISNER, LLP
100 Campus Drive
Florham Park, New Jersey  07932


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
DVL, Inc.
New York, New York

     We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     In connection with our audits of the consolidated financial statements referred to above, we audited the accompanying financial schedule III. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

EISNER, LLP

Florham Park, New Jersey
February 25, 2004

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 December 31,
                                                           ---------------------
                                                             2003         2002
                                                           --------     --------
ASSETS

Residual interests in securitized portfolios               $ 36,662     $ 36,111
                                                           --------     --------

Mortgage loans receivable from affiliated limited
 partnerships (net of unearned interest of $14,300
 for 2003 and $15,579 for 2002)                              25,986       31,222

  Allowance for loan losses                                   2,386        2,870
                                                           --------     --------
  Net mortgage loans receivable                              23,600       28,352
                                                           --------     --------


Cash (including restricted cash of $172 and $177
  for 2003 and 2002 respectively)                             2,176        2,373

Investments
  Real estate at cost (net of accumulated deprecia-
    tion of $412 for 2003 and $226 for 2002)                  8,380        8,490

  Real estate lease interests                                   100          945

  Affiliated limited partnerships (net of allow-
   ance for losses of $476 and $538 for 2003 and
    2002 respectively)                                        1,000        1,066

Deferred income tax benefits                                  1,814        1,447

Other assets                                                  1,008          800
                                                           --------     --------
    Total assets                                           $ 74,740     $ 79,584
                                                           ========     ========

See notes to consolidated financial statements.




                                   (continued)

                             DVL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                    (continued)

                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes Payable - residual interests                        $ 33,016   $ 33,416
  Underlying mortgages payable                                14,753     19,391
  Debt - affiliates                                            2,287      2,084
  Debt - other                                                 8,262      8,901
  Notes payable - litigation settlement                        1,093      1,735
  Redeemed notes payable - litigation settlement                 801        810
  Fees due to affiliates                                         218        573
  Line of credit                                                 168          -
  Security deposits, accounts payable, and accrued
    liabilities (including deferred income of $18
    for 2003 and 2002)                                           477        296
                                                            --------   --------
     Total liabilities                                        61,075     67,206
                                                            --------   --------

Commitments and contingencies

Shareholders' equity:

  Preferred stock $10.00 par value, authorized -
    100 shares for 2003 and 2002, issued - 100 shares
    for 2003 and 2002                                              1          1
  Preferred stock, $.01 par value, authorized 5,000,000
    shares for 2003 and 2002, issued - 0 shares for 2003
    and 2002                                                       -          -
  Common stock, $.01 par value, authorized -
   90,000,000 shares, issued - 27,738,402 shares for
   2003 and 21,713,563 shares for 2002                           277        217
  Additional paid-in capital                                  96,464     95,785
  Deficit                                                    (83,077)   (83,625)
                                                            --------   --------
     Total shareholders' equity                               13,665     12,378
                                                            --------   --------
     Total liabilities and shareholders' equity             $ 74,740   $ 79,584
                                                            ========   ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except share and per share data)

                                                 Year Ended December 31,
                                           ----------------------------------
                                              2003        2002        2001
                                           ----------  ----------  ----------


Income from affiliates:

  Interest on mortgage loans               $    2,645  $    2,903  $    3,118
  Gain on satisfaction of mortgage loans          199         252         615
  Partnership management fees                     297         316         368
  Management fees                                 222         239         804
  Transaction and other fees from
   partnerships                                   133         293         260
  Distributions from partnerships                 134          84         138

Income from others:

  Interest income - residual interests          4,524       4,373       2,802
  Net rental income (including depreciation
   amortization of $197 for 2003, and $104
   For 2002, and $140 for 2001                    697         561         720
  Gain on sale of real estate assets              166           -           -
  Distributions from investments                   42          35         667
  Other income and interest                        45          38          63
                                           ----------  ----------  ----------

                                                9,104       9,094       9,555
                                           ----------  ----------  ----------

Operating expenses:

  General and administrative                    1,660       1,514       1,743
  Asset Servicing Fee - NPO Management LLC        669         652         640
  Legal and professional fees                     236         335         344
  Loss (gain) on redemption of notes payable       22          71        (361)
  Impairment of real estate lease interest        762           -           -

Interest expense:

  Underlying mortgages                          1,328       1,648       2,029
  Notes payable - residual interests            2,796       2,771       1,840
  Affiliates                                      285         286         389
  Litigation Settlement Notes                     278         299         484
  Others                                          779         610         551
                                           ----------  ----------  ----------
                                                8,815       8,186       7,659
                                           ----------  ----------  ----------

Income before income tax benefit                  289         908       1,896

Income tax benefit                               (259)       (483)       (970)
                                           ----------  ----------  ----------

Net income                                 $      548  $    1,391  $    2,866
                                           ==========  ==========  ==========


See notes to consolidated financial statements

                                      (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands except share and per share data)
                                   (continued)

                                                 Year Ended December 31,
                                       -----------------------------------------
                                           2003           2002           2001
                                       ------------   -----------   ------------

Basic earnings per share:

  Net income                           $        .02   $       .06   $        .17
                                       ============   ===========   ============


Diluted earnings per share:

  Net income                           $        .02   $       .03   $        .03
                                       ============   ===========   ============

Weighted average shares outstanding -
  basic                                  23,083,595    21,713,563     16,599,517
Effect of dilutive securities            31,254,729    37,062,930    108,172,598
                                       ------------    ----------    -----------

Weighted average shares outstanding -
  diluted                                54,338,324    58,776,493    124,772,115
                                       ============    ==========    ===========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)


                                                   Preferred Stock      Common Stock     Additional
                                                   ----------------    ----------------    paid-in
                                                    Shares  Amount     Shares    Amount    Capital   Deficit     Total
                                                    ------  ------     ------    ------  ----------  -------     -----
Balance - January 1, 2001                              100  $    1   16,560,450 $    166   $95,288   $(87,882)  $ 7,573

Issuance of warrants in connection with
  the purchase of residual interests in
  securitized portfolios                                 -       -            -        -       136          -       136

Issuance of common stock in connection with
  exchange of notes payable for common stock             -       -    4,753,113       47       333          -       380

Net income                                               -       -            -        -         -      2,866     2,866
                                                  --------  ------   ---------- --------   -------   --------   -------

Balance - December 31, 2001                            100  $    1   21,313,563 $    213   $95,757   $(85,016)  $10,955
                                                  --------  ------   ---------- --------   -------   --------   -------


Issuance of common stock as compensation
  for services received                                  -       -      400,000        4        28          -        32

Net income                                               -       -            -        -         -      1,391     1,391
                                                 ---------  ------   ---------- --------   -------   --------   -------

Balance - December 31, 2002                            100  $    1   21,713,563 $    217   $95,785   $(83,625)  $12,378
                                                 ---------  ------   ---------- --------   -------   --------   -------


Effect of issuance and repricing of options              -       -            -        -        17          -        17

Issuance of common stock in connection with
  repayment of notes payable with common stock           -       -    6,024,839       60       662          -       722

Net income                                               -       -            -        -         -        548       548
                                                 ---------  ------   ---------- --------   -------   --------   -------

Balance - December 31, 2003                            100  $    1   27,738,402 $    277   $96,464   $(83,077)  $13,665
                                                 =========  ======   ========== ========   =======   ========   =======



See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,
                                                   -----------------------------
                                                     2003       2002      2001
                                                   --------   --------  --------


Cash flows from operating activities:

 Net income                                        $   548   $  1,391   $ 2,866
  Adjustments to reconcile net income to net cash
   provided by operating activities
   Interest income accreted on residual interests     (557)      (477)     (381)
   Accrued interest added to indebtedness              203        242       294
   Gain on satisfactions of mortgage loans            (199)      (252)     (615)
   Loss (gain) on redemption of notes payable           22         71      (361)
   Issuance and repricing of options                    17          -         -
   Gain on sale of real estate assets                 (166)         -         -
   Impairment of real estate lease interests           762          -         -
   Depreciation                                        197        127        80
   Amortization of unearned interest on loans
     receivable                                       (380)      (257)     (115)
   Amortization of real estate lease interests          83        135       135
   Imputed interest on notes                           278        300       484
   Stock issued for services received                    -         32         -
   Net increase in deferred income tax benefits       (367)      (397)   (1,050)
   Net (increase) decrease in prepaid financing
     and other assets                                 (208)       382       303
   Net increase (decrease) in accounts payable,
     security deposits and accrued liabilities         181       (743)      444
    Net decrease in fees due to affiliates            (355)      (355)     (345)
    Net increase in deferred income                      -          1         4
                                                   -------     ------   -------
      Net cash provided by operating activities         59        200     1,743
                                                   -------     ------   -------

Cash flows from investing activities:

Collections on residual interests                        7         41         -
Collections on loans receivable                      4,408      3,255     7,872
Investments in loans receivable                          -          -      (325)
Real estate acquisitions and capital improvements      (82)      (341)     (610)
Proceeds from sale of real estate assets and in-
 surance settlement                                    461          -         -
Net decrease in affiliated limited partnership
  interests and other investments                       66         13       684
                                                   -------    -------   -------

      Net cash provided by investing activities      4,860      2,968     7,621
                                                   -------    -------   -------


                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------

Cash flows from financing activities:

  Proceeds from new borrowings                    $    283   $    400   $   200
  Repayment of indebtedness                           (958)      (736)   (1,288)
  Payments on underlying mortgages payable          (4,016)    (2,827)   (5,701)
  Payments on notes payable - residual interests      (400)      (397)     (105)
  Payments related to debt repayments                  (25)      (222)     (667)
                                                  --------   --------   -------

     Net cash used in financing activities          (5,116)    (3,782)   (7,561)
                                                  --------   --------   -------


Net (decrease) increase in cash                       (197)      (614)    1,803
Cash, beginning of year                              2,373      2,987     1,184
                                                  --------   --------   -------

Cash, end of year                                 $  2,176      2,373     2,987
                                                  ========   ========   =======


Supplemental disclosure of cash flow
 information:

  Cash paid during the year for interest          $  4,968   $  5,174   $ 4,601
                                                  ========   ========   =======

  Cash paid for income taxes                      $    100   $      -   $    44
                                                  ========   ========   =======



                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                   Year Ended December 31,
                                                 ---------------------------
                                                   2003      2002      2001
                                                 -------   -------   -------



Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt
   repayments with common stock                  $   722   $   436   $   945
                                                 =======   =======   =======

  Residual interests in securitized portfolios   $     -   $(1,231)  $36,525
                                                 =======   =======   =======

  Notes payable - residual interests             $     -   $(1,231)  $35,124
                                                 =======   =======   =======

  Foreclosure on mortgage loan receivable
   collateralized by real estate                 $   300   $   416   $     -
                                                 =======   =======   =======

  Purchase of real estate with debt
   financing                                     $     -   $ 3,968   $     -
                                                 =======   =======   =======

   Foreclosure on mortgage loan receivable and
    underlying note payable by third party
    lender                                       $   622   $     -   $     -
                                                 =======   =======   =======
   Increase in long-term debt - affiliates
    relating to extension fee                    $    25   $     -   $     -
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

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1.   Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has six 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), Delborne Land Company, LLC ("Delborne"), S2 Holdings, Inc. ("S2"), DVL Mortgage Holdings, LLC ("DMH") and Delbrook Holdings, LLC ("Delbrook") all of which are consolidated for accounting purposes. DVL does not consolidate any of the various partnerships (the "Affiliated Limited Partnerships") in which it holds the general partner and limited partner interests nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest is payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) (the "Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements for the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments if any. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

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

b. RESIDUAL INTERESTS: Residual interests represent the estimated discounted cash flow of the differential of the total interest to be earned on the securitized receivables and the sum of the interest to be paid to the noteholders and the contractual servicing fee. Since these residual interests are not subject to prepayment risk they are accounted for as investments held-to-maturity and are carried at amortized cost using the effective yield method. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

c. INCOME RECOGNITION: Interest income is recognized on the effective interest method for the residual interest and all performing loans. The Company stops accruing interest once a loan becomes non-performing. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on restructured loans are recorded as the payments are received. The following table presents details of the impaired loan portfolio at December 31, 2003 and 2002.

                                             2003               2002
                                             ----               ----

      Mortgage loans receivable            $      -            $ 2,305
      Underlying loans                            -               (622)
      Allowance for loan losses                   -               (468)
      Unearned interest                           -               (899)
                                           --------            -------
      Net realizable value                 $      -            $   316
                                           ========            =======
      Average impaired loan portfolio      $    392            $ 1,384
                                           ========            =======

The Company recognized no interest income on its impaired loan portfolio during the years ended December 31, 2003, 2002 and 2001.

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

     For the Company's mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes, that generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalues the property as appropriate. Management evaluates and updates such valuations, periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

     Allowances related to the Company's investments in Affiliated Limited Partnerships are adjusted quarterly based on Management's estimate of their realizable value.

e. LAND, BUILDINGS AND EQUIPMENT: Land, buildings and equipment are stated at cost. Depreciation is provided by charges to operations on a straight- line basis over their estimated useful lives (5 to 40 years).

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

h. RESTRICTED CASH: As of December 31, 2003 and 2002, DVL had restricted cash of $172, and $177, respectively. The restricted cash at December 31, 2003 and 2002, represents monies owed to the Settlement Fund.

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

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2003, 2002 and 2001:


                                      2003                                2002                                  2001
                     --------------------------------------   ----------------------------------    -------------------------------
                                    Weighted                              Weighted                             Weighted
                         Net        Average       Per Share     Net       Average      Per share      Net      Average    Per Share
                       Income       Shares         Amount     Income      Shares        Amount      Income     Shares       Amount
                      --------    -----------     ---------   ------      --------     ---------    ------     --------   ---------
Basic EPS, Net in-
 come available to
 common stockholders  $   548     23,083,595       $ .02     $ 1,391     21,713,563    $ .06       $ 2,866    16,599,517    $ .17
                                                   =====                               =====                                =====

Effect of litigation
 settlement notes         278     12,794,117                     299     15,478,297                    484    62,289,639

Effective of dilutive
 stock options and
  warrants                  -     18,265,875                       -     21,584,633                      -    45,882,959
                       ------     ----------                  ------    -----------                  -----    ----------

Diluted EPS, Net in-
 come available to
 common stockholders  $   826     54,143,587       $ .02     $ 1,690     58,776,493    $ .03       $ 3,350   124,772,115    $ .03
                      =======     ==========       =====      ======    ===========    =====       =======   ===========    =====


     At December 31, 2003, 2002 and 2001, stock options and warrants excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 4,008,131, 3,983,131, and 4,473,131, thereby resulting in an anti-dilutive effect.

Stock-based compensation: SFAS 123 and SFAS 148 allow companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25" and related interpretations) but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement. The effect of applying SFAS No. 123 on 2003, 2002 and 2001 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) vesting period of the stock options and(2) the fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income in 2003, 2002, and 2001 would have been approximately as follows:

                                                 December 31,
                                                 ------------
                                         2003        2002        2001
                                         ----        ----        ----

Reported net income                    $   548     $ 1,391     $2,866
Stock based compensation included
  in net income                             17         -0-        -0-

Proforma and actual stock based
  compensation charge for stock
  options                                  (21)         (4)       (12)
                                       -------     -------     ------
Proforma net income                    $   544     $ 1,387     $2,854
                                       =======     =======     ======
Earnings per share as reported:
   Basic                               $  0.02     $  0.06     $ 0.17
                                       =======     =======     ======
   Diluted                             $  0.02     $  0.03     $ 0.03
                                       =======     =======     ======

Proforma earnings per share:
   Basic                               $  0.02     $  0.06     $ 0.17
                                       =======     =======     ======
   Diluted                             $  0.02     $  0.03     $ 0.03
                                       =======     =======     ======

k. FAIR VALUE OF FINANCIAL INSTRUMENTS: As disclosed in Note 3, DVL's loan portfolio is valued based on the value of the underlying collateral. As all loans are either receivables from Affiliated Limited Partnerships or are collateralized by interests in Affiliated Limited Partnerships, it is not practical to estimate fair value of the loans. Due to the nature of the relationship between the Affiliated Limited Partnerships and DVL's general partner interest in the Affiliated Limited Partnerships and the authority of the Oversight Committee, the amount at which the loans could be exchanged with third parties is not reasonably determinable, as any such estimate would have to consider the intention of the Oversight Committee, the amounts owed, if any, to DVL for its interests in the Affiliated Limited Partnerships and any transaction fees to which DVL might be entitled. See Note 2 for discussion on residual interests.

l. USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses is subject to significant change in the near term.

m. RECENTLY ISSUED ACCOUNTING STANDARDS: In May 2002, the FASB issued "Statement of Financial Accounting Standards No. 145, Rescission of FAS Statements 4, 44 and 64, Amendment of FAS Statement 13 and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates Statement 4 (and Statements 64, as it amends Statement 4), which requires gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 65 and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The adoption of SFAS 145 did not have a material impact on the Company's operations or financial position. However, as a result of this pronouncement, gains and losses from the extinguishment of debt were classified as part of operations rather than as an extraordinary item. Additionally, the prior years' financial statements were restated to conform to the new classification.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify the following freestanding financial instruments as liabilities: mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for the first interim periods beginning after June 15, 2003. The Company believes that the provisions of SFAS No. 150 will not have a material impact on the Company's results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosures Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 15, 2002, but has certain disclosure requirements effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees for the benefit of unconsolidated entities. The adoption of the disclosure requirements of FIN 45 did not have a material effect on its financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46") "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance on when a company should include in its financial statements the assets, liabilities and activities of another entity. In the first quarter of 2004, the Company may be required to consolidate certain of the Affiliated Limited Partnerships based on FIN 46. FIN 46 is effective for periods ending after March 15, 2004.

The Company is in the process of compiling the necessary data to evaluate whether the adoption of FIN 46 will be significant.

2.   Residual Interests In Securitized Portfolios

     During 2001, the Company, through its wholly-owned consolidated subsidiary, S2 Holdings Inc. ("S2"), acquired 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables II-B LLC, a limited liability company ("Receivables II-B"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interests entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B receive all of the residual cash flow from five securitized receivable pools after payment to the securitized note holders.

     The Company purchased its interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2003 was $3,355. Payments, if any, due under this guaranty are payable after August 15, 2020.

     In accordance with the purchase agreements, from the acquisition dates through December 31, 2003, the residual interests in securities portfolios and the notes payable were decreased by approximately $532 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

     The following table reconciles the initial purchase price with the carrying value at December 31, 2003:

Initial purchase price             $ 35,791
Adjustments to purchase price          (532)
Principal payments                      (48)
Accretion                             1,451
                                   --------
                                   $ 36,662
                                   ========

     The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

      Years                  Minimum       Maximum
      -----                  -------       -------

   2004 to 2009              $  743        $  880
   2010 to final payment     $1,050        $1,150
     on notes payable*

      *Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2003 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

      Carrying value of residual interests                  $ 36,662
      Fair value of residual interests                      $ 36,662
      Weighted-average life (in years)                          10.0
      Expected credit losses                                    5.16%
        Impact on fair value of 10% adverse change          $    757
        Impact on fair value of 20% adverse change          $  1,418
      Discount rate                                            12.00%
        Impact on fair value of 10% adverse change          $  2,724
           Impact on fair value of 20% adverse change       $  5,143

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

     DVL's mortgage portfolio included 20 and 22 mortgage loans with net carrying values of $22,095 and $25,627 as of December 31, 2003 and 2002, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

     DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates of 6.66% to 14.0% and require principal and interest payments solely from the proceeds of the wrap-around mortgages receivable.

     The Limited Partner Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 14.37% per annum, aggregating net carrying values of $4,979, and $4,914, subject to underlying mortgages of $2,199, and $2,659, at December 31, 2003 and 2002, respectively, and original maturity dates through 2028.

     In addition, at the time of the settlement, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partnerships bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2003 and 2002 the modified loans due directly from the Affiliated Limited Partnerships aggregated net carrying values of $13,804, and $17,004, and subject to underlying mortgages of $9,883, and $12,699, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $387, $329, and $352, for 2003, 2002, and 2001, respectively.

     DVL's mortgage and other loans due from Affiliated Limited Partnerships, an unaffiliated entity and limited partners are as follows:


                                                                 2003                                      2002
                                                 -------------------------------------    ----------------------------------------
                                                                   Accrued                                    Accrued
                                                                   Interest  Allowance                        Interest   Allowance
                                                 Number            Included  For Loan     Number              Included   For Loan
Mortgage Loans Due From Affiliated Partnerships   of      Loan     In Loan   Losses        of        Loan     In Loan    Losses
(dollar amounts in thousands)                    Loans   Balance   Balance   (Note 4)     Loans     Balance   Balance    (Note 4)
-----------------------------------------------  ------  -------   -------   --------    -------    -------   --------   ---------
Long-term wrap-around mortgage loans ranging
  from $339 to $3,028 in 2003 and from $358 to
  $3,387 in 2002 maturing at various dates
  through May 2029 (a)                            14     $ 23,240   $ 36     $     -        16     $ 26,516    $ 45     $    468

Other long-term mortgage loan of $1,253 in
  2003 and $1,292 in 2002 maturing
  in August 2021 (b)                               1        1,253      -           -         1        1,292       -           -

Long-term wrap-around and other mortgage
  loans acquired from Kenbee pursuant to
  the Limited Partner Settlement ranging
  from $285 to $2,282 in 2003 and from $285 to
  $2,363 in 2002 maturing at various dates
  through June 2031 (c)                           13       15,793      -        1,989       15       18,993        -       1,989
General allowance                                  -            -      -          397        -            -        -         413
                                                  --     --------  -----     --------      ---     --------   ------     -------

Total mortgage loans                              28       40,286     36        2,386       32       46,801       45       2,870

LOANS COLLATERALIZED BY LIMITED PARTNERSHIP INTERESTS

Loans ranging from $1 to $48 in 2003 and from $1
  to $54 in 2002 in default (d) Included in pre-  18         255      -          215       18         257        -         215
    paid financing and other assets

DUE FROM AFFILIATED PARTNERSHIPS

Advances and Other                                 7          103      -            -        3          101        -           -
                                                  --     --------  -----      -------      ---     --------   ------      ------

Total loans receivable                            53       40,644  $  36      $ 2,601       53       47,159   $   45     $ 3,085
                                                 ===               =====      =======      ===                           =======
Less unearned interest on partnership mortgage
  loans                                                    14,300                                    15,579
                                                         --------                                  --------

Net loans receivable                                     $ 26,344                                  $ 31,580
                                                         ========                                  ========

Underlying mortgages ranging from $9 to$2,268
in 2003 and from $105 to $2,349 in 2002 maturing at
various dates through 2011                               $ 14,753                                  $ 19,391
                                                         ========                                  ========


Activity on all collateralized loans is as follows:

                                            2003       2002       2001
                                          --------   --------   --------

                                                   (in thousands)

Balance, beginning of year                $ 47,058   $ 51,830   $ 54,368
Investments in loans receivables                 -          -      6,109
Collections on loans to affiliates          (3,829)    (3,255)    (7,872)
Unearned interest offset against loans
 satisfied, sold and written off                 -          -       (775)
Loans written-off and written down          (2,688)    (1,517)         -
                                          --------   --------   --------

Balance, end of year                      $ 40,541   $ 47,058   $ 51,830
                                          ========   ========   ========


Unearned interest activity is as follows:

                                            2003       2002       2001
                                          --------   --------   --------

                                                   (in thousands)

Balance, beginning of year                $ 15,579   $ 15,908   $12,340
Additional unearned interest in
  connection with new loans receivable           -          -     4,458
Amortization to income                        (380)      (257)     (115)
Decrease in connection with the
 satisfaction or write-off of loans           (899)       (72)     (775)
                                          --------   --------   -------

Balance, end of year                      $ 14,300   $ 15,579   $15,908
                                          ========   ========   =======


     (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $4,870 in 2003 and $6,691 in 2002 which bear interest at rates ranging from 6.66% to 13.00% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through January 2019 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

     (b) DVL's other long-term mortgage loan, exclusive of its wrap-around mortgages, is collateralized by one first mortgage aggregating $1,253 at December 31, 2003 and $1,292 at December 31, 2002, respectively. This loan matures August 2021, bears interest at an effective rate of 6% per annum and is collateralized by a first mortgage on a commercial property. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $41 in 2004, $44 in 2005, $46 in 2006, $49 in 2007 and $52 in 2008.

     (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs of $18,223 on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through June 2031. The wrap-around loans are subject to senior liens of $9,883 in 2003 and $12,699 in 2002, which bear interest at rates ranging from 6.69% to 14% per annum, are payable to unaffiliated lenders, mature on various dates through December 2019 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

     (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. The majority of these loans were non-performing at December 31, 2003 and 2002. These assets are included in other assets on the Balance Sheet.

4.   Allowance for Losses and Other Reserves

Allowance for loan loss activity is as follows:

                                                 2003        2002
                                               ---------   --------

                                                  (in thousands)

Balance, beginning of year                     $   3,085   $ 4,373
Loans satisfied, written-off or written-down        (484)   (1,288)
                                               ---------   -------

Balance, end of year                           $   2,601   $ 3,085
                                               =========   =======

5.   Investments

     REAL ESTATE

     The Company currently owns the following properties:

(1) Eight industrial buildings totaling 347,000 square feet on approximately eight acres located in Kearny, NJ leased to various unrelated tenants.

     This site represents a portion of the Passaic River Development area as designated for redevelopment by the town of Kearny, New Jersey.

     The Company has requested a meeting with the town in order to discuss the future of the property and the possibility of the Company being designated as the developer.

     Pending final resolution of this issue, the Company continues to lease the property to multiple tenants and receives a positive cash flow from the properties.

(2) An 89,000 square foot building on approximately eight acres of land leased to K- Mart in Kearny, NJ which adjoins the property described above.

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $110 after the sale of approximately one acre of land in November 2003 and a reduction in the carrying value for $295 of insurance proceeds relating to a vandalism claim.

(4) A vacant 32,000 square foot former Ames Department Store and approximately one acre of land underlying the building located in Champlain, NY. The property, which was acquired through foreclosure on a mortgage, was recorded at $300, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

(5) The Company also operates an industrial property in Bogota, NJ under a master lease. The Company carries the master lease as an asset (real estate lease interests). Due to vacancies at the property and difficulties arranging a sale of the property, the Company has written down the value of the master lease by $762 during the year ended December 31, 2003 to its estimated net realizable value of $100. The estimated net realizable value was determined based on the amount the Company would expect to realize based on the existing agreement of sale. There can be no assurance that the Company will consummate a sale of the property on acceptable terms or at all. Activity related to the real estate lease interest is included in the real estate segment.

     AFFILIATED LIMITED PARTNERSHIPS

     DVL acquired various interests in Affiliated Limited Partnerships pursuant to the terms of certain settlement agreements and through purchases. Allowances are adjusted quarterly based on Management's estimate of the realizable value. During 2003, 2002 and 2001, DVL recorded income of $134, $84, and $138, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                      2003       2002
                                                     ------     ------

                                                       (in thousands)

Balance, beginning of year                           $1,066     $1,121
Various interests acquired through
 purchases and foreclosed partner notes                  15         24
Distributions received from partnerships               (255)       (96)
Income from partnerships                                134         84
Change in reserves, net of write-offs                    40        (67)
                                                     ------     ------
Balance, end of year                                 $1,000     $1,066
                                                     ======     ======

     At December 31, 2003, all of DVL's investments in Affiliated Limited Partnerships are pledged to collateralize its indebtedness (Note 6).

     OTHER INVESTMENTS

     In connection with the 1993 Litigation Settlement with three related partnerships that did not participate in the Limited Partner Settlement, DVL received limited partnership interests in three partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three related partnerships. These investments, which are carried on the equity basis, were valued based upon the anticipated cash flow to be generated by the restructured mortgage loans. Management had provided an allowance for losses of $400 as of December 31, 2000 primarily resulting from a decrease in the estimated fair value of the underlying collateral of one of the three partnership mortgage loans. In December 2001, the partnerships refinanced the underlying loans collateralized by the restructured mortgage loans and DVL received net proceeds of approximately $1,400, which was approximately $348 in excess of the carrying value. The $348 was recorded as income from distributions from investments - others.

6.   Debt, Loans Payable Underlying Wrap-around Mortgages and Line of Credit

     DVL's debt is comprised of the following loans payable:

                                                      2003      2002
                                                    --------  --------

                                                       (in thousands)

   Loan collateralized by real estate bearing
    interest at 8.50% per annum.  Monthly
    payments are interest only, maturing
    September, 2004                                 $ 4,534   $  4,534
   Loan collateralized by real estate bearing
    interest at 7.50% per annum with a balloon
    payment due June, 2008 of $2,285                  2,610      2,667
   Loan to purchase existing mortgages, self-
    amortizing and bearing interest at 8.25% per
    annum, maturing June 2006                           225        347
   Loan collateralized by commercial mortgage
    loans and real estate bearing interest at
    prime plus 1.5% per annum maturing May, 2006        434        607
   Loan collateralized by commercial mortgage
    loans and real estate bearing interest at
    prime plus 1.5% per annum maturing November         459        746
    2006                                            -------   --------

                                                      8,262      8,901

   Loan collateralized by commercial mortgages
   and real estate bearing interest at 12% per
   annum, maturing January 2005 (a)                   2,287      2,084
                                                    -------   --------

   Total debt                                       $10,549   $ 10,985
                                                    =======   ========

   (a) See Debt Tender Offer (Note 7) for description of financing agreement with Blackacre Bridge Capital, LLC.

     The aggregate amount of debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                                         Loans Payable
                                                        Underlying Wrap
                                            Debt        Around Mortgages
                                          ---------     ----------------

                                                  (in thousands)

        2004                              $   5,100         $ 1,620
        2005                                  2,818           1,755
        2006                                    230           2,118
        2007                                     77           2,508
        2008                                  2,324           1,749
     Thereafter                                   -           5,003
                                          ---------         -------

                                          $  10,549         $14,753
                                          =========         =======

     Line of Credit:

     The Company obtained an unsecured line of credit on December 15, 2002 for $500 with an interest rate of prime plus one percent per annum which terminated December 15, 2003. The line of credit was then renewed for one month and on January 14, 2004. On January 14, 2004 the line of credit was renewed again under the same terms with an expiration date of January 14, 2005. In July 2003, the Company borrowed $283 on the line of credit in order to pay off an underlying mortgage liability. The amount outstanding on the line of credit was $168 as of December 31, 2003. The terms of the line of credit provide that interest shall be payable on the first day of each month.

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

     Through December 31, 2003, the Company has sent redemption letters ("Redemptions") to note holders who held Notes that aggregated approximately $1,161 offering to pay the Notes in cash at the face value plus accrued interest of approximately $49. As of December 31, 2003, $409 has been paid and the remaining $801 payable is reflected as a non-interest bearing liability.

     In October, 2003 the Company gave notice of redemption to holders of approximately $750 principal amount ($673 in carrying value) of Notes in exchange for approximately 6,025,000 shares of Common Stock. Pursuant to the terms of the Notes, the Company had the option to redeem the outstanding Notes by issuing to the holders shares of the Company's Common Stock with a current market value equal to 110% of the face value of the Notes plus accrued and unpaid interest thereon.

     Additionally, the Company entered into an agreement in December 2001 with Blackacre Bridge Capital, LLC ("BBC") under which BBC exchanged $1,188 principal amount of Notes ($862 carrying value) for 4,753,113 shares of DVL's common stock valued at $380.

     Since October 1997, the Company conducted three cash tender offers (the "Offers") at a Tender Offer price of $0.12 per $1.00 principal amount of Notes resulting in the retirement of approximately $9,016 principal amount of Notes.

     Notes with an aggregate principal amount of approximately $1,171 remain outstanding as of December 31, 2003 (carrying value $1,093).

     In order to fund the acquisition of the Notes in the first and second offers, the Company borrowed from Blackacre Capital Group, LLC ("BCG") (the "BC Loan"). The BC Loan matures on January 2, 2005 and bears interest at the rate of 12% per annum compounded monthly, payable at maturity. Total borrowing under the BC Loan including accrued interest were $2,287 as of December 31, 2003.

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

A. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2 a monthly deferred fee of approximately $7 and an annual incentive fee if certain levels of profitability are attained. The Company recorded fees of $152, $154, and $152 in 2003, 2002 and 2001 which included incentive fees of $50, $52, and $50, respectively.

B. The Millenium Group, an affiliate of NPO, received approximately $30, $37, and $67, for 2003, 2002, and 2001, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2003, 2002, and 2001 the Company paid or accrued fees of $125, $108, and $150, to the Millenium Group and $-0-, $-0-, and $205 to the Pembroke Group (another affiliate of NPO), respectively, and in 2002 issued a total of 400,000 shares of Common Stock, valued at $32, to the Pembroke Group and the Millenium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement. The additional services included advice relating to the redemption and exchange of Notes.

In connection with the sales of property owned by Affiliated Limited Partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $39, $37, and $86, from various Affiliated Limited Partnerships in 2003, 2002 and 2001, respectively.

C. Interest expense on amounts due to affiliates was as follows:

                                        2003      2002       2001
                                        ----      ----       ----

     Blackacre Capital Group, LLC      $ 280     $ 281     $  319
     NPO                                   5         5         53
     Opportunity Fund                      -         -         17
                                       -----     -----     ------

                                       $ 285     $ 286     $  389
                                       =====     =====     ======

D. In connection with the acquisitions of residual interests, affiliates of NPO and the special director of the Company are being paid investment banking fees of $900 for their services including the origination, negotiation and structuring of the transactions. As of December 31, 2003, $180 of the fee was outstanding. The fee was calculated as approximately 2% of the expected cash flow to be received over the life of the assets. The total fees are payable without interest, over a period of 30 months, which commenced January 1, 2002, from a portion of the monthly cash flow generated by the acquisitions. The affiliates of NPO are Lawrence J. Cohen and Jay Chazanoff, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock and Keith B. Stein who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and the special purpose director of the Company.

E. The Company recorded fees to NPO of $669, $652, and $640 under the Asset Servicing Agreement for 2003, 2002 and 2001, respectively plus other expenses of $5, $10, and $10, respectively in each year. During 2003, 2002 and 2001 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

F. Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives an incentive fee of 25% of the profits, as defined in the agreement, after all the partners of the partnership have earned a specified return. For 2003, 2002, and 2001 the Company received compensation under such agreement equal to $-0-, $-0-, and $443, respectively.

G. The Company has received fees pursuant to a service agreement with another limited partnership whose general partner is Lawrence J. Cohen, to render certain accounting and administrative services. As compensation, the Company receives expense reimbursements of $4 per month. For 2003, 2002, and 2001 the Company received aggregate annual compensation under such agreement of $24, $48, and $48, respectively.

H. The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2003, 2002 and 2001, the Company received compensation equal to $27 under such arrangement.

I. The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24, $24, and $0 during 2003, 2002, and 2001, respectively.

J. The law firm of Klehr, Harrison, Harvey, Brazenburg, & Ellers ("Klehr"), Philadelphia, Pennsylvania, of which Alan E. Casnoff, a director of the Company, is of counsel, has acted as counsel to the Company since July, 1999. Legal fees for services rendered by Klehr to the Company during the fiscal year ended did not exceed 5% of the revenues of such firm for its most recent fiscal year. During 2003, 2002, and 2001, the Company and the Affiliated Limited Partnerships paid Klehr $31, $36, and $17, respectively, for legal services.

K.  OPPORTUNITY FUND

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

     In March 2004, the Opportunity Fund was satisfied on a wrap mortgage of an Affiliated Limited Partnership and after such sale holds three wrap mortgages of Affiliated Limited Partnerships. DVL received proceeds from the transaction of approximately $84. In December 2001, the Opportunity Fund sold its ownership interest in a property in Kearny, NJ to an entity in which certain partners are affiliates of NPO. During 2001, DVL was paid approximately $280 from the investments by the Opportunity Fund, of which $189 was used to pay amounts owed by DVL under a note in favor of an entity that is part of the Opportunity Fund incurred in connection with the acquisition of certain mortgage loans. During 2003 and 2002, DVL did not receive any payments from the investments by the Opportunity Fund.

9.  Commitments, Contingent Liabilities and Legal Proceedings

COMMITMENTS AND CONTINGENT LIABILITIES

     Pursuant to the terms of the Limited Partner Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments to DVL's net income were significant enough that no amounts were accrued for 2003, 2002 or 2001.

     During 2003, 2002 and 2001 the Company expensed approximately $236, $217, and $551, respectively, for amounts due to the fund based on cash flow on mortgage loans of which approximately $2, $-0-, and $149, respectively, was accrued at year end. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

     DVL leases premises comprising approximately 5,600 square feet. The lease for such office space is due to expire on January 31, 2008. The base rent is $216 per annum, plus real estate and operating expense escalation clauses. Net rent expense was $219, $221, and $236, in 2003, 2002, and 2001, respectively.

     The future minimum rentals during the next five years is as follows:

                  2004                     216
                  2005                     216
                  2006                     216
                  2007                     216
                  2008                      18
                                       -------
                                       $   882
                                       =======

     The real estate lease interest held by the Company's subsidiary, PSC, is subject to a master lease agreement through June 2010 which requires monthly payments of approximately $39. The master lease payments are netted against rental income in the Company's financial statements. DVL is a limited recourse guarantor on debt of approximately $2,259 which is secured solely by DVL's interest in the property.

     The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $56 through May 2008 with cost of living increases, aggregating $669, $652 and $640 in 2003, 2002 and 2001, respectively.

     In connection with the Exchange Agreement with BBC, if at any time after December 31, 2005, BBC is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then BBC shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by BBC would have an aggregate market value of not more than $1,000.

10.  Shareholders' Equity

Preferred and Common Stock

     The 100 shares of issued preferred stock carry no specified dividend but do receive any preferred stock dividend approved by the Board. To date, no dividend has been authorized by the Board. On liquidation, the preferred is paid at face value before the common stock.

Restriction on Certain Transfers of Common Stock

     Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would, in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code.

Stock Option Plans

     The weighted-average fair value at date of grant for options granted during the years ended December 31, 2003, 2002, and 2001 was $.09, $.12, and $.07 per option, respectively. The fair value of options at date of grant was estimated using the Black- Scholes option price model utilizing the following assumptions:

                                                   December 31,
                               ------------------------------------------------
                                    2003            2002              2001
                                -------------   -------------    --------------

Risk-free interest rates        3.77% - 3.77%   3.87% - 3.87%     4.98% - 4.98%
Expected option life in years         4 - 10              10                10
Expected stock price volatility           85%             85%               85%
Expected divided yield                     0%              0%                0%

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

     As of December 31, 2003 and 2002, there were outstanding 1,558,131 and 1,503,131 ten year options, respectively. Under the Plan, the Company had 941,869 and 996,869 shares of common stock remaining under the Plan for future grants of stock options as of December 31, 2003 and 2002, respectively.

     The following table summarizes the activity under the Plan:


                                            Year Ended December 31,
                        ------------------------------------------------------------
                              2003                 2002                  2001
                        -----------------    -----------------   -------------------
                        Weighted             Weighted            Weighted
                        Average              Average             Average
                        Exercise             Exercise            Exercise
                        Shares     Price     Shares     Price    Shares       Price
                        --------   -----    ---------   -----    --------     -----
Options Outstanding at
 Beginning of Year     1,503,131   $0.17    1,473,131   $0.17   1,278,131      $0.18
Granted                  180,000    0.14       30,000    0.14     195,000       0.07
Cancelled                125,000     .15            -       -           -          -
                       ---------   -----    ---------   -----   ---------      -----

Options Outstanding at
 End of Year           1,558,131   $0.17    1,503,131   $0.17   1,473,131      $0.17
                       =========   =====    =========   =====   =========      =====

Options Exercisable at

 End of Year           1,558,131   $0.17    1,503,131   $0.17   1,473,131      $0.17
                       =========   =====    =========   =====   =========      =====



                          Year Ended December 31, 2003
                      -----------------------------------

               Options Outstanding                     Options Exercisable
--------------------------------------------------   ----------------------
                                         Weighted
                            Weighted      Average                  Weighted
  Range of                  Average      Remaining                 Average
  Exercise                  Exercise      Life In                  Exercise
   Price        Shares       Price         Years       Shares       Price
  --------      ------      --------     ---------     ------      --------

$.08 - 0.12     445,000      $0.09         6.54        445,000      $0.09
 .13 - 0.19     265,000       0.15         5.29        265,000       0.15
 .20 - 0.22     848,131       0.21         3.14        848,131       0.21
-----------   ---------     --------     ---------   ---------    --------

      TOTAL   1,558,131      $0.17         4.48      1,558,131      $0.17
              =========     ========     =========   =========    ========


Warrants and Notes Redeemable in Stock

     During 2001, the Company, in connection with the purchase of the residual interests issued warrants to purchase 3,000,000 shares of common stock with an excercise price of $0.20 per share which expire as follows: warrant for 2,000,000 shares - February 2011; warrant for 1,000,000 shares - August 2011.

     The Company has the option to redeem the outstanding Notes (approximately $1,171 at December 31, 2003) by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the outstanding Notes may cause significant dilution for current shareholders. On October 10, 2003 the Company gave notice of redemption to holders of approximately $750 principal amount of Notes. Pursuant to such notice, such holder's of Notes were redeemed for an aggregate of approximately 6,025,000 shares of Common Stock.

     In 1996, the affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including common stock issued to redeem the Notes, and subject to a maximum aggregate exercise price of $1,916. At December 31, 2003, shares underlying the Warrants and exercise price aggregated 26,182,049 and $0.07, respectively. No warrants have been exercised through December 31, 2003.

     The actual dilutive effect of the Warrants and the outstanding Notes cannot be currently ascertained since it depends on the number of shares to be actually issued to satisfy the Notes and the Warrants and because the Warrants have anti-dilution protection from the redemption of the Notes for common stock. The Company currently intends to exercise at some point in the future its redemption option for the remaining Notes to the extent it does not buy back the outstanding Notes by means of cash tender offers or cash redemptions.

11.  Income Taxes

     The provision for income taxes was as follows (in thousands):

                                      2003           2002        2001
                                      ----           ----        ----
Currently Payable
   Federal                    $        108       $    (86)    $    80
   State                                 -              -           -
                              ---------------------------------------
   Total Current Provision             108            (86)         80
                              ---------------------------------------
Deferred Provision
   Federal                            (367)          (397)     (1,050)
   State                                 -              -           -
                              ---------------------------------------
   Total Deferred Benefit             (367)          (397)     (1,050)
                              ---------------------------------------
   Total Benefit              $       (259)      $   (483)    $  (970)
                              =======================================


The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

U.S. Federal Statutory Rate           34.0%         34.0%        34.0%

Change in Valuation Allowance
   and Utilization of Unrecog-
   nized Deferred Tax Assets        -123.6%        -87.2%       -85.1%
                             -----------------------------------------
Effective Income Tax Rate            -89.6%        -53.2%       -51.1%
                             =========================================

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

Allowance for Losses               $       106     $    585         $   497
Notes Payable Litigation Settlement        253          (19)            206
Other                                       24           18              41
Carrying Value of LP Investments           (61)         (44)           (391)
NOL Carryforward                         3,888        2,086           1,686
Retained Interests                      (3,971)      (1,364)           (909)
Mortgage Loans                              (5)         141             (69)
Change in Valuation Allowance             (601)      (1,800)         (2,111)
                                   ----------------------------------------
Total Deferred (Benefit)           $      (367)    $   (397)        $(1,050)
                                   ========================================

The significant components of deferred tax assets and liabilities were as follows:

                                                 2003           2002
                                                 ----           ----

Allowance for Losses                     $      1,011       $  1,117
Notes Payable Litigation Settlement
  Redeemed Notes                                  737            990
Other                                             185            209
Carrying Value of LP Investments               (1,919)        (1,980)
NOL Carryforward                               16,340         20,228
Retained Interests                              6,244          2,273
Mortgage Loans                                  2,613          2,608
                                         ---------------------------
Deferred Tax Asset                             25,211         25,445

Valuation Allowance                           (23,397)       (23,998)
                                         ---------------------------
Net Deferred Tax Asset                   $      1,814       $  1,447
                                         ===========================

Current taxes payable for 2003 have been reduced by $3,888 relating to the utilization of net operating loss carryforward. At December 31, 2003, the Company had aggregate unused net operating loss carryforward of approximately $42,000, which may be available to reduce future taxable income, expiring through 2019, with approximately $35,000 expiring through 2007. The deferred tax benefit of $1,814 resulted from a reduction in the valuation allowance, as the Company's ability to utilize a portion of its net operating loss carryforward is more likely than not.

12.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securities receivables portfolios. The Corporate/Other net income of $303, $472 and $927 in 2003, 2002, and 2001, respectively include $367, $397 and $1,050 of deferred income tax benefit, respectively.

                                             2003        2002        2001
                                             ----        ----        ----

            Revenue
              Real estate                $  4,535    $  4,683    $  6,690
              Residual interests            4,524       4,373       2,802
              Corporate/Other                  45          38          63
                                         --------    --------    --------

       Total consolidated revenue        $  9,104    $  9,094    $  9,555
                                         ========    ========    ========

            Net income (loss)
              Real estate                $ (1,465)   $   (677)   $    983
              Residual interests            1,710       1,596         956
              Corporate/Other                 303         472         927
                                         --------    --------    --------

       Total consolidated net income     $    548    $  1,391    $  2,866
                                         ========    ========    ========

            Assets
              Real estate                $ 36,264    $ 42,026    $ 41,734
              Residual interests           36,662      36,111      36,906
              Corporate/Other               1,814       1,447       1,050
                                         --------    --------    --------

        Total consolidated assets        $ 74,740    $ 79,584    $ 79,690
                                         ========    ========    ========

DVL, INC.  AND SUBSIDIARIES
SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION
IN THOUSANDS

                                                                          COSTS CAPITALIZED
                                                                            SUBSEQUENT TO         GROSS AMOUNT OF WHICH CARRIED
                                             I N I T I A L   C O S T         ACQUISITION              AT  CLOSE OF PERIOD
                                           ---------------------------    -----------------     ---------------------------------

                                                          BUILDING AND       BUILDING AND                  BUILDING AND
DESCRIPTION               ENCUMBRANCES        LAND        IMPROVEMENTS       IMPROVEMENTS        LAND      IMPROVEMENT      TOTAL
-----------               ------------     ---------      ------------       ------------       ------     -----------     -------
SUPERMARKET & LAND
FORT EDWARDS, NY          $        -       $     100       $      250                 -         $   100     $     10       $    110


VACANT RETAIL STORE
AND LAND
CHAMPLAIN, NEW YORK       $        -       $      60       $      240         $       -         $    60     $    240       $    300


WAREHOUSE
MANUFACTURING
KEARNY, NEW JERSEY        $        -       $      80       $      426         $     208         $    80     $    634       $    714


WAREHOUSE MANU-
FACTURING & RETAIL
KEARNY, NEW JERSEY        $    3,000       $     648       $    2,590         $       -         $   648     $  2,590       $  3,238


LEASEHOLD IMPROVE-
MENTS
BOGOTA, NEW JERSEY        $        -       $       -       $       19         $       7         $     -     $     26       $     26


RETAIL STORE & LAND
KEARNY, NEW JERSEY        $    6,500       $     388       $    4,016         $       -         $   388     $  4,016       $  4,404

                          ----------       ---------       ----------         ---------         -------     --------       --------
                          $    9,500       $   1,276       $    7,541         $     215         $ 1,276     $  7,516       $  8,792
                          ==========       =========       ==========         =========         =======     ========       ========




                                                                           LIFE ON WHICH DEPRECIATION
                           ACCUMULATED          DATE OF         DATE       IN LATEST INCOME STATEMENT
DESCRIPTION                DEPRECIATION      CONSTRUCTION     ACQUIRED             IS COMPUTED
-----------                -------------     ------------     --------     --------------------------
SUPERMARKET & LAND
FORT EDWARDS, NY             $      -            1982           06/02          STRAIGHTLINE METHOD
                                                                                     40 YEARS

VACANT RETAIL STORE
AND LAND
CHAMPLAIN, NEW YORK          $      6               -           01/03          STRAIGHT-LINE METHOD
                                                                                     40 YEARS

WAREHOUSE
MANUFACTURING
KEARNY, NEW JERSEY           $     61            1977           11/98          STRAIGHT-LINE METHOD
                                                                                     40 YEARS

WAREHOUSE MANU-
FACTURING & RETAIL
KEARNY, NEW JERSEY           $    202            1977           12/00          STRAIGHT-LINE METHOD
                                                                                     40 YEARS

LEASEHOLD IMPROVE-
MENTS
BOGOTA, NEW JERSEY           $      2            2000           12/00          STRAIGHT-LINE METHOD
                                                                                     40 YEARS

RETAIL STORE & LAND
KEARNY, NEW JERSEY           $    141            1987           08/02          STRAIGHT-LINE METHOD
                                                                                     40 YEARS
                             --------
                             $    412
                             ========

DVL, INC.  AND SUBSIDIARIES

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

IN THOUSANDS

                                                                YEAR ENDED DECEMBER 31,
                                                           2003          2002          2001
                                                          ----------------------------------
(A) RECONCILIATION OF REAL ESTATE OWNED
BALANCE AT BEGINNING OF YEAR                              $ 8,717       $ 4,246      $ 3,763
ADDITIONS DURING THE YEAR                                     381         4,471          483
DELETIONS DURING THE YEAR                                    (306)           --           --
                                                          -------       -------      -------
BALANCE AT END OF YEAR                                    $ 8,792       $ 8,717      $ 4,246
                                                          =======       =======      =======


                                                                YEAR ENDED DECEMBER 31,
                                                           2003          2002          2001
                                                          ----------------------------------
(A) RECONCILIATION OF ACCUMULATED DEPRECIATION
BALANCE AT BEGINNING OF YEAR                              $   226       $   104      $    26
ADDITIONS DURING THE YEAR:  DEPRECIATION                      198           122           78
DELETIONS DURING THE YEAR                                     (12)           --           --
                                                          -------       -------      -------
BALANCE AT END OF YEAR                                    $   412       $   226      $   104
                                                          =======       =======      =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DVL, INC. -- TABLE 1
            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (3)

                        DECEMBER 31, 2003 (In Thousands)


                                           Net       Under-
 Location of                               Mtg.      lying                                      Security
 Property        Mortgage    Unearned      Loan       Loan               Monthly               [mortgage(s)
Securing Loan    Balance     Interest    Receive.    Balance    Yield    Amort.   Maturity      Upon]             Tenant(s)
------------------------------------------------------------------------------------------------------------------------------------
Wellsville, NY   $   819     $   609     $   210    $     -      51%     $ 1      February     Land and        Eckerd Stores, Inc.
                                                                                  2027         a commercial
                                                                                               building (1)

Alma, AR (2)       1,728         688       1,040        488      15%     $12      March        Land and        Wal-Mart Stores, Inc.
                                                                                  2027         a commercial
                                                                                               building (1)

Ossipee, NH (2)      801         540         261          -      16%     $ -      February     Land and        Hannaford Bros. Co.
                                                                                  2027         a commercial
                                                                                               building (1)

Brent, AL (2)      1,287         481         806        371      15%     $ 9      February     Land and        Wal-Mart Stores, Inc.
                                                                                  2027         a commercial
                                                                                               building (1)

Checotah, OK (2)   1,331         550         781        377      15%     $ 9      February     Land and        Wal-Mart Stores, Inc.
                                                                                  2027         a commercial
                                                                                               building (1)

Edna, Tx           3,028       2,243         785        533      23%     $ -      January      Land and        Wal-Mart Stores, Inc.
                                                                                  2028         a commercial
                                                                                               building (1)

Fairbury, NE (2)   1,585         680         905        430      15%     $10      August       Land and        Wal-Mart Stores, Inc.
                                                                                  2027         a commercial
                                                                                               building (1)

Yakima, WA           339          64         275          -      10%     $ 1      August       Land and a      Pactiv
                                                                                  2021         commercial
                                                                                               building

Hoosick Falls, NY  1,253         604         649          -      15%     $10      August       Land and a      GU Markets, Inc.
                                                                                  2021         supermarket


            LONG TERM MORTGAGES DUE FROM AFFILIATED PARTNERSHIPS (3)

                        DECEMBER 31, 2003 (In Thousands)


                                           Net        Under-
Location of                                Mtg.       lying                                    Security
Property            Mortgage   Unearned    Loan       Loan              Monthly               [mortgage(s)
Securing Loan       Balance    Interest   Receive.    Balance   Yield    Amort.    Maturity     Upon]            Tenant(s)
---------------------------------------------------------------------------------------------------------------------------------
Jena, LA            $ 2,522    $ 1,960    $   562    $   475     35%    $ 1        February    Land and        Wal-Mart Stores, Inc.
                                                                                   2027        a commercial
                                                                                               building (1)

Jacksonville, FL    $ 1,256        485        771        776     12%    $ 9 with   January     Land and        Toys "R" Us, Inc.
                                                                        a final    2020        a commercial
                                                                        pmt. of                building (1)
                                                                        $672

Port Isabel, TX (2)   1,883        697      1,186        533     15%    $12        February    Land and        Wal-Mart Stores, Inc.
                                                                                   2027        a commercial
                                                                                               building (1)

Stigler, OK           2,410      1,881        529        386     28%    $ 2        August      Land and        Wal-Mart Stores, Inc.
                                                                                   2027        a commercial
                                                                                               building (1)

St.  Albans, VT       1,369        617        752          -     30%    $15        May         Land and a      Fonda Group
                                                                                   2029        commercial
                                                                                               building (1)

Waldron, AR           2,882      2,201        681        501     22%    $ -        December    Land and a      Wal-Mart Stores, Inc.
                                                                                   2031        commercial
                                                                                               building (1)
                    -------    -------    -------    -------
                    $24,493    $14,300    $10,193    $ 4,870


------------------------------
(1)  These loans are wrap-around loans.
(2) These loans were restructured as part of the Limited Partner Settlement. The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(3) DVL's net investment in these mortgages was $5,393, and $5,537, at December 31, 2003 and 2002, respectively.

                              DVL, INC. -- TABLE 2
               LONG TERM MORTGAGES, ACQUIRED FROM KENBEE, DUE FROM
                         AFFILIATED PARTNERSHIPS (1)(5)

                        DECEMBER 31, 2003 (In Thousands)


Location               Partnership      Underlying         Net Amount      Net Mortgage
of Property             Mortgage           Loan          of Collateral        Loans
Securing Loan           Balance           Balance           Pledged         Receivable       Maturity              Tenant
-----------------------------------------------------------------------------------------------------------------------------------
Aledo, IL (2)          $ 1,663          $   827            $   836          $ 1,070       November 2018    Wal-Mart Stores, Inc.
Caldwell, TX (2)         1,465              657                808              922       May 2019         Wal-Mart Stores, Inc.
Woodstock, GA (2)        2,700            2,268                432            2,282       July 2023        Wal-Mart Stores, Inc.
Clinton, IL (2)          3,239              607              2,632            1,700       June 2029        Wal-Mart Stores, Inc.
Columbus, TX (2)         3,719              698              3,021            1,619       December 2029    Wal-Mart Stores, Inc.
Covington, GA (2)        4,651            1,079              3,572            1,693       January 2030     Wal-Mart Stores, Inc.(4)
Douglas, GA (2)          1,996              781              1,215            1,963       December 2023    Wal-Mart Stores, Inc.
                                                                                                               operating as - Buds
Elmira, NY (2)             691                -                691              285       November 2021    Fays Drug Company, Inc.
Iowa Park, TX (2)        1,599              473              1,126              753       March 2021       Wal-Mart Stores, Inc.
Lawrenceburg, KY (2)     2,874              550              2,324              854       December 2029    Wal-Mart Stores, Inc.
Marshall, IL (2)         1,428              738                690              949       November 2018    Wal-Mart Stores, Inc.
Booneville, MO (2)       1,404              762                642            1,015       June 2018        Wal-Mart Stores, Inc.
Southfield, MI (3)       3,538              443              3,095              688       July 2026        Pitney-Bowes, Inc.
                       -------          -------            -------          -------
                       $30,967          $ 9,883            $21,084          $15,793


(1) These loans were acquired pursuant to the Limited Partner Settlement from Kenbee. DVL's loan balance equals it's net investment in the related loan due previously from Kenbee, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2) The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3) The loans due from these partnerships are secured by mortgages upon land and office buildings.
(4) Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(5) DVL's total loan balances of these mortgages were $15,793, and $18,993, at December 31, 2003 and 2002, respectively. The decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Robstown and Mt. Pleasant) and collections on certain mortgages.