Form 10-Q
period 2004-03-31
DVL INC /DE/
filed 2004-05-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004
                               -------------------------------------------------

[ ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURTIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number:      1-8356




                                    DVL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        13-2892858
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)


70 EAST 55TH STREET, NEW YORK, NEW YORK                     10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code    (212) 350-9900
                                                     ---------------------------


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
                                             ---    ---
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  Yes:    No:  X
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             CLASS                          OUTSTANDING AT MAY 14, 2004
             -----                       ----------------------------------

  Common Stock, $.01 par value                      27,738,402

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1 - Financial Statements:                                    PAGES
                                                                           -----
         Consolidated Balance Sheets -
           March 31, 2004 (unaudited) and December 31, 2003                1 - 2

         Consolidated Statements of Operations -
         Three Months Ended March 31, 2004 (unaudited) and
           2003 (unaudited)                                                3 - 4

         Consolidated Statement of Shareholder's Equity -
         Three Months Ended March 31, 2004 (unaudited)                         5

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2004 (unaudited) and
           2003 (unaudited)                                                6 - 7

         Notes to Consolidated Financial Statements (unaudited)           8 - 17

         Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 18 - 22

         Item 3 - Quantitative and Qualitative Disclosures
           About Market Risk                                                  23

         Item 4 - Controls and Procedures                                     23

Part II. Other Information:

         Item 6 - Exhibits and Reports on Form 8-K                            24

         Signature                                                            25

                         Part I - Financial Information

Item 1.  Financial Statements


                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                     MARCH 31,   DECEMBER 31,
                                                                       2004         2003
                                                                    -----------  -----------
                                                                    (unaudited)
ASSETS
Residual interests in securitized portfolios                          $ 35,691     $ 36,662
                                                                      --------     --------

Mortgage loans receivable from affiliated partnerships
(net of unearned interest of $14,179 for 2004 and $14,300 for 2003)

                                                                        25,614       25,986

    Allowance for loan losses                                            2,386        2,386
                                                                      --------     --------

    Net mortgage loans receivable                                       23,228       23,600
                                                                      --------     --------

Cash (including restricted cash of $155 and $172 for 2004
   and 2003)                                                             1,978        2,176

Investments
  Real estate at cost (net of accumulated depreciation of
    $460 for 2004 and $412 for 2003)                                     8,232        8,380

  Real estate lease interests                                              100          100

  Affiliated limited partnerships (net of allowance for
    losses of $476, for 2004 and 2003)                                   1,000        1,000

Deferred income tax benefits                                             1,814        1,814

Other assets                                                             1,140        1,008
                                                                      --------     --------

Total assets                                                          $ 73,183     $ 74,740
                                                                      ========     ========

                                    (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)


                                                              MARCH 31,    DECEMBER 31,
                                                                2004           2003
                                                             ----------     ----------
                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

    Notes payable - residual interests                       $   31,798     $   33,016

    Underlying mortgages payable                                 14,235         14,753
    Debt - affiliates                                             2,357          2,287
    Debt - other                                                  8,155          8,262
    Notes payable - litigation settlement                         1,078          1,093
    Redeemed notes payable-litigation settlement                    801            801
    Fees due to affiliates                                          219            218
    Line of credit                                                   99            168
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $30 for
      2004 and $18 for 2003)                                        647            477
                                                             ----------     ----------

  Total liabilities                                              59,389         61,075
                                                             ----------     ----------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                     1              1
     Preferred stock, $.01 par value, authorized 5,000,000
     Common stock, $.01 par value, authorized - 90,000,000
       issued and outstanding 27,738,402 shares for 2004
       and 2003                                                     277            277
     Additional paid-in capital                                  96,464         96,464
     Deficit                                                    (82,948)       (83,077)
                                                             ----------     ----------

     Total shareholders' equity                                  13,794         13,665
                                                             ----------     ----------

     Total liabilities and shareholders' equity              $   73,183     $   74,740
                                                             ==========     ==========




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ---------------------------

                                                          2004            2003
                                                       ----------      -----------
Income from affiliates:

   Interest on mortgage loans                          $      642      $       721
   Gain on satisfaction of mortgage loans                      --               48
   Partnership management fees                                 71               69
   Management fees                                             61               95
   Transaction and other fees from partnerships                38               36
   Distributions from partnerships                             20               30

Income from others:

   Interest income - residual interests                     1,098            1,096
   Net rental income (including depreciation and
      amortization of $48 for 2004 and $49 for 2003)           96              300
   Distributions from investments                              84               --
   Other income and interest                                   10                9
                                                       ----------      -----------

                                                            2,120            2,404
                                                       ----------      -----------

Operating expenses:

   General and administrative                                 367              399
   Asset Servicing Fee - NPO Management LLC                   169              164
   Legal and professional fees                                 74               58
   Impairment on real estate                                  100               --

Interest expense:

   Underlying mortgages                                       272              357
   Notes payable - residual interests                         656              690
   Affiliates                                                  78               71
   Litigation Settlement Notes                                 44               68
   Others                                                     206              190
                                                       ----------      -----------

                                                            1,966            1,997
                                                       ----------      -----------

Income before income tax expense (benefit)                    154              407

Income tax expense (benefit)                                   25             (154)
                                                       ----------      -----------

Net income                                             $      129      $       561
                                                       ==========      ===========

                                   (continued)

                See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                      2004            2003
                                                      ----            ----
Basic earnings per share:

     Net income                                  $         .00    $         .03
                                                 =============    =============

Diluted earnings per share:

     Net income                                  $         .00    $         .01
                                                 =============    =============

Weighted average shares outstanding - basic         27,738,402       21,713,563
Effect of dilutive securities                       27,293,725       32,487,535
                                                 -------------    -------------

Weighted average shares outstanding - diluted       55,032,127       54,201,098
                                                 =============    =============




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)


                                        PREFERRED STOCK             COMMON STOCK          ADDITIONAL
                                        ---------------             ------------          PAID - IN
                                      SHARES         AMOUNT      SHARES        AMOUNT      CAPITAL      DEFICIT        TOTAL
                                      ------         ------      ------        ------      -------       -------        -----

Balance - January 1, 2004                  100     $        1   27,728,402   $      277   $   96,464    $  (83,077)   $   13,665

Net income                                  --             --           --           --           --           129           129
                                    ----------     ----------   ----------   ----------   ----------    ----------    ----------

Balance - March 31, 2004                   100     $        1   27,738,402   $      277   $   96,464    $  (82,948)   $   13,794
                                    ==========     ==========   ==========   ==========   ==========    ===========   ==========




See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                       ---------------
                                                                  2004                 2003
                                                                  ----                 ----
Cash flows from operating activities:

 Net income                                                    $       129      $       561
  Adjustments to reconcile net income to net cash provided
   by operating activities
   Interest income accreted on residual interests                     (120)            (122)
   Accrued interest added to indebtedness                               70               65
   Gain on satisfactions of mortgage loans                              --              (48)
   Depreciation                                                         48               49
   Amortized of unearned interest on loan receivables                 (121)             (69)
   Amortization of real estate lease interests                          --               33
   Impairment on real estate                                           100               --
   Imputed interest on notes                                            44               68
   Net increase in deferred income tax benefits                         --             (179)
   Net (increase) decrease in prepaid financing and other
    Assets                                                            (132)             105
   Net increase in accounts payable, security deposits
    and accrued liabilities                                            158               31
   Net increase (decrease) in fees due to affiliates                     1              (89)
   Net increase in deferred income                                      12               18
                                                               -----------      -----------

     Net cash provided by operating activities                         189              423
                                                               -----------      -----------

Cash flows from investing activities:

   Collections on residual interests                                    --                7
   Collections on loans receivable                                     493            1,267
   Net increase in affiliated limited
    partnership interests and other investments                         --              (11)
                                                               -----------      -----------

      Net cash provided by investing activities                        493            1,263
                                                               -----------      -----------


                                            (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,

                                                                2004           2003
                                                                ----           ----
Cash flows from financing activities:

   Principal payments on debt                               $     (235)     $     (200)
   Repayments on underlying mortgages payable                     (518)         (1,270)
   Payments on notes payable - residual interest                  (127)            (99)
   Payments related to debt redemptions                             --              (2)
                                                            ----------      ----------

      Net cash used in financing activities                       (880)         (1,571)
                                                            ----------      ----------

Net (decrease) increase in cash                                   (198)            115

Cash, beginning of period                                        2,176           2,373
                                                            ----------      ----------

Cash, end of period                                         $    1,978      $    2,488
                                                            ==========      ==========

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                 $    1,149      $    1,315
                                                            ==========      ==========

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      (decrease) increase                                   $   (1,091)     $    2,895
                                                            ==========      ==========

    Notes payable - residual interests - (decrease)
      increase                                              $   (1,091)     $    2,895
                                                            ==========      ==========


   Foreclosure on mortgage loan receivable collateralized
     by real estate                                         $       --      $      300
                                                            ==========      ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)



1.       Basis of Presentation

         In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2004 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three months ended March 31, 2003 have been reclassified to conform to the presentation for the three months ended March 31, 2004. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2003.

2.       Residual Interests in Securitized Portfolios

         During 2001, the Company, through its wholly-owned consolidated subsidiary, S2 Holdings Inc. ("S2"), acquired 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables II-B LLC, a limited liability company ("Receivables II-B"), from an unrelated party engaged in the acquisition and management of periodic payment receivables. The Class B member interests entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B receive all the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.

         The Company purchased its interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at March 31, 2004 was $3,342. Payments, if any, due under this guaranty are payable after August 15, 2020.

         In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through March 31, 2004, the residual interest in securitized portfolios and the notes payable were decreased by approximately $1,623 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

         The following table reconciles the initial purchase price with the carrying value at March 31, 2004:

         Initial purchase price                      $ 35,791
         Adjustments to purchase price                 (1,623)
         Principal payments                               (48)
         Accretion                                      1,571
                                                     --------
                                                     $ 35,691
                                                     ========

                  The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

                          YEARS                       MINIMUM           MAXIMUM
                          -----                       -------           -------

       2004 to 2009                                  $     743         $     880
       2010 to final payment on notes payable*       $   1,050         $   1,150

       *Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

3.       Mortgage Loans Receivable

         Virtually all of DVL's loans receivable arose out of transactions in which affiliated limited partnerships purchased commercial, office and industrial properties typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, subordinate to senior liens, on real estate owned by the affiliated limited partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated limited partnerships.

4.       Real Estate

         The Company, directly and through various wholly owned subsidiaries, currently owns the following properties:

(1) Eight buildings totaling 347,000 square feet on eight acres located in an industrial park in Kearny, NJ leased to various unrelated tenants.

         This site represents a portion of the Passaic River Development area as designated for redevelopment by the town of Kearny, New Jersey. The Company is currently negotiating with the Town of Kearny to be designated as the developer for the site as well as other sites along Passaic Avenue. There can be no assurance that the Company will be designated as the developer for such site or any other site along Passaic Avenue. Pending final resolution of this issue, the Company continues to lease the property to multiple tenants and receives a positive cash flow from the properties.

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

         During the quarter ended March 31, 2004 an impairment expense of $100 was recorded relating to this property in order to reduce the net carrying value to the expected net realizable value based on a contract to sell the property, which is anticipated to close in June of 2004.

(5) The Company also operates an industrial property in Bogota, NJ under a master lease. The Company carries the master lease as an asset (real estate lease interests). Due to vacancies at the property and difficulties arranging a sale of the property, the Company had written down the value of the master lease by $762 during the year ended December 31, 2003 to its estimated net realizable value of $100. The estimated net realizable value was determined based on the amount the Company would expect to realize based on the existing agreement of sale. There can be no assurance that the Company will consummate a sale of the property on acceptable terms or at all. Activity related to the real estate lease interest is included in the real estate segment.

5.       Notes Payable - Litigation Settlement/Redemptions

         Notes with an aggregate principal amount of approximately $1,171 remain outstanding as of March 31, 2004 (carrying value $1,078).

         In December 1995, DVL completed its obligations under a 1993 settlement of its class action litigation by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387. The Notes, which are general unsecured obligations of DVL, accrue interest at a rate of ten (10%) percent per annum, with principal under the Notes, together with all accrued and unpaid interest thereunder, due on December 31, 2005. The Company has the option to redeem the outstanding Notes by issuing shares of Common Stock. Any redemption of the Notes for Common Stock will have a dilutive effect on current shareholders (See Note 8, Shareholder's Equity).

         To date, the Company has sent redemption letters to certain note holders offering to pay the Notes in cash at face value plus accrued interest. As of March 31, 2004, $801 is payable as a result of the redemption letters and is reflected as a non-interest bearing liability.

6.       Transactions with Affiliates

MONIES RECEIVED

   The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") and/or, Blackacre Capital, LLC ("Blackacre"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from management service contracts are as follows:

                                       FEE INCOME           FEE INCOME
                                       FOR THE THREE        FOR THE THREE
                                       MONTHS ENDED         MONTHS ENDED
                     AFFILIATE         03/31/04             03/31/03
                     ----------        -------------        -------------
             NPO and Blackacre         $        6            $        6
             NPO                       $       55            $       89


MONIES PAID

A. The Company recorded fees to NPO of $169 and $164 for the three months ended March 31, 2004 and 2003, respectively, under the Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2004 and 2003 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, has received fees representing compensation and reimbursement of expenses for collection services as follows:

                           Fees Recorded         Fees Recorded
                           For The Three         For The Three
                           Months Ended          Months Ended
                           03/31/04               03/31/03
                           ------------          -------------
                           $     27              $     47


In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group, whose members are affiliates of NPO, was paid brokerage fees as follows:

                           Fees Recorded         Fees Recorded
                           For The Three         For The Three
                           Months Ended          Months Ended
                           03/31/04               03/31/03
                           ------------          -------------
                           $     13              $     12

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B, affiliates of NPO and the special director of the Company are being paid investment banking fees of $900 in aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee is payable without interest, over 30 months starting January, 2002, from a portion of the monthly cash flow generated by the acquisitions. At March 31, 2004 $180 remained payable.

D. Interest expense on amounts due to affiliates was as follows:

                                            THREE MONTHS         THREE MONTHS
                                               ENDED                 ENDED
                                             03/31/04              03/31/03
                                            -----------          -----------
       Blackacre Capital Group, LLC         $        77          $        70
       NPO                                            1                    1
                                            -----------          -----------
                                            $        78          $        71
                                            ===========          ===========

7.  Contingent Liabilities

         Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments are significant enough that no amounts were accrued for the three months ended March 31, 2004 and 2003.

         During the three months ended March 31, 2004 and 2003 the Company expensed approximately $4 and $37, respectively, for amounts due to the fund of which approximately $4 and $36, respectively, was accrued at March 31, 2004 and 2003. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

         The real estate lease interest held by the Company's subsidiary, Professional Service Corporation, is subject to a master lease agreement through June 2010 which requires monthly payments of approximately $39. The master lease payments are netted against rental income in the Company's financial statements. DVL is a limited recourse guarantor on debt of approximately $2,302 which is secured solely by DVL's interest in the property.

8.  Shareholder's Equity

         The Company has the option to redeem the outstanding Notes (approximately $1,171 at March 31, 2004) by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders.

         In 1996, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including; without limitation, anti-dilution protection from any redemption of the Notes and subject to a maximum aggregate exercise price of $1,916. At March 31, 2004, shares underlying the Warrants aggregated 26,082,149 at an exercise price of $.07. No warrants have been exercised through March 31, 2004.

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

9. Earnings per share (unaudited)

The following tables present the computation of basic and diluted per share data for the three months ended March 31, 2004 and 2003.

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                     2004                                              2003
                                               ---------------                                    ---------------

                                                   WEIGHTED                                          WEIGHTED
                                                    AVERAGE                                           AVERAGE
                                                   NUMBER OF        PER SHARE                        NUMBER OF      PER SHARE
                                     AMOUNT         SHARES            AMOUNT        AMOUNT             SHARES         AMOUNT
                                     ------         ------            ------        ------             ------         ------
Basic EPS,
Income available to common
stockholders
                                   $   129          27,738,402       $      .00      $     561         21,713,563      $    .03
                                                                     ==========                                        ========

Effect of litigation settlement
notes
                                        44           8,739,799                              68         12,138,997

Effect of dilutive stock options
and warrants
                                        --          18,553,926                              --         20,348,538
                                   -------         -----------                       ---------         ----------

Diluted EPS,
Income available to common
stockholders
                                   $   173          55,032,127       $      .00      $     629         54,201,098      $    .01
                                   =======          ==========       ==========      =========         ==========      ========

         At March 31, 2004 and 2003 there were 4,008,131 and 3,893,131, respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

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

                                                                      MARCH 31,
                                                                      ---------
                                                                2004             2003
                                                                ----             ----
        Reported net income                                  $      129        $    561
        Stock based compensation included in net
          income                                                     --              --
        Proforma and actual stock based
          compensation charge for stock options                      --              --
                                                             ----------        --------

        Proforma net income                                  $      129        $    561
                                                             ==========        ========
        Earnings per share as reported:
           Basic                                             $     0.00        $   0.03
                                                             ==========        ========
           Diluted                                           $     0.00        $   0.01
                                                             ==========        ========

        Proforma earnings per share:
           Basic                                             $     0.00        $   0.03
                                                             ==========        ========
           Diluted                                           $     0.00        $   0.01
                                                             ==========        ========

10.  Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $(25) and $131 in 2004 and 2003 respectively, include $0 and $179 of deferred income tax benefit, respectively.

                                                           MARCH 31,
                                                           ---------
                                                  2004                  2003
                                                  ----                  ----


        Revenues
          Real estate                         $     1,012            $   1,299
          Residual interests                        1,098                1,096
          Corporate/other                              10                    9
                                              -----------            ---------

       Total consolidated revenues            $     2,120            $   2,404
                                              ===========            =========

       Net income (loss)
          Real estate                         $      (296)           $      26
          Residual interests                          440                  404
          Corporate/other                             (15)                 131
                                              -----------            ---------

       Total consolidated net income          $       129            $     561
                                              ===========            =========

       Assets
          Real estate                         $    35,678            $  40,815
          Residual interests                       35,691               39,121
          Corporate/other                           1,814                1,626
                                              -----------            ---------

       Total consolidated assets              $    73,183            $  81,562
                                              ===========            =========



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

    In 2004 and 2003, the Company recognized $0 and $179, respectively, of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

12.  Subsequent Events

    On April 29, 2004 the Company refinanced its existing obligations with an unaffiliated bank, which resulted in the Company paying off $503 of existing debt, part of which was at an 8.25% per annum fixed rate and the remainder at prime plus 1.5% per annum. The Company borrowed a total of $1,450 at prime plus 1.5% per annum. The Company received cash from this transaction of $931. The note is secured by collateral already pledged to the bank. Monthly payments of principal and interest are to be made from a portion of the cash flow from the collateral and the final maturity date is May 1, 2009.

    On April 29, 2004 the Company was repaid $980 from a mortgage loan receivable. This transaction will result in an estimated gain of $540 in the second quarter of 2004.

Item 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

This March 31, 2004 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

         RESIDUAL INTERESTS: Residual interests represent the estimated discounted cash flow of the differential of the total interest to be earned on the securitized receivables and the sum of the interest to be paid to the noteholders and the contractual servicing fee. Since these residual interests are not subject to prepayment risk, they are accounted for as investments held to maturity and are carried at amortized cost using the effective yield method. Permanent impairments are recorded immediately through earnings. Favorable changes in future cash flows are recognized through earnings over the remaining life of the retained interest.

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

         For the Company's mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership. The value of partnership properties which are not subject to percentage rents are based upon historical appraisals. Management believes that generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalues the property as appropriate. Management evaluates and updates such appraisals periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

         LIMITED PARTNERSHIPS: DVL does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and limited partner interests, except where DVL holds greater than 50% ownership, nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest are payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) the ("Limited Partnership Settlement");
(ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements for the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments which took place in prior years.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance on when a company should include in its financial statements the assets, liabilities and activities of another entity. The adoption of FIN 46 did not result in the Company consolidating any additional entities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

DVL had net income of $129 and $561 for the three months ended March 31, 2004 and 2003, respectively.

Interest income on mortgage loans from affiliates decreased (2004 - $642, 2003 - $721) and interest expense on underlying mortgages decreased (2004 - $272, 2003
- $357). During 2003 the Company sold properties securing two underlying mortgages and paid off the outstanding balances, wrote off one underlying mortgage after the foreclosure of the related property and paid off another underlying mortgage balance with a refinancing transaction.

Gain on satisfaction of mortgage loans was as follows:

                              THREE MONTHS ENDED       THREE MONTHS  ENDED
                               MARCH  31, 2004           MARCH  31, 2003
                               ---------------           ---------------

                                 $     -0-                 $     48


The gain in 2003 was a result of the Company collecting net proceeds on the satisfaction of a mortgage loan that was greater than its carrying value.

Transaction and other fees from affiliated limited partnerships were as follows:

                              THREE MONTHS ENDED       THREE MONTHS  ENDED
                               MARCH  31, 2004           MARCH  31, 2003
                               ---------------           ---------------

                                $       38                 $      36

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests (2004 - $1,098, 2003 - $1,096) remained consistent as periodic payment receivables continued to perform. Interest expense on the related notes payable (2004 - $656, 2003 - $690) decreased due to a decrease in the outstanding principal balance of the notes payable.


                                    THREE MONTHS ENDED       THREE MONTHS  ENDED
                                     MARCH  31, 2004           MARCH  31, 2003
                                     ---------------           ---------------

  Net rental income from others         $      96                 $     300
  Gross rental income from others       $     365                 $     639


The decrease in net rental income from 2003 to 2004 was the result of a temporary tenant which had contributed to higher gross rents in previous periods, vacating the property which the Company operates under a master lease. The property is currently under contract to be sold.

Distributions from investments from others in 2004 resulted from receiving an $84 distribution from the Opportunity Fund.

General and administrative expenses decreased (2004 - $367, 2003 - $399). The primary reason for the decrease was reduced consulting fees.

The asset servicing fee due from the Company to NPO increased (2004 - $169, 2003
- $164) pursuant to the terms of the Asset Servicing Agreement due to an increase in the consumer price index.

Legal and professional fees increased (2004 - $74, 2003 - $58) as a result of the increased cost of accounting services to the Company in 2004.

The Company recognized an impairment on real estate of $100 in 2004 to reflect its anticipated realizable value. The Company has negotiated a contract of sale for such property to a third party.

Interest expense on the litigation settlement notes decreased (2004 - $44, 2003
- $68) as a result of the redemption of litigation settlement notes during 2003.

Interest expense relating to other debts increased (2004 - $206, 2003 - $190) primarily due to the amortization of financing costs offset by decreases in interest rates on floating rate loans and repayments of principal.

In 2003, the Company recognized $154 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow from operations is generated principally from interest on the residual interests in securitized portfolios, and interest on its mortgage portfolio. Additionally the cash flows from operations arise from management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages, and rental income.

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least May, 2005. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company obtained an unsecured line of credit on December 15, 2002 for $500 with an interest rate of prime plus one percent per annum and which terminates January 14, 2005. The amount outstanding on the line of credit was $99 at March 31, 2004. The terms of the line of credit provide that interest shall be payable on the first day of each month.

     The cash flow from the Company's member interests in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

     The purchase agreements with respect to such acquisition contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

                          YEARS                    MINIMUM         MAXIMUM
                          -----                    -------         -------

     2004 to 2009                                  $   743         $   880
     2010 to final payment on the notes*           $ 1,050         $ 1,150

     * Final payment on the notes payable expected 2016 related to the Receivables IIA transaction and 2018 for the Receivables IIB transaction.

     The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

ACQUISITIONS AND FINANCINGS

Loans which are scheduled to become due through 2008 are as follows:

                                                                               OUTSTANDING
                                                               ORIGINAL          PRINCIPAL
                                                                 LOAN            BALANCE AT          DUE
         PURPOSE                        CREDITOR                AMOUNT         MARCH 31, 2004        DATE
         -------                        --------                ------         --------------        ----
Repurchase of Notes
Issued by the Company           Blackacre (1)                  $   1,560          $   2,357        01/02/05

Purchase of Mortgages           Unaffiliated Bank (2)(3)
                                                               $   1,000          $     389        05/01/06

Purchase of a Mortgage and
Refinancing of Existing
Mortgages                       Unaffiliated Bank (2)(3)
                                                               $   1,450          $     425        11/30/06

Purchase of Real Estate
Assets                          Unaffiliated Bank (4)
                                                               $   4,500          $   4,500        09/01/04

Purchase of Mortgages           Unaffiliated Bank (2)(5)
                                                               $     400          $     211        06/01/06

Purchase of Real Estate
Assets                          Unaffiliated Bank (6)          $   2,668          $   2,596        06/30/08

     (1) Interest paid is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans.

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


IMPACT OF INLFATION AND CHANGES IN INTEREST RATES

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

ITEM 4.  CONTROLS AND PROCEDURES

     In designing and evaluating the disclosure and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     No change occurred in the Company's internal controls concerning financial reporting during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)    Exhibits:   31.1 Client Executive Officer's Certificate, pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.Service
                   Agreement between the Company and Compensation Solutions,
                   Inc. dated March 28, 2003

                   31.2 Chief Financial Officer's Certificate, pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

                   32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) There were no reports on Form 8-K filed during the three months ended March 31, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DVL, Inc.

                                          By:  /s/ JAY THAILER
                                              ----------------------------------
                                                Jay Thailer, Executive Vice
                                                President and Chief Financial
                                                Officer

May 14, 2004