Form 10-Q
period 2004-06-30
DVL INC /DE/
filed 2004-08-13
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------------------------------------------

[    ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURTIES AND EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ----------------------------

Commission file number:      1-8356

                                    DVL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-2892858
--------------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. employer identification no.)


70 East 55th Street, New York, New York                     10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number, including area code    (212) 350-9900
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
                                             -----    -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes:      No:  X
                                             -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             CLASS                       OUTSTANDING AT AUGUST 13, 2004
             -----                       ------------------------------

  Common Stock, $.01 par value                    27,738,402

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

            Item 1 - Financial Statements:                                 PAGES
                                                                           -----

            Consolidated Balance Sheets -
              June 30, 2004 (unaudited) and December 31, 2003              1-2

            Consolidated Statements of Operations -
            Three Months Ended June 30, 2004 (unaudited) and
              2003 (unaudited)                                             3,5

            Consolidated Statements of Operations -
            Six Months Ended June 30, 2004 (unaudited) and
              2003 (unaudited)                                             4,5

            Consolidated Statement of Shareholder's Equity -
            Six Months Ended June 30, 2004 (unaudited)                     6

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2004 (unaudited) and
              2003 (unaudited)                                             7-8

            Notes to Consolidated Financial Statements (unaudited)         9-17

            Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                18-24

            Item 3 - Quantitative and Qualitative Disclosures
              About Market Risk                                            25

            Item 4 - Controls and Procedures                               25

Part II. Other Information:

            Item 6 - Exhibits and Reports on Form 8-K                      26

            Signature                                                      27

                         Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      June 30,      December 31,
                                                                        2004            2003
                                                                    -----------     ------------
                                                                    (unaudited)

ASSETS

Residual interests in securitized portfolios                            $34,478          $36,662
                                                                        -------          -------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $14,059 for 2004 and $14,300 for 2003)           24,446           25,986

    Allowance for loan losses                                             2,386            2,386
                                                                        -------          -------

    Net mortgage loans receivable                                        22,060           23,600
                                                                        -------          -------

Cash (including restricted cash of $148 and $172 for 2004
   and 2003)                                                              3,384            2,176

Investments

  Real estate at cost (net of accumulated depreciation of
    $510 for 2004 and $412 for 2003)                                      8,447            8,380

  Real estate lease interests                                               100              100

  Affiliated limited partnerships (net of allowance for

    losses of $469 for 2004 and $476 for 2003)                              985            1,000

Deferred income tax benefits                                              1,814            1,814

Other assets                                                                897            1,008
                                                                        -------          -------

Total assets                                                            $72,165          $74,740
                                                                        =======          =======


                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                   June 30,         December 31,
                                                                     2004               2003
                                                                 -----------        ------------
                                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                              $ 30,321           $ 33,016

    Underlying mortgages payable                                      13,369             14,753
    Debt - affiliates                                                  2,311              2,287
    Debt - other                                                       8,935              8,262
    Notes payable - litigation settlement                              1,064              1,093
    Redeemed notes payable-litigation settlement                         801                801
    Fees due to affiliates                                                41                218
    Line of credit                                                        --                168
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $292 for
      2004 and $18 for 2003)                                             794                477
                                                                    --------           --------
  Total liabilities                                                   57,636             61,075
                                                                    --------           --------
  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                          1                  1
     Preferred stock, $.01 par value, authorized 5,000,000
     Common stock, $.01 par value, authorized - 90,000,000
       issued and outstanding 27,738,402 shares for 2004
       and 2003                                                          277                277
     Additional paid-in capital                                       96,464             96,464
     Deficit                                                         (82,213)           (83,077)
                                                                    --------           --------
     Total shareholders' equity                                       14,529             13,665
                                                                    --------           --------
     Total liabilities and shareholders' equity                     $ 72,165           $ 74,740
                                                                    ========           ========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                 Three Months Ended
                                                                      June 30,
                                                                    ------------
                                                                2004             2003
                                                                ----             ----
Income from affiliates:

   Interest on mortgage loans                                 $   594          $   659
   Gain on satisfaction of mortgage loans                         502               40
   Partnership management fees                                     72               70
   Management fees                                                 49               48
   Transaction and other fees from partnerships                    70                1
   Distributions from partnerships                                 25               23

Income from others:

   Interest income - residual interests                         1,084            1,154
   Net rental income (including depreciation and
      amortization of $45 for 2004 and $46 for 2003)              172              231
   Distributions from investments                                  49               35
   Other income and interest                                        8               13
                                                              -------          -------
                                                                2,625            2,274
                                                              -------          -------

Operating expenses:

   General and administrative                                     374              420
   Asset Servicing Fee - NPO Management LLC                       171              168
   Legal and professional fees                                     97               79

Interest expense:

   Underlying mortgages                                           256              340
   Notes payable - residual interests                             625              721
   Affiliates                                                      80               73
   Litigation Settlement Notes                                     45               71
   Others                                                         242              186
                                                              -------          -------
                                                                1,890            2,058
                                                              -------          -------

Income before income tax expense (benefit)                        735              216

Income tax benefit                                                 --             (153)
                                                              -------          -------
Net income                                                    $   735          $   369
                                                              =======          =======


                                            (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                  Six Months Ended
                                                                      June 30,
                                                                    ------------
                                                                2004             2003
                                                                ----             ----
Income from affiliates:

   Interest on mortgage loans                                 $ 1,236          $ 1,380
   Gain on satisfaction of mortgage loans                         502               88
   Partnership management fees                                    143              139
   Management fees                                                110              143
   Transaction and other fees from partnerships                   108               37
   Distributions from partnerships                                 45               53

Income from others:

   Interest income - residual interests                         2,182            2,250
   Net rental income (including depreciation and
      amortization of $93 for 2004 and $95 for 2003)              268              531
   Distributions from investments                                 133               35
   Other income and interest                                       18               22
                                                              -------          -------
                                                                4,745            4,678
                                                              -------          -------

Operating expenses:

   General and administrative                                     741              819
   Asset Servicing Fee - NPO Management LLC                       340              332
   Legal and professional fee                                     171              137
   Impairment on real estate                                      100               --

Interest expense:

   Underlying mortgages                                           528              697
   Notes payable - residual interests                           1,281            1,411
   Affiliates                                                     158              144
   Litigation Settlement Notes                                     89              139
   Others                                                         448              376
                                                              -------          -------
                                                                3,856            4,055
                                                              -------          -------

Income before income tax expense (benefit)                        889              623

Income tax expense (benefit)                                       25             (307)
                                                              -------          -------
Net income                                                    $   864          $   930
                                                              =======          =======


                                            (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                              Three Months Ended                         Six Months Ended
                                                   June 30,                                  June 30,
                                                   --------                                  --------
                                          2004                 2003                 2004                 2003
                                       -----------          -----------          -----------          -----------
Basic earnings per share:

     Net income                        $       .03          $       .02          $       .03          $       .04
                                       ===========          ===========          ===========          ===========

Diluted earnings per share:

     Net income                        $       .01          $       .01          $       .02          $       .02
                                       ===========          ===========          ===========          ===========

Weighted average shares
outstanding - basic                     27,738,402           21,713,563           27,738,402           21,713,563
Effect of dilutive securities           27,871,412           33,765,095           27,559,045           33,091,210
                                       -----------          -----------          -----------          -----------

Weighted average shares
outstanding - diluted                   55,609,814           55,478,658           55,297,447           54,804,773
                                       ===========          ===========          ===========          ===========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                   Preferred Stock                 Common Stock            Additional
                              -------------------------     -------------------------      Paid - In
                                Shares         Amount         Shares         Amount        Capital        Deficit          Total
                              ----------     ----------     ----------     ----------     ----------     ----------      ----------

Balance - January 1, 2004            100     $        1     27,738,402     $      277     $   96,464     $  (83,077)     $   13,665

Net income                            --             --             --             --             --            864             864
                              ----------     ----------     ----------     ----------     ----------     ----------      ----------
Balance - June 30, 2004              100     $        1     27,738,402     $      277     $   96,464     $  (82,213)     $   14,529
                              ==========     ==========     ==========     ==========     ==========     ==========      ==========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                      2004              2003
                                                                    -------           -------
Cash flows from operating activities:

 Net income                                                         $   864           $   930
  Adjustments to reconcile net income to net cash provided
   by operating activities
   Interest income accreted on residual interests                      (232)             (270)
   Accrued interest added to indebtedness                               140               132
   Gain on satisfactions of mortgage loans                             (502)              (88)
   Issuance and repricing of options                                     --                13
   Depreciation                                                          93                88
   Amortized of unearned interest on loan receivables                  (241)             (157)
   Amortization of real estate lease interests                           --                83
   Impairment on real estate                                            100                --
   Imputed interest on notes                                             89               139
   Net increase in deferred income tax benefits                          --              (357)
   Net (increase) decrease in prepaid financing and other
    Assets                                                             (149)               28
   Net increase in accounts payable, security deposits
    and accrued liabilities                                              43                34
   Net decrease in fees due to affiliates                              (177)             (178)
   Net increase in deferred income                                      274               283
                                                                    -------           -------
     Net cash provided by operating activities                          302               680
                                                                    -------           -------
Cash flows from investing activities:

   Collections on residual interests                                     --                 7
   Collections on loans receivable                                    2,283             1,903
   Net decrease in affiliated limited
    partnership interests and other investments                          15                 4
                                                                    -------           -------
      Net cash provided by investing activities                       2,298             1,914
                                                                    -------           -------


                                            (continued)


See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 -------------------------
                                                                                   2004              2003
                                                                                 -------           -------
Cash flows from financing activities:

   Proceeds from new borrowings                                                  $   949           $   283
   Principal payments on debt                                                       (678)             (508)
   Repayments on underlying mortgages payable                                     (1,384)           (1,769)
   Payments on notes payable - residual interest                                    (279)             (189)
   Payments related to debt redemptions                                               --               (16)
                                                                                 -------           -------
     Net cash used in financing activities                                        (1,392)           (2,199)
                                                                                 -------           -------
Net increase in cash                                                               1,208               395

Cash, beginning of period                                                          2,176             2,373
                                                                                 -------           -------
Cash, end of period                                                              $ 3,384           $ 2,768
                                                                                 =======           =======
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                                      $ 2,255           $ 2,647
                                                                                 =======           =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      (decrease) increase                                                        $(2,416)          $ 2,676
                                                                                 =======           =======
    Notes payable - residual interests - (decrease) increase                     $(2,416)          $ 2,676
                                                                                 =======           =======
   Foreclosure on mortgage loan receivable collateralized
     by real estate                                                              $    --           $   300
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

1.       Basis of Presentation

         In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the six months ended June 30, 2004 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the six months ended June 30, 2003 have been reclassified to conform to the presentation for the six months ended June 30, 2004. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2003.

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

         The Company purchased its interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at June 30, 2004 was $3,327. Payments, if any, due under this guaranty are payable after August 15, 2020.

         In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through June 30, 2004, the residual interest in securitized portfolios and the notes payable were decreased by approximately $2,953 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

         The following table reconciles the initial purchase price with the carrying value at June 30, 2004:

         Initial purchase price              $ 35,791
         Adjustments to purchase price         (2,953)
         Principal payments                       (48)
         Accretion                              1,688
                                             --------
                                             $ 34,478
                                             ========

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

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $352 after the sale of approximately one acre of land in November 2003.

(4) A vacant 32,000 square foot former Ames Department Store and approximately one acre of land underlying the building located in Champlain, NY. The property, which was acquired through foreclosure on a mortgage, was recorded at $300, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

         During the quarter ended March 31, 2004 an impairment expense of $100 was recorded relating to this property in order to reduce the net carrying value to the expected net realizable value based on a contract to sell the property, which is anticipated to close by September of 2004.

(5) The Company also operates an industrial property in Bogota, NJ under a master lease. The Company carries the master lease as an asset (real estate lease interests). Due to vacancies at the property and difficulties arranging a sale of the property, the Company had written down the value of the master lease by $762 during the year ended December 31, 2003 to its estimated net realizable value of $100. The estimated net realizable value was determined based on the amount the Company would expect to realize based on an existing agreement of sale with respect to such property. The Company anticipates the contract to close in September 2004. There can be no assurance that the Company will consummate a sale of the property on acceptable terms or at all. Activity related to the real estate lease interest is included in the real estate segment.

5.       Notes Payable - Litigation Settlement/Redemptions

         Notes with an aggregate principal amount of approximately $1,171 remain outstanding as of June 30, 2004 (carrying value $1,064).

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

         To date, the Company has sent redemption letters to certain note holders offering to pay the Notes in cash at face value plus accrued interest. As of June 30, 2004, $801 is payable as a result of the redemption letters and is reflected as a non-interest bearing liability.

6.       Transactions with Affiliates

MONIES RECEIVED

   The Company receives fee income for providing management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") and/or, Blackacre Capital, LLC ("Blackacre"), which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from management service contracts are as follows:

                                           Fee Income        Fee Income        Fee Income       Fee Income
                                           For The Three     For The Three     For The Six      For The Six
                 AFFILIATE                 Months Ended      Months Ended      Months Ended     Months Ended
                 ---------                 06/30/04          06/30/03          06/30/04         06/30/03
                                           -------------     -------------     ------------     ------------
             NPO and Blackacre             $       6         $       6         $      12        $      12
             NPO                           $      44         $      41         $      98        $     131


MONIES PAID

A. The Company recorded fees to NPO of $340 and $332 for the six months ended June 30, 2004 and 2003, respectively, under the Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2004 and 2003 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, has received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

             Fees Recorded     Fees Recorded     Fees Recorded     Fees Recorded
             For The Three     For The Three     For The Six       For The Six
             Months Ended      Months Ended      Months Ended      Months Ended
             06/30/04          06/30/03          06/30/04          06/30/03
             -------------     -------------     -------------     -------------
             $      50         $      48         $      77         $      95

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group, whose members are affiliates of NPO, was paid brokerage fees as follows:

             Fees Recorded     Fees Recorded     Fees Recorded     Fees Recorded
             For The Three     For The Three     For The Six       For The Six
             Months Ended      Months Ended      Months Ended      Months Ended
             06/30/04          06/30/03          06/30/04          06/30/03
             -------------     -------------     -------------     -------------
             $      --         $      --         $      13         $      12

C. In connection with the acquisitions of residual interests in Receivables II-A and Receivables II-B, affiliates of NPO and the special director of the Company were paid investment banking fees of $900 in aggregate for their services in connection with the origination, negotiation and structuring of the transactions. The fee was payable without interest, over 30 months starting January, 2002, from a portion of the monthly cash flow generated by the acquisitions. The fee was paid in full as of June 30, 2004.

D. Interest expense on amounts due to affiliates was as follows:

                              Three Months  Three Months  Six Months  Six Months
                                 Ended         Ended        Ended       Ended
                                06/30/03      06/30/04     06/30/04    06/30/03
                                --------      --------     --------    --------
Blackacre Capital Group, LLC      $ 78          $ 71         $155        $141
NPO                                  2             2            3           3
                                  ----          ----         ----        ----
                                  $ 80          $ 73         $158        $144
                                  ====          ====         ====        ====

7.  Contingent Liabilities

         Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments are significant enough that no amounts were accrued for the six months ended June 30, 2004 and 2003.

         During the six months ended June 30, 2004 and 2003 the Company expensed approximately $266 and $107, respectively, for amounts due to the fund of which $-0- was accrued at both June 30, 2004 and 2003. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

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

8.  Shareholder's Equity

         The Company has the option to redeem the outstanding Notes (approximately $1,171 at June 30, 2004) by issuing additional shares of Common Stock with a then current market value (determined based on a formula set forth in the Notes), equal to 110% of the face value of the Notes plus any accrued and unpaid interest thereon. Because the applicable market value of the Common Stock will be determined at the time of redemption, it is not possible currently to ascertain the precise number of shares of Common Stock that may have to be issued to redeem the outstanding Notes. The redemption of the notes may cause significant dilution for current shareholders.

         In 1996, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions including, without limitation, anti-dilution protection from any redemption of the Notes and subject to a maximum aggregate exercise price of $1,916. At June 30, 2004, shares underlying the Warrants aggregated 26,082,149 at an exercise price of $.07. No warrants have been exercised through June 30, 2004.

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

9. Earnings per share (unaudited)

The following tables present the computation of basic and diluted per share data for the three and six months ended June 30, 2004 and 2003.

                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                               2004                                         2003
                                               ------------------------------------        --------------------------------------
                                                             Weighted                                     Weighted
                                                              Average                                      Average
                                                             Number of      Per Share                     Number of      Per Share
                                               Amount         Shares         Amount        Amount          Shares         Amount
                                               ------         ------         ------        ------          ------         ------
Basic EPS, Income available to
common stockholders                            $  735       27,738,402       $   .03       $  369        21,713,563       $   .02
                                                                             =======                                      =======
Effect of litigation settlement notes              45       10,175,989                         71        13,420,602

Effect of dilutive stock options and
warrants                                           --       17,695,423                         --        20,344,493
                                               ------       ----------                     ------        ----------
Diluted EPS, Income available to
common stockholders                            $  780       55,609,814       $   .01       $  440        55,478,658       $   .01
                                               ======       ==========       =======       ======        ==========       =======


                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                               2004                                         2003
                                               ------------------------------------        --------------------------------------
                                                             Weighted                                     Weighted
                                                              Average                                      Average
                                                             Number of      Per Share                     Number of      Per Share
                                               Amount         Shares         Amount        Amount          Shares         Amount
                                               ------         ------         ------        ------          ------         ------
Basic EPS, Income available to
common stockholders                            $  864       27,738,402       $   .03       $  930        21,713,563       $   .04
                                                                             =======                                      =======
Effect of litigation settlement notes              89        9,403,372                        139        12,757,935

Effect of dilutive stock options and
warrants                                           --       18,155,673                         --        20,333,275
                                               ------       ----------                     ------        ----------
Diluted EPS, Income available to
common stockholders                            $  953       55,297,447       $   .02       $1,069        54,804,773       $   .02
                                               ======       ==========       =======       ======        ==========       =======

         At June 30, 2004 and 2003 there were 4,068,131 and 3,884,085 respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

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

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                           --------                          --------
                                                                     2004            2003              2004             2003
                                                                     ----            ----              ----             ----

 Reported net income                                              $      735        $    369         $      864        $    930
 Stock based compensation included in net
   Income                                                                 --              13                 --              13
 Proforma and actual stock based
   compensation charge for stock options                                  --             (13)                --             (13)
                                                                  ----------        --------         ----------        --------
 Proforma net income                                              $      735        $    369         $      864        $    930
                                                                  ==========        ========         ==========        ========
 Earnings per share as reported:
    Basic                                                         $     0.03        $   0.02         $     0.03        $   0.04
                                                                  ==========        ========         ==========        ========
    Diluted                                                       $     0.01        $   0.01         $     0.02        $   0.02
                                                                  ==========        ========         ==========        ========
 Proforma earnings per share:
    Basic                                                         $     0.03        $   0.02         $     0.03        $   0.04
                                                                  ==========        ========         ==========        ========
    Diluted                                                       $     0.01        $   0.01         $     0.02        $   0.02
                                                                  ==========        ========         ==========        ========

For the three and six months ended June 30, 2003 the Company recognized an expense of $13 relative to the issuance and repricing of options to a consultant.

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

                                                 June 30,
                                                 --------
                                         2004               2003
                                         ----               ----
 Revenues
   Real estate                         $  2,545           $  2,406
   Residual interests                     2,182              2,250
   Corporate/other                           18                 22
                                       --------           --------
Total consolidated revenues            $  4,745           $  4,678
                                       ========           ========
Net income (loss)
   Real estate                         $     (6)          $   (151)
   Residual interests                       898                830
   Corporate/other                          (28)               251
                                       --------           --------
Total consolidated net income          $    864           $    930
                                       ========           ========
Assets
   Real estate                         $ 35,873           $ 40,560
   Residual interests                    34,478             39,050
   Corporate/other                        1,814              1,804
                                       --------           --------
Total consolidated assets              $ 72,165           $ 81,414
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

     In 2004 and 2003, the Company recognized $0 and $307, respectively, of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

This June 30, 2004 Quarterly Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

         LIMITED PARTNERSHIPS: DVL does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and limited partner interests, except where DVL holds greater than 50% ownership, nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest (the proceeds of such 1% interest are payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL (the "Limited Partnership Settlement"));
(ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership oversight committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements for the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the oversight committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships on a cost basis with the cost basis adjusted for impairments which took place in prior years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

DVL had net income of $735 and $369 for the three months ended June 30, 2004 and 2003, respectively.

Interest income on mortgage loans from affiliates decreased (2004 - $594, 2003 - $659) and interest expense on underlying mortgages decreased (2004 - $256, 2003
- $340). During 2003 the Company sold properties securing two underlying mortgages and paid off the outstanding balances, wrote off one underlying mortgage after the foreclosure of the related property and paid off another underlying mortgage balance with a refinancing transaction. In April 2004, the Company sold a property securing an underlying mortgage and paid off the outstanding balance.

Gain on satisfaction of mortgage loans was as follows:

                  Three Months Ended       Three Months Ended
                    June 30, 2004            June 30, 2003
                    -------------            -------------
                      $     502                $      40


The gains in 2004 and 2003 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Transaction and other fees from affiliated limited partnerships were as follows:

                  Three Months Ended       Three Months Ended
                    June 30, 2004            June 30, 2003
                    -------------            -------------
                      $      70                $       1

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests (2004 - $1,084, 2003 - $1,154) remained consistent as periodic payment receivables continued to perform. Interest expense on the related notes payable (2004 - $625, 2003 - $721) decreased due to a decrease in the outstanding principal balance of the notes payable.

                                   Three Months Ended       Three Months Ended
                                     June 30, 2004            June 30, 2003
                                     -------------            -------------
  Net rental income from others        $     172                $     231
  Gross rental income from others      $     472                $     605

The decrease in net rental income from 2003 to 2004 was the result of a temporary tenant, which had contributed to higher gross rents in previous periods, vacating a property which the Company operates under a master lease. The property is currently under contract to be sold.

General and administrative expenses decreased (2004 - $374, 2003 - $420). The primary reason for the decrease was reduced stockholder expenses.

The asset servicing fee due from the Company to NPO increased slightly (2004 - $171, 2003 - $168) pursuant to the terms of the Asset Servicing Agreement due to an increase in the consumer price index.

Legal and professional fees increased (2004 - $97, 2003 - $79) as a result of legal fees incurred with respect to the sale of affiliated limited partnership properties.

Interest expense on the litigation settlement notes decreased (2004 - $45, 2003
- $71) as a result of the redemption by the Company of litigation settlement notes during 2003.

Interest expense relating to other debts increased (2004 - $242, 2003 - $186) primarily due to the Company borrowing $949 as a result of a refinancing transaction and the amortization of financing costs.

In 2003, the Company recognized $153 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

DVL had net income of $864 and $930 for the six months ended June 30, 2004 and 2003, respectively.

Interest income on mortgage loans from affiliates decreased (2004 - $1,236, 2003
- $1,380) and interest expense on underlying mortgages decreased (2004 - $528, 2003 - $697). During 2003 the Company sold properties securing two underlying mortgages and paid off the outstanding balances, wrote off one underlying mortgage after the foreclosure of the related property and paid off another underlying mortgage balance with a refinancing transaction. In April 2004, the Company sold a property securing an underlying mortgage and paid off the outstanding balance.

Gain on satisfaction of mortgage loans was as follows:

                  Six Months Ended         Six Months Ended
                    June 30, 2004            June 30, 2003
                    -------------            -------------
                      $     502                $      88


The gains in 2004 and 2003 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Transaction and other fees from affiliated limited partnerships were as follows:

                  Six Months Ended         Six Months Ended
                    June 30, 2004            June 30, 2003
                    -------------            -------------
                      $     108                $      37

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests (2004 - $2,182, 2003 - $2,250) remained consistent as periodic payment receivables continued to perform. Interest expense on the related notes payable (2004 - $1,281, 2003 - $1,411) decreased due to a decrease in the outstanding principal balance of the notes payable.

                                   Six Months Ended         Six Months Ended
                                     June 30, 2004            June 30, 2003
                                     -------------            -------------
  Net rental income from others        $     268                $     531
  Gross rental income from others      $     927                $   1,335


The decrease in net rental income from 2003 to 2004 was the result of a temporary tenant, which had contributed to higher gross rents in previous periods, vacating a property which the Company operates under a master lease. The property is currently under contract to be sold.

The increase in distributions from investments from others resulted primarily from receiving an $84 distribution from the Opportunity Fund in 2004.

General and administrative expenses decreased (2004 - $741, 2003 - $819). The primary reasons for the decrease were reduced stockholder and consulting fees.

The asset servicing fee due from the Company to NPO increased slightly (2004 - $340, 2003 - $332) pursuant to the terms of the Asset Servicing Agreement due to an increase in the consumer price index.

Legal and professional fees increased (2004 - $171, 2003 - $137) as a result of the increased cost of accounting services to the Company and legal fees incurred with respect to sales of affiliated limited partnership properties.

The Company recognized an impairment on real estate of $100 in 2004 to reflect its anticipated realizable value. The Company has negotiated a contract of sale for such property to a third party.

Interest expense on the litigation settlement notes decreased (2004 - $89, 2003
- $139) as a result of the redemption by the Company of litigation settlement notes during 2003.

Interest expense relating to other debts increased (2004 - $448, 2003 - $376) primarily due to the Company borrowing an additional $949 as a result of a refinancing transaction and the amortization of financing costs.

In 2003, the Company recognized $307 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

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

     The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least August, 2005. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

     The Company maintains a $500 unsecured line of credit with an interest rate of prime plus one percent per annum and which terminates January 14, 2005. There were no amounts outstanding on the line of credit as of June 30, 2004. The terms of the line of credit provide that interest shall be payable on the first day of each month.

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

ACQUISITIONS AND FINANCINGS

Loans which are scheduled to become due through 2009 are as follows:

                                                                                                 Outstanding
                                                                                                  Principal
                                                                               Original           Balance at
                                                                                 Loan              June 30,                Due
            Purpose                                Creditor                     Amount               2004                  Date
            -------                                --------                     ------               ----                  ----
Repurchase of Notes Issued by
the Company                                Blackacre (1)                        $  1,560           $  2,311              01/02/05

Purchase of Mortgages                      Unaffiliated Bank (2)(3)             $  1,450           $  1,426              05/01/09

Purchase of a Mortgage and Refinancing
of Existing Mortgages                      Unaffiliated Bank (2)(3)
                                                                                $  1,450           $    387              11/30/06
Purchase of Real Estate Assets             Unaffiliated Bank (4)                $  4,500           $  4,500              09/01/04
Purchase of Real Estate Assets             Unaffiliated Bank (5)                $  2,668           $  2,565              06/30/08


   (1) Interest paid is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company anticipates extending this loan. If the Company is unable to extend this loan, the balance would have to be paid in cash or alternative financing would have to be arranged. There can be no assurance that the Company would be able to obtain alternative financing on similar terms or at all.

   (2)   This loan self-amortizes.

   (3)   Interest rate is prime plus 1.5% per annum payable monthly.

   (4) Interest rate is 8.5% per annum. Monthly payments are interest only. The Company is currently negotiating to extend this loan and has been advised by the lender that they have preliminary approval for a one year extension at an interest rate of 7.5% per annum, interest only, with a 1% fee. There can be no assurance that the Company will be able to enter into such an extension. If the Company is unable to enter into such an extension, there can be no assurance that the Company would be able to obtain alternative financing on similar terms or at all. Failure to obtain such financing could have a material adverse effect on the Company.

   (5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.

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

     No change occurred in the Company's internal controls concerning financial reporting during the Company's second quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           Part II - Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits:   10.1 Promissory Note for $1,450,000 between DVL, Inc. and
                  Pennsylvania Business Bank dated April 28, 2004.

                  10.2 Loan Agreement between DVL, Inc. and Pennsylvania Business Bank dated April 28, 2004.

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

(B) There were no reports on Form 8-K filed during the three months ended June 30, 2004.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DVL, Inc.



                                       By:  /s/ Jay Thailer
                                           -------------------------------------
                                             Jay Thailer, Executive Vice
                                             President and Chief Financial
                                             Officer

August 13, 2004