Form 10-Q
period 2004-09-30
DVL INC /DE/
filed 2004-11-15
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004
                               -------------------------------------------------

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

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: ___ No: _X_

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Class                          Outstanding at November 15, 2004
             -----                          --------------------------------
  Common Stock, $.01 par value                         27,738,402

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

            Item 1 - Financial Statements:                                 Pages
                                                                           -----
            Consolidated Balance Sheets -
              September 30, 2004 (unaudited) and
              December 31, 2003                                            1-2

            Consolidated Statements of Operations -
              Three Months Ended September 30, 2004 (unaudited)
              and 2003 (unaudited)                                         3,5

            Consolidated Statements of Operations -
              Nine Months Ended September 30, 2004 (unaudited) and
              2003 (unaudited)                                             4,5

            Consolidated Statement of Shareholder's Equity -
              Nine Months Ended September 30, 2004 (unaudited)             6

            Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2004 (unaudited) and
              2003 (unaudited)                                             7-8

            Notes to Consolidated Financial Statements (unaudited)         9-17

            Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                18-24

            Item 3 - Quantitative and Qualitative Disclosures
              About Market Risk                                            25

            Item 4 - Controls and Procedures                               25

Part II.    Other Information:

            Item 6 - Exhibits                                              26

            Signature                                                      27

                         Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     September 30,      December 31,
                                                                         2004               2003
                                                                     ------------       ------------
                                                                      (unaudited)
ASSETS

Residual interests in securitized portfolios                         $     36,810       $     36,662
                                                                     ------------       ------------

Mortgage loans receivable from affiliated partnerships (net of unearned interest of $13,974 for 2004 and $14,300 for 2003)
                                                                           24,028             25,986

    Allowance for loan losses                                               2,386              2,386
                                                                     ------------       ------------

    Net mortgage loans receivable                                          21,642             23,600
                                                                     ------------       ------------

Cash (including restricted cash of $177 for 2004 and $172
   for 2003)                                                                3,144              2,176

Investments
  Real estate at cost (net of accumulated depreciation of
    $550 for 2004 and $412 for 2003)                                        8,123              8,380

  Real estate lease interests                                                 100                100

  Affiliated limited partnerships (net of allowance for
    Losses of $469 for 2004 and $476 for 2003)                                955              1,000

Deferred income tax benefits                                                1,951              1,814

Other assets                                                                1,034              1,008
                                                                     ------------       ------------

Total assets                                                         $     73,759       $     74,740
                                                                     ============       ============



                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                     September 30,      December 31,
                                                                         2004               2003
                                                                     ------------       ------------
                                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                               $     32,399       $     33,016

    Underlying mortgages payable                                           12,851             14,753
    Debt - affiliates                                                       2,382              2,287
    Debt - other                                                            8,640              8,262
    Notes payable - litigation settlement                                   1,109              1,093
    Redeemed notes payable-litigation settlement                              796                801
    Fees due to affiliates                                                     43                218
    Line of credit                                                             --                168
    Security deposits, accounts payable and accrued
      Liabilities (including deferred income of $155 for
      2004 and $18 for 2003)                                                  544                477
                                                                     ------------       ------------

  Total liabilities                                                        58,764             61,075
                                                                     ------------       ------------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       And outstanding 100 shares                                               1                  1
     Preferred stock, $.01 par value, authorized 5,000,000                     --                 --
     Common stock, $.01 par value, authorized - 90,000,000
       Issued and outstanding 27,738,402 shares for 2004
       And 2003                                                               277                277
     Additional paid-in capital                                            96,469             96,464
     Deficit                                                              (81,752)           (83,077)
                                                                     ------------       ------------

     Total shareholders' equity                                            14,995             13,665
                                                                     ------------       ------------

     Total liabilities and shareholders' equity                      $     73,759       $     74,740
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                            Three Months Ended
                                                                              September 30,
                                                                     -------------------------------
                                                                         2004               2003
                                                                     ------------       ------------
Income from affiliates:

   Interest on mortgage loans                                        $        567       $        691
   Gain on satisfaction of mortgage loans                                      --                 11
   Partnership management fees                                                 67                 74
   Management fees                                                             39                 39
   Transaction and other fees from partnerships                                40                  1
   Distributions from partnerships                                             70                 20

Income from others:

   Interest income - residual interests                                     1,067              1,151
   Net rental income (including depreciation and
      amortization of $46 for 2004 and $46 for 2003)                          176                (36)
   Distributions from investments                                              --                  7
   Other income and interest                                                   12                 17
                                                                     ------------       ------------

                                                                            2,038              1,975
                                                                     ------------       ------------

Operating expenses:
   General and administrative                                                 333                349
   Asset Servicing Fee - NPO Management LLC                                   172                169
   Legal and professional fees                                                 40                 32
   Loss on sale of real estate                                                 26                 --
   Impairment of real estate lease interest                                    --                462

Interest expense:

   Underlying mortgages                                                       243                331
   Notes payable - residual interests                                         617                707
   Affiliates                                                                  78                 74
   Litigation Settlement Notes                                                 50                 70
   Others                                                                     185                190
                                                                     ------------       ------------

                                                                            1,744              2,384
                                                                     ------------       ------------

Income (loss) before income tax benefit                                       294               (409)

Income tax benefit                                                           (167)               (58)
                                                                     ------------       ------------

      Net income (loss)                                              $        461       $       (351)
                                                                     ============       ============


                                  (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                            Nine Months Ended
                                                                              September 30,

                                                                         2004               2003
                                                                     ------------       ------------
Income from affiliates:

   Interest on mortgage loans                                        $      1,803       $      2,071
   Gain on satisfaction of mortgage loans                                     502                 99
   Partnership management fees                                                210                213
   Management fees                                                            149                182
   Transaction and other fees from partnerships                               148                 38
   Distributions from partnerships                                            115                 73

Income from others:

   Interest income - residual interests                                     3,249              3,401
   Net rental income (including depreciation and
      amortization of $139 for 2004 and $142 for 2003)                        444                495
   Distributions from investments                                             133                 42
   Other income and interest                                                   30                 39
                                                                     ------------       ------------

                                                                            6,783              6,653
                                                                     ------------       ------------

Operating expenses:
   General and administrative                                               1,074              1,168
   Asset Servicing Fee - NPO Management LLC                                   512                501
   Legal and professional fee                                                 211                169
   Impairment on real estate                                                  100                 --
   Loss on sale of real estate                                                 26                 --
   Impairment on real estate lease interest                                    --                462


Interest expense:

   Underlying mortgages                                                       771              1,028
   Notes payable - residual interests                                       1,898              2,118
   Affiliates                                                                 236                218
   Litigation Settlement Notes                                                139                209
   Others                                                                     633                566
                                                                     ------------       ------------

                                                                            5,600              6,439
                                                                     ------------       ------------

Income before income tax benefit                                            1,183                214

Income tax benefit                                                           (142)              (365)
                                                                     ------------       ------------

Net income                                                           $      1,325       $        579
                                                                     ============       ============

                                  (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)


                                    Three Months Ended              Nine Months Ended
                                      September 30,                   September 30,
                                      -------------                   -------------

                                  2004            2003            2004            2003
                               -----------     -----------     -----------     -----------
Basic earnings per share:

     Net income                $       .02     $      (.02)    $       .05     $       .03
                               ===========     ===========     ===========     ===========

Diluted earnings per share:

     Net income                $       .01     $      (.02)    $       .03     $       .01
                               ===========     ===========     ===========     ===========

Weighted average shares
outstanding - basic             27,738,402      21,713,563      27,738,402      21,713,563
Effect of dilutive
securities
                                28,867,943              --      29,535,750      33,655,451
                               -----------     -----------     -----------     -----------

Weighted average shares
outstanding - diluted           56,606,345      21,713,563      57,274,152      55,369,014
                               ===========     ===========     ===========     ===========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                   Preferred Stock          Common Stock        Additional
                                 ------------------    ---------------------    Paid - In
                                  Shares    Amount       Shares      Amount      Capital       Deficit          Total
                                 -------    -------    ----------    -------    ----------    ----------     ----------
Balance - January 1, 2004            100    $     1    27,738,402    $   277    $   96,464    $  (83,077)    $   13,665

Net income                            --         --            --         --            --         1,325          1,325

Effect of issuance of options         --         --            --         --             5            --              5
                                 -------    -------    ----------    -------    ----------    ----------     ----------

Balance - September 30, 2004         100    $     1    27,738,402    $   277    $   96,469    $  (81,752)    $   14,995
                                 =======    =======    ==========    =======    ==========    ==========     ==========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                              -------------

                                                            2004        2003
                                                          --------    --------

Cash flows from operating activities:

Net income                                                $  1,325    $    579
 Adjustments to reconcile net income to net cash
  provided by operating activities
  Interest income accreted on residual interests              (325)       (424)
  Accrued interest added to indebtedness                       212         128
  Gain on satisfactions of mortgage loans                     (502)        (99)
  Issuance and repricing of options                              5          17
  Depreciation                                                 139         137
  Impairment of real estate lease interest                      --         462
  Loss on sale or real estate                                   26          --
  Amortization of unearned interest on loan receivables       (326)       (263)
  Amortization of real estate lease interests                   --          83
  Impairment on real estate                                    100          --
  Imputed interest on notes                                    139         209
  Net increase in deferred income tax benefits                (137)       (440)
  Net (increase) decrease in prepaid financing and
   Other assets                                               (271)         72
  Net (decrease) increase in accounts payable,
   security deposits and accrued liabilities                   (70)         30

  Net decrease in fees due to affiliates                      (175)       (266)
  Net increase in deferred income                              137         141
                                                          --------    --------


     Net cash provided by operating activities                 277         366
                                                          --------    --------


Cash flows from investing activities:

    Proceeds from the sale of real estate and
      insurance Settlement                                     306          --
    Collections on residual interests                           --           7
    Collections on loans receivable                          2,786       2,414
    Real estate capital improvements                           (69)         --
    Net decrease in affiliated limited partnership
     interests and other investments                            45           3
                                                          --------    --------

     Net cash provided by investing activities               3,068       2,424
                                                          --------    --------

                                   (continued)


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)


                                                            Nine Months Ended
                                                              September 30,
                                                              -------------

                                                            2004         2003
                                                         ---------    ---------

Cash flows from financing activities:

   Proceeds from new borrowings                          $     949    $     283
   Principal payments on debt                                 (979)        (554)
   Repayments on underlying mortgages payable               (1,902)      (2,566)
   Payments on notes payable - residual interest              (440)        (284)
   Payments related to debt redemptions                         (5)         (19)
                                                         ---------    ---------

     Net cash used in financing activities                  (2,377)      (3,140)
                                                         ---------    ---------

Net increase (decrease) in cash                                968         (350)

Cash, beginning of period                                    2,176        2,373
                                                         ---------    ---------

Cash, end of period                                      $   3,144    $   2,023
                                                         =========    =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest              $   3,288    $   3,824
                                                         =========    =========

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      (decrease)                                         $    (177)   $    (714)
                                                         =========    =========

    Notes payable - residual interests - (decrease)      $    (177)   $    (714)
                                                         =========    =========


   Foreclosure on mortgage loan receivable
     collateralized by real estate                       $      --    $     300
                                                         =========    =========


See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)


1.     Basis of Presentation

       In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the nine months ended September 30, 2004 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the nine months ended September 30, 2003 have been reclassified to conform to the presentation for the nine months ended September 30, 2004. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2003.

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

       The Company purchased the above interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share, and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at September 30, 2004 was $3,326. Payments, if any, due under this guaranty are payable after August 15, 2020.

       In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through September 30, 2004, the residual interest in securitized portfolios and the notes payable were decreased by approximately $714 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

       The following table reconciles the initial purchase price with the carrying value at September 30, 2004:

                Initial purchase price                $ 35,791
                Adjustments to purchase price             (714)
                Principal payments                         (48)
                Accretion                                1,781
                                                      --------
                                                      $ 36,810
                                                      ========

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

3.     Mortgage Loans Receivable

       Virtually all of DVL's loans receivable arose out of transactions in which affiliated limited partnerships purchased commercial, office and industrial properties which were typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, subordinate to senior liens, on real estate owned by the affiliated limited partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from affiliated limited partnerships.

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

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $222.

(4) During the quarter ended September 30, 2004, the Company sold the vacant 32,000 square foot former Ames Department Store. The Company recognized a loss of $26 from the sale. During the quarter ended March 31, 2004 an impairment expense of $100 was recorded relating to this property.


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

       In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space in Bogota, then DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $120 not including the $50 fee.

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

       Notes with an aggregate principal amount of approximately $1,171 remained outstanding as of September 30, 2004 (carrying value $1,109). On October 15, 2004, the Company gave notice of redemption to the holders of the remaining Notes. Pursuant to the terms of the Notes, the Company had the option to redeem the outstanding Notes by issuing to the holders shares of the Company's Common Stock with a current market value equal to 110% of the unpaid principal amount of the Notes plus accrued and unpaid interest thereon. The Notes will be redeemed effective December 29, 2004 for an aggregate of approximately 10,577,000 shares of Common Stock (See Note 8).

       Prior to the October 15, 2004 redemption notice, the Company had sent redemption letters to certain note holders offering to pay the Notes in cash at face value plus accrued interest. As of September 30, 2004, $796 is payable as a result of the redemption letters and is reflected as a non-interest bearing liability.

6.     Transactions with Affiliates

Monies Received
---------------

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

                       Fee Income     Fee Income     Fee Income     Fee Income
                       For The Three  For The Three  For The Nine   For The Nine
     Affiliate         Months Ended   Months Ended   Months Ended   Months Ended
                       09/30/04       09/30/03       09/30/04       09/30/03
                       -------------  -------------  ------------   ------------

NPO and Blackacre      $       6      $       6      $      18      $      18
NPO                    $      33      $      33      $     131      $     164


Monies Paid
-----------

A. The Company recorded fees to NPO of $512 and $501 for the nine months ended September 30, 2004 and 2003, respectively, under the Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2004 and 2003 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, has received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

          Fees Recorded    Fees Recorded    Fees Recorded    Fees Recorded
          For The Three    For The Three    For The Nine     For The Nine
          Months Ended     Months Ended     Months Ended     Months Ended
          09/30/04         09/30/03         09/30/04         09/30/03
          --------         --------         --------         --------
          $     27         $     30         $    104         $    125

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group, whose members are affiliates of NPO, was paid brokerage fees by such affiliated limited partnership as follows:

          Fees Recorded    Fees Recorded    Fees Recorded    Fees Recorded
          For The Three    For The Three    For The Nine     For The Nine
          Months Ended     Months Ended     Months Ended     Months Ended
          09/30/04         09/30/03         09/30/04         09/30/03
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

D.     Interest expense on amounts due to affiliates was as follows:

                            Three Months  Three Months  Nine Months  Nine Months
                                Ended         Ended        Ended        Ended
                              09/30/04      09/30/03     09/30/04     09/30/03
                              --------      --------     --------     --------
Blackacre Capital Group, LLC  $     76      $     73     $    231     $    214
NPO                                  2             1            5            4
                              --------      --------     --------     --------
                              $     78      $     74     $    236     $    218
                              ========      ========     ========     ========

7.     Contingent Liabilities

       Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) in the years 2001 through 2012 subject to certain adjustments. The adjustments are significant enough that no amounts were accrued for the nine months ended September 30, 2004 and 2003.

       During the nine months ended September 30, 2004 and 2003 the Company expensed approximately $272 and $108, respectively, for amounts due to the fund of which $-0- was accrued at both September 30, 2004 and 2003. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

       The real estate lease interest held by the Company's subsidiary, Professional Service Corporation, is subject to a master lease agreement through June 2010 which requires monthly payments of approximately $39. The master lease payments are netted against rental income in the Company's financial statements. DVL is a limited recourse guarantor on debt of approximately $2,249 which is secured solely by DVL's interest in the property.

8.     Shareholder's Equity

       On October 15, 2004, the Company gave notice of redemption to the holders of approximately $1,171 principal amount of Notes. The Notes will be redeemed effective December 29, 2004 for an aggregate of approximately 10,577,000 shares of common stock.

       In 1996, affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions including, without limitation, anti-dilution protection from any redemption of the Notes and subject to a maximum aggregate exercise price of $1,916. At September 30, 2004, shares underlying the Warrants aggregated 26,225,285 (not taking into account the redemption shares discussed above) at an exercise price of $.07. No Warrants have been exercised through September 30, 2004.

       Assuming the issuance of Common Stock on December 29, 2004 of approximately 10,577,000 shares in redemption of the Notes, the number of shares needed to satisfy the Warrants would be 36,387,500 at an exercise price of $.05.

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

9.     Earnings per share (unaudited)

The following tables present the computation of basic and diluted per share data for the three and nine months ended September 30, 2004 and 2003.

                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                      2004                                     2003
                                                       ----------------------------------     -----------------------------------
                                                                   Weighted                                 Weighted
                                                                    Average                                  Average
                                                                   Number of    Per Share                   Number of    Per Share
                                                       Amount       Shares       Amount         Amount       Shares       Amount
                                                       ------     ----------    ---------     ---------    ----------    --------
Basic EPS, Income available to
common stockholders                                    $ 1,325     27,738,402   $     .05     $     579    21,713,563    $    .03
                                                                                =========                                ========

Effect of litigation settlement notes                      139     10,577,035                       209    13,476,168

Effect of dilutive stock options and warrants               --     18,958,715                        --    20,179,283
                                                       -------     ----------                 ---------    ----------

Diluted EPS, Income available to common stockholders   $ 1,464     57,274,152   $     .03     $     788    55,369,014    $    .01
                                                       =======     ==========   =========     =========    ==========    ========

                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                      2004                                      2003
                                                       -----------------------------------     -----------------------------------
                                                                   Weighted                                 Weighted
                                                                    Average                                  Average
                                                                   Number of    Per Share                   Number of    Per Share
                                                       Amount       Shares       Amount         Amount       Shares       Amount
                                                       ------     ----------    ---------     ---------    ----------    --------
Basic EPS, Income available to common stockholders     $  461     27,738,402    $     .02     $    (351)   21,713,563    $   (.02)
                                                                                =========                                 =======

Effect of litigation settlement notes                      50     10,577,035                         --            --

Effect of dilutive stock options and warrants              --     18,290,908                         --            --
                                                       ------    -----------                  ---------    ----------

Diluted EPS,
Income available to common stockholders                $  511     56,606,345    $     .01     $    (351)   21,713,563    $   (.02)
                                                       ======     ==========    =========     =========    ==========    ========

       At September 30, 2004 and 2003 there were 4,068,131 and 4,008,131 respectively, potentially dilutive options and warrants excluded from the computation of Diluted EPS because the exercise price was greater than the average market price of the Common Stock, thereby resulting in an anti-dilutive effect.

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

                                               Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                               2004         2003          2004         2003
                                            ---------    ---------     ---------    ---------
Reported net income                         $     461    $    (351)    $   1,325    $     579
Stock based compensation included in net
  Income                                            5            4             5           17
Proforma and actual stock based
  Compensation charge for stock options            (5)          (4)           (5)         (17)
                                            ---------    ---------     ---------    ---------

Proforma net income                         $     461    $    (351)    $   1,325    $     579
                                            =========    =========     =========    =========
Earnings per share as reported:
   Basic                                    $    0.02    $   (0.02)    $    0.05    $    0.03
                                            =========    =========     =========    =========
   Diluted                                  $    0.01    $   (0.02)    $    0.03    $    0.01
                                            =========    =========     =========    =========

Proforma earnings per share:
   Basic                                    $    0.02    $   (0.02)    $    0.05    $    0.03
                                            =========    =========     =========    =========
   Diluted                                  $    0.01    $   (0.02)    $    0.03    $    0.01
                                            =========    =========     =========    =========

10.    Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $165 and $365 in 2004 and 2003 respectively, include $137 and $440 of deferred income tax benefit, respectively.

                                               Nine Months Ended
                                                 September 30,
                                              2004           2003
                                           ----------     ----------


           Revenues
             Real estate                   $    3,504     $    3,213
             Residual interests                 3,249          3,401
             Corporate/other                       30             39
                                           ----------     ----------

          Total consolidated revenues      $    6,783     $    6,653
                                           ==========     ==========

          Net income (loss)
             Real estate                   $     (186)    $   (1,056)
             Residual interests                 1,346          1,270
             Corporate/other                      165            365
                                           ----------     ----------

          Total consolidated net income    $    1,325     $      579
                                           ==========     ==========

          Assets
             Real estate                   $   34,998     $   38,796
             Residual interests                36,810         37,313
             Corporate/other                    1,951          1,887
                                           ----------     ----------

          Total consolidated assets        $   73,759     $   77,996
                                           ==========     ==========

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

       In 2004 and 2003, the Company recognized $137 and $440, respectively, of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

None of the recently issued accounting standards had an effect on the Company's consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2003

DVL had net income of $461 and a net loss of $(351) for the three months ended September 30, 2004 and 2003, respectively.

Interest income on mortgage loans from affiliates decreased (2004 - $567, 2003 - $691) and interest expense on underlying mortgages decreased (2004 - $243, 2003
- $331). During 2003 the Company sold properties securing two underlying mortgages and paid off the outstanding balances, wrote off one underlying mortgage after the foreclosure of the related property and paid off another underlying mortgage balance with a refinancing transaction. In April 2004, the Company sold a property securing an underlying mortgage and paid off the outstanding balance.

Gain on satisfaction of mortgage loans was as follows:

                  Three Months Ended        Three MonthsEnded
                  September 30, 2004        September 30, 2003
                 --------------------      --------------------
                     $         --              $         11


The gain in 2003 was a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Transaction and other fees from affiliated limited partnerships were as follows:

                  Three Months Ended        Three Months Ended
                  September 30, 2004        September 30, 2003
                 --------------------      --------------------
                     $         40              $          1

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests (2004 - $1,067, 2003 - $1,151) remained consistent as periodic payment receivables continued to perform. Interest expense on the related notes payable (2004 - $617, 2003 - $707) decreased due to a decrease in the outstanding principal balance of the notes payable.

                                   Three Months Ended        Three Months Ended
                                   September 30, 2004        September 30, 2003
                                  --------------------      --------------------
  Net rental income from others          $ 176                     $ (36)
  Gross rental income from others        $ 419                     $ 392

Net rental income increased as the Company ceased paying a portion of the master lease payments starting September 1, 2003.

The Company recognized an impairment on the real estate lease interest of $462 in 2003 to properly reflect the anticipated realizable value following the vacancy of a portion of the property by a temporary tenant.

General and administrative expenses decreased (2004 - $333, 2003 - $349). The primary reason for the decrease was a $22 repayment of expenses from an affiliated limited partnership.

The asset servicing fee due from the Company to NPO increased slightly (2004 - $172, 2003 - $169) pursuant to the terms of the Asset Servicing Agreement due to an increase in the consumer price index.

Legal and professional fees increased (2004 - $40, 2003 - $32) as a result of legal fees incurred with respect to the sale of affiliated limited partnership properties.

Interest expense on the litigation settlement notes decreased (2004 - $50, 2003
- $70) as a result of the redemption by the Company of litigation settlement notes during 2003.

Interest expense relating to other debts decreased (2004 - $185, 2003 - $190). The Company made additional principal payments during the quarter which reduced the interest expense. The decrease realized from the additional principal payments was partially offset by the Company borrowing $949 earlier in 2004, as a result of a refinancing transaction and the amortization of financing costs.

The Company recognized $137 and $83 of income tax benefit in 2004 and 2003, respectively, as a result of a reduction in the valuation allowance on deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2003

DVL had net income of $1,325 and $579 for the nine months ended September 30, 2004 and 2003, respectively.

Interest income on mortgage loans from affiliates decreased (2004 - $1,803, 2003
- $2,071) and interest expense on underlying mortgages decreased (2004 - $771, 2003 - $1,028). During 2003 the Company sold properties securing two underlying mortgages and paid off the outstanding balances, wrote off one underlying mortgage after the foreclosure of the related property and paid off another underlying mortgage balance with a refinancing transaction. In April 2004, the Company sold a property securing an underlying mortgage and paid off the outstanding balance.

Gain on satisfaction of mortgage loans was as follows:

                  Nine Months Ended          Nine Months Ended
                  September 30, 2004        September 30, 2003
                 --------------------      --------------------
                     $        502              $         99

The gains in 2004 and 2003 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the carrying values.

Transaction and other fees from affiliated limited partnerships were as follows:

                  Nine Months Ended          Nine Months Ended
                  September 30, 2004        September 30, 2003
                 --------------------      --------------------
                     $        148              $         38

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests (2004 - $3,249, 2003 - $3,401) remained consistent as periodic payment receivables continued to perform. Interest expense on the related notes payable (2004 - $1,898, 2003 - $2,118) decreased due to a decrease in the outstanding principal balance of the notes payable.

                                   Nine Months Ended          Nine Months Ended
                                   September 30, 2004        September 30, 2003
                                  --------------------      --------------------
  Net rental income from others       $        444              $        495
  Gross rental income from others     $      1,246              $      1,727

The decrease in net rental income from 2003 to 2004 was the result of a temporary tenant, which had contributed to higher gross rents in previous periods, vacating a property which the Company operates under a master lease.

The Company recognized an impairment on the real estate lease interest of $462 in 2003 to properly reflect the anticipated realizable value following the vacancy of a portion of the property by a temporary tenant.

The increase in distributions from investments from others resulted primarily from receiving an $84 distribution from the Opportunity Fund in 2004.

General and administrative expenses decreased (2004 - $1,074, 2003 - $1,168). The primary reasons for the decrease were reduced stockholder and consulting fees.

The asset servicing fee due from the Company to NPO increased slightly (2004 - $512, 2003 - $501) pursuant to the terms of the Asset Servicing Agreement due to an increase in the consumer price index.

Legal and professional fees increased (2004 - $211, 2003 - $169) as a result of the increased cost of accounting services to the Company and legal fees incurred with respect to sales of affiliated limited partnership properties.

The Company recognized an impairment on real estate of $100 in 2004 to reflect its anticipated realizable value. The property was sold to a third party in September 2004.

Interest expense on the litigation settlement notes decreased (2004 - $139, 2003
- $209) as a result of the redemption by the Company of litigation settlement notes during 2003.

Interest expense relating to other debts increased (2004 - $633, 2003 - $566) primarily due to the Company borrowing an additional $949 as a result of a refinancing transaction and the amortization of financing costs. The increase from the additional borrowing was partially offset by reductions in interest expense obtained by making additional principal payments.

In 2004, the Company recognized $137 of income tax benefit as a result of a reduction in the valuation allowance on deferred tax assets. In 2003, the Company recognized $440 of income tax benefit reduced by an income tax expense of $75.

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

       The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least November, 2005. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

       The Company maintains a $500 unsecured line of credit with an interest rate of prime plus one percent per annum and which terminates January 14, 2005. There were no amounts outstanding on the line of credit as of September 30, 2004. The terms of the line of credit provide that interest shall be payable on the first day of each month.

       The cash flow from the Company's member interests in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

       The purchase agreements with respect to such acquisition contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:


                      Years                         Minimum        Maximum
                                                   ---------      ---------
       2004 to 2009                                $     743      $     880
       2010 to final payment on the notes*         $   1,050      $   1,150


     * Final payment on the notes payable expected 2016 related to the Receivables IIA transaction and 2018 for the Receivables IIB transaction.

       The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings
---------------------------

Loans which are scheduled to become due through 2009 are as follows:

                                                                                     Outstanding
                                                                                      Principal
                                                                        Original      Balance at
                                                                          Loan       September 30,      Due
            Purpose                                Creditor              Amount          2004           Date
--------------------------------------     ------------------------     --------     ------------     --------
Repurchase of Notes
Issued by the Company                      Blackacre (1)                $  1,560       $  2,382       01/05/06

Purchase of Mortgages                      Unaffiliated Bank (2)(3)     $  1,450       $  1,263       05/01/09

Purchase of a Mortgage and Refinancing
of Existing Mortgages                      Unaffiliated Bank (2)(3)     $  1,450       $    295       11/30/06

Purchase of Real Estate Assets             Unaffiliated Bank (4)        $  4,500       $  4,500       09/01/05

Purchase of Real Estate Assets
                                           Unaffiliated Bank (5)        $  2,668       $  2,545       06/30/08

(1) Interest paid is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans.

(2)    This loan self-amortizes.

(3)    Interest rate is prime plus 1.5% per annum payable monthly.

(4)    Interest rate is 7.5% per annum. Monthly payments are interest only.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       DVL has no substantial cash flow exposure due to interest rate changes for long term debt obligations, because a majority of its long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount, the acquisition of mortgage loans or the acquisition of real estate.

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


Item 6. Exhibits
        --------

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


November 15, 2004