Form 10-K
period 2004-12-31
DVL INC /DE/
filed 2005-03-31
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                          ------------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES AND EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


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

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes: |_| No: |X|

The aggregate market value of the Common Stock of the Registrant held by non-affiliates as of the last day of the registrant's most recently completed second quarter was $3,346,519.

The number of shares outstanding of Common Stock of the Registrant as of March 31, 2005 was 38,315,466.

                                    DVL, INC.

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR END DECEMBER 31, 2004

                               ITEMS IN FORM 10-K

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business                                                             1
Item 2.   Properties                                                           9
Item 3.   Legal Proceedings                                                    9
Item 4.   Submission of Matters to a Vote of Security Holders                  9

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 10
Item 6.   Selected Financial Data                                             11
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          25
Item 8.   Financial Statements and Supplementary Data                         26
Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                               27
Item 9A.  Controls and Procedure                                              27
Item 9B.  Other Information                                                   27

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  27
Item 11.  Executive Compensation                                              30
Item 12.  Security Ownership of Certain Beneficial Owners
            And Management and Related Stockholder Matters                    33
Item 13.  Certain Relationships and Related Transactions                      41
Item 14.  Principal Accountant Fees and Services                              44

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules                          45

      This 2004 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financing, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

All dollar amounts presented herein are in thousands except share and per share amounts.

ITEM 1. BUSINESS.

OVERVIEW

      DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which the Company serves as general partner (each an "Affiliated Limited Partnership") and (c) the Company owns real estate and performs real estate asset management and administrative services.

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

(b) The mortgage loans held by the Company are primarily "wrap-around" mortgage loans made to Affiliated Limited Partnerships which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders. These underlying loans self-liquidate from the base rents payable by the tenants over the primary term of their leases. The majority of the mortgage payments from the Affiliated Limited Partnerships are used to pay the underlying mortgage holders' required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships' percentage rent income as additional debt service.

(c) DVL is the general partner of approximately 55 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 2.5 million square feet. A majority of the properties are subject to long-term triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The Company also performs real estate and partnership management services for these partnerships. The Company, for numerous reasons detailed in Critical Accounting Policies in Item 7 of this Form 10-K, does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and in some cases limited partner interests except where DVL has control, nor does DVL account for such interests on the equity method.

(d) During 2004, the Company entered into a new venture, Delaware Valley Heart Smart, LLC ("DVHS") which is wholly-owned by DVL. DVHS entered into an agreement with Philips Medical Systems to be an authorized distributor for Philips Automatic External Defibrillators ("AED's"). AED's are used to provide an electric shock to the heart in emergency situations, prior to the arrival of emergency medical teams. DVHS receives discounts from Philips based upon certain levels of unit sales as specified in the agreement. The agreement is renewable on an annual basis.

      The Company believes that there is a growing market for AED's particularly in residential and commercial properties and, therefore, has obtained the right to distribute the Philips unit.

      In addition, the Company has formed another wholly-owned entity called National Medical Training Associates, LLC to provide the backup training necessary for the use of AED machines.

      Revenues for this new segment were $41 and expenses were $26 for the year ended December 31, 2004.

      While the Company is optimistic about the future of this new business venture, it is too early to measure its impact on the future operations of the Company and there can be no assurance that such business will ever be profitable or significant to the Company.

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

      As of December 31, 2004, the Company had net operating loss carry-forwards ("NOLS") aggregating approximately $37,000 which expire in various years through 2019. The Company expects to utilize $16,000 of the $30,000 which will expire through 2007. NOLS benefit the Company by offsetting certain taxable income dollar for dollar by the amount of the NOLS, thereby eliminating substantially all of the U.S. federal corporate tax on such income. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests in securitized portfolios will utilize significant NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

      DVL believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2006. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See "Management Discussion and Analysis of Financial Condition and Results of Operations."

      Pursuant to the terms of the 1993 settlement of a class action between the limited partners of Affiliated Limited Partnerships and DVL (the "Limited Partner Settlement"), a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments to income were significant enough that no amounts were accrued for 2002, 2003 or 2004. However, as a result of cash flows on certain mortgages the Company expensed for amounts due to the fund $275, $236, and $217 in 2004, 2003 and 2002, respectively.

      The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio, (ii) obtain additional mortgages or real estate and (iii) expand through the acquisition of one or more companies to generate additional income and cash flow. The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock (though in order for the Company to maximize the use of its NOLS the issuance of stock may be limited by the rules affecting the use of operating loss carry-forwards. See Item 12 for a more detailed discussion). There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions.

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

      The principal executive offices of the Company are located at 70 East 55th Street, 7th Floor, New York, New York, 10022. The Company's telephone number is
(212) 350-9900. The Company and its subsidiaries have not engaged in any business activity outside of the United States.

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

      The Company purchased its interests for an aggregate purchase price of approximately $35,791, including costs of approximately $1,366 which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. Principal and interest are payable from the future monthly cash flow. The notes mature from August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivable II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2004 was $3,312. Payments, if any, due under this guaranty are payable after August 15, 2020.

      In accordance with the purchase agreements entered into with respect to the interests in Receivables II-A and Receivables II-B, from the acquisition dates through December 31, 2004, the residual interest in securitized portfolios and the notes payable were decreased by approximately $328 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

      The following table reconciles the initial purchase price with the carrying value at December 31, 2004:

Initial purchase price                                                 $ 35,791
Adjustments to purchase price                                              (328)
Principal payments                                                          (51)
Accretion                                                                 1,922
                                                                       --------
                                                                       $ 37,334
                                                                       ========

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
  on notes payable*

* Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2016 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

      Mortgage Loans

      The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships secured by the types of properties discussed in the Overview Section (c), above. Most of the loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loans over the primary term of the related lease. The Company builds equity in the mortgage loans over time as the principal balance of such underlying mortgage loans are amortized. At December 31, 2004, the Company had investments in 29 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $27,151 (prior to the allowance for loan losses of approximately $2,386). These mortgage loan receivables are subject to underlying mortgage obligations of $14,485.

      Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

      DVL's mortgage portfolio included 23 loans with a net carrying value of $24,376 as of December 31, 2004, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. ("Wal-Mart"). These mortgage loan receivables were subject to underlying mortgage obligations of $13,731 as of December 31, 2004. Wal-Mart is a public company subject to the reporting requirements of the SEC. If Wal-Mart closes a store it remains obligated to pay the rent with respect to such property. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

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

      All of the Company's mortgage loans are pledged to secure the indebtedness of the company to NPO Management, LLC ("NPO") and Blackacre Capital Group, L.P. ("BCG") subject to prior pledges, which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. See Items 7 and 13 below for a description of certain related transactions involving NPO and BCG.

      Loan Portfolio

      The following table sets forth the loans held by the Company, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2004. See Tables 1 and 2 of Appendix "A" to this Form 10-K for detailed information as to each such loan.

                                                      Number     Aggregate    Allowance
                                                        Of         Loan       for Loan
                  Type of Loan                        Loans       Amount       Losses
                  ------------                       --------    ---------    ---------
Long-term mortgages due from Affiliated
  Limited Partnerships                                           $ 48,548
      Less: unearned interest (1)                                 (21,397)
                                                                 --------

      Total loans collateralized by mortgages              29      27,151     $  2,386
                                                     --------    --------     --------

Loans collateralized by limited partnership
  Interests                                                17         230          195
                                                     --------    --------     --------

Advances due from Affiliated Limited Partnerships           6         128
                                                     --------    --------     --------

      Total loans                                          52    $ 27,509     $  2,581
                                                     ========    ========     ========

----------
(1) Unearned interest represents the unamortized balance of discounts on previously funded Loans.

      Investments in Affiliated Limited Partnerships

      The Company over the years has acquired various limited partnership interests in Affiliated Limited Partnerships. At December 31, 2004 and 2003, the Company's carrying value of such limited partnership interests was $918 and $1,000, respectively.

      Partnership and Property Management

      The Company is the general partner of approximately 55 Affiliated Limited Partnerships, from which it receives management, transaction and other fees. The Company does not consolidate any of the Affiliated Limited Partnerships, except where the Company has control (see Overview, above). Until November 1, 2004, the Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, was engaged in the management of an industrial property located in Bogota, New Jersey pursuant to a master lease. This master lease permitted PSC to sub-lease the property to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the entity that owns the property.

      In January 2003, the Company was advised that its largest subtenant at the PSC property would be selling its assets and it subsequently filed for Chapter 11 Bankruptcy protection. The Company negotiated a lease extension with the purchaser of the subtenants assets through June of 2003.

      In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space in Bogota, then DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $259 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

      Fees for Services

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, BCG. The fees from management service contracts are as follows:

                                              2004           2003           2002
                                              ----           ----           ----
Affiliate of

NPO and BCG                               $     24       $     24       $     24
NPO                                       $    223       $    198       $    215

      Real Estate Holdings

      The Company, directly and through various wholly owned subsidiaries, currently owns (or disposed of during the current year) the following properties:

(1) Eight buildings totaling 347,000 square feet on eight acres located in an industrial park in Kearny, NJ leased to various unrelated tenants, ("DelToch").

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

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. During 2003 the Company sold an acre of land and in 2004 reduced the carrying value by the insurance proceeds from a vandalism claim. The property is currently being carried at $67.

(4) During the quarter ended September 30, 2004, the Company sold a vacant 32,000 square foot former Ames Department Store. The Company recognized a loss of $26 from the sale. During the quarter ended March 31, 2004 an impairment expense of $100 was recorded relating to this property.

(5) The Company also operated an industrial property in Bogota, NJ under a master lease. The Company carried the master lease as an asset (real estate lease interests). Due to vacancies at the property and difficulties arranging a sale of the property, the Company had written down the value of the master lease by $762 and $100 during the years ended December 31, 2003 and 2004, respectively, to its estimated net realizable value of $-0-.

      In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the Bogota Associates and Industrial Associates agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space in Bogota, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $259 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

      Employees

      In 2003, the Company entered into an employee "leasing" contract with Compensation Solutions, Inc. ("CSI"). Under such agreement, all personnel working for the Company, including the Company's executive officers, are actually employed by CSI and "leased" to the Company. CSI provides such employees with their medical, unemployment, workmen's compensation and disability insurance through group insurance plans maintained by CSI for the Company and other clients of CSI. Pursuant to the contract, the cost of such insurance as well as the payroll obligations for the leased employees is funded by the Company to CSI, and CSI is required to then apply such proceeds to cover the payroll and administrative costs to the employees. Should CSI fail to meet its obligations under the contract, the Company would be required to either locate a substitute employee leasing firm or directly re-employ its personnel. The contract had an initial term of one year and is now cancelable upon 30 days written notice by either party.

      As of March 31, 2005, the Company had 12 employees leased through CSI, all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its personnel to be good.

      Segments

      The Company has two reportable segments; real estate and residual interests.

      You can find information about our business segment information in "Note
12. Segment Information" of our Notes to Consolidated Financial Statement.

ITEM 2. PROPERTIES.

      The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 5,600 square feet of office space. The lease for such office space is due to expire on January 31, 2008. The base rent is $216 per annum. A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above which subsection is hereby incorporated by reference herein. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders by the Company during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 21, 2005, the last reported sales price of DVL common stock was $.15 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2004 and 2003. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2004                                                        High            Low
----                                                        ----            ---

Fourth Quarter ....................................        $  .16         $  .10
Third Quarter .....................................           .17            .10
Second Quarter ....................................           .18            .10
First Quarter .....................................           .19            .12

2003
----

Fourth Quarter ....................................        $  .17         $  .12
Third Quarter .....................................           .18            .12
Second Quarter ....................................           .20            .12
First Quarter .....................................           .20            .14

      At March 21, 2005, there were 3,748 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

      On October 15, 2004, the Company gave notice of redemption to the holders of approximately $1,171,000 principal amount of it 10% Redeemable Notes due December 31, 2005, which promissory notes were originally issued in connection with a settlement of litigation in 1995. Pursuant to the terms of the notes, the Company had the option to redeem the outstanding notes by issuing to the holders shares of the Company's Common Stock with a then current market value equal to 110% of the unpaid principal amount of the notes plus accrued and unpaid interest thereon. The notes were redeemed effective December 29, 2004 for an aggregate of 10,577,064 shares of Common Stock. No underwriters or placement agents were involved in the redemption and no commissions were paid. The Company relied upon an exemption provided by Section 3(a)(9) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

      The data set forth below should be read in conjunction with other financial information of DVL, including its consolidated financial statements and accountants' report thereon included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                         Consolidated Statements of Operations Data
                                          (In Thousands except for per share data)
                                                   Year ended December 31,

                                        2004      2003      2002      2001      2000
                                        ----      ----      ----      ----      ----
Revenues
   Affiliates                          $3,820    $3,630    $4,087    $5,303    $4,812
   Other                                5,106     5,352     4,851     3,909       911
                                       ------    ------    ------    ------    ------

             Total                     $8,926    $8,982    $8,938    $9,212    $5,723
                                       ======    ======    ======    ======    ======

Income

  Income from continuing operations    $1,715    $1,188    $1,235    $2,523    $  165
                                       ======    ======    ======    ======    ======

Basic earnings per share:

  Income from continuing operations    $  .06    $  .05    $  .05    $  .15    $  .01
                                       ======    ======    ======    ======    ======

Diluted earnings per share:

  Income from continuing operations    $  .03    $  .03    $  .03    $  .03    $  .01
                                       ======    ======    ======    ======    ======

                         Consolidated Balance Sheet Data
                                 (In thousands)
                               As at December 31,

                                        2004       2003       2002       2001       2000
                                        ----       ----       ----       ----       ----
Total assets                          $77,362    $74,740    $79,584    $79,690    $45,437
                                      =======    =======    =======    =======    =======

Notes payable - residual interests    $32,648    $33,016    $33,416    $35,044    $    --
                                      =======    =======    =======    =======    =======

Underlying mortgages payable          $14,485    $14,753    $19,391    $22,218    $26,029
                                      =======    =======    =======    =======    =======

Other debt and notes payable          $12,377    $11,642    $12,720    $ 8,911    $10,781
                                      =======    =======    =======    =======    =======

Shareholders' equity                  $16,417    $13,665    $12,378    $10,955    $ 7,573
                                      =======    =======    =======    =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All dollar amounts presented herein are in thousands except share and per share amounts.

INTRODUCTION

      The Company is principally a commercial finance company which owns and services a portfolio of secured commercial mortgage loans and in addition, the Company owns real estate and manages numerous real properties and limited partnerships which own real properties. In 2001, the Company purchased ownership interests in two securitized receivable portfolios, which provide significant cash flow and income for the Company.

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2006. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of portions of its mortgage portfolio and/or borrowings against its mortgage portfolio and/or real properties.

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

      The Company current strategy is to continue to maximize the value of its assets and meet its short term working capital needs by servicing its existing portfolio and, in addition, expand through the acquisition of assets or companies that would generate additional income.

      There can be no assurance that the Company will be able to identify or acquire such assets or businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions.

      At December 31, 2004, the Company had NOLS aggregating approximately $37,000 which will expire in various years through 2019. The Company expects to utilize $16,000 of the $30,000 which will expire through 2007.

      If the Company generates taxable income in the future, it may be subject to limitations on the use of its NOLS pursuant to the provisions of the Internal Revenue Code. It is currently anticipated that the taxable income associated with the Company's residual interests in securitized receivable portfolios will continue to utilize significant portions of the Company's NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

SIGNIFICANT EVENTS

      Recent Debt Redemptions

      In October 2003, and December 2004, in accordance with the formula set forth in the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"), the Company redeemed approximately $750 and $1,171 face value of Notes by issuing 6,024,839 and 10,577,064 shares of Common Stock, respectively.

      As a result of such redemptions, all of the obligations under the Notes have been satisfied.

RESULTS OF OPERATIONS

      Comparison of the year ended December 31, 2004 to the year ended December 31, 2003.

DVL had income from continuing operations as follows:

                                                             2004          2003
                                                             ----          ----

Income from continuing operations                           $1,715        $1,188

      Interest income on mortgage loans from affiliates decreased and interest expense on underlying mortgages decreased, as a result of amortization of principal and a reduction in the size of DVL's mortgage portfolio as adjusted for the three mortgage loans purchased in December, 2004. Interest expense was also reduced by greater principal amortization on underlying loans.

                                                             2004          2003
                                                             ----          ----

Income on mortgage loans                                    $2,399        $2,645
Interest expense on underlying mortgages                    $  993        $1,328

      Gains on satisfaction of mortgage loans were as follows:

                                                             2004          2003
                                                             ----          ----

                                                            $  517        $  199

These gains resulted from the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the Company's carrying value.

      Management fees increased in 2004 from 2003 primarily as a result of the Company earning a larger incentive fee from a management contract during 2004.

                                                             2004          2003
                                                             ----          ----

Management fees                                             $  247        $  222

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                                             2004          2003
                                                             ----          ----

                                                            $  229        $  133

Transaction and other fees were earned in connection with the sales of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

      Interest income on residual interest and interest expense on the related notes payable decreased in 2004 vs. 2003 as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                             2004          2003
                                                             ----          ----

Interest income on residual interests                       $4,360        $4,524
Interest expense on related notes payable                   $2,542        $2,796

Rental income from others was as follows:

                                                             2004          2003
                                                             ----          ----

Net rental income from others                               $  553        $  575

Gross rental income from others                             $1,472        $1,367

      The decrease in net rental income in 2004 from 2003 resulted primarily from increased expenses related to a vacant property. Gross rentals increased as a result of increased rents at the DelToch property.

      In 2003, the Company recognized a gain of $166 on sale of real estate assets previously obtained through foreclosures on a mortgage.

      Distributions from investments from others increased in 2004 from 2003 primarily as a result of the Company receiving $94 in distributions from investments in the Opportunity Fund in 2004. See "Certain Relationships and Related Transactions" for a discussion of the Opportunity Fund.

                                                             2004          2003
                                                             ----          ----

Distributions from investments - others                     $  143        $   42

      General and administrative expenses decreased in 2004 from 2003 primarily due to a settlement in 2003 for $100 with the State of New Hampshire for state taxes and reduced stockholder expenses as a result of changing transfer agents.

                                                             2004          2003
                                                             ----          ----

General and administrative                                  $1,465        $1,660

      The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement, due to an increase in the consumer price index.

                                                             2004          2003
                                                             ----          ----

Asset servicing fee                                         $  683        $  669

      Legal and professional fees increased as a result of increased audit fees and legal fees relating to the sale of properties owned by Affiliated Limited Partnerships.

                                                             2004          2003
                                                             ----          ----

Legal and professional                                      $  254        $  236

      Loss on redemption of Notes payable resulted from the exchange of Notes for common stock the market value of which was greater than carrying value of the Notes.

                                                             2004          2003
                                                             ----          ----

Loss on redemption of Notes payable                         $  114        $   22

      Interest expense to affiliates increased. The interest bearing amount due to affiliates was greater in 2004 than 2003.

                                                             2004          2003
                                                             ----          ----

Interest expense to affiliates                              $  317        $  285

      Interest expense on litigation settlement Notes would have increased because of compounding of interest; however, the Company's efforts to reduce the principal amount of Notes outstanding through tender offers, redemptions and exchange of Notes for common stock resulted in a decrease the interest expense.

                                                             2004          2003
                                                             ----          ----

Interest expense - Litigation Settlement
                                Notes                       $  186        $  278

      Interest expense relating to other debts increased primarily due to the Company borrowing an additional $949 in 2004 as a result of a refinancing transaction and the amortization of financing costs. The increase from the additional borrowing was partially offset by reductions in interest expense obtained by making additional principal payments.

                                                             2004          2003
                                                             ----          ----

Interest expense - others                                   $  795        $  779

The Company accrued $100 and $108 for alternative minimum taxes in 2004 and 2003 respectively and recognized $80 in tax benefits resulting from an over accrual in 2003. The Company recognized $184 and $367 of income tax benefit in 2004 and 2003, respectively, as a result of a reduction in the valuation allowance on deferred tax assets.

                                                             2004          2003
                                                             ----          ----

Income tax benefit                                          $  164        $  259

      Discontinued Operations:

      During the year ended December 31, 2004 the Company disposed of (through foreclosure) a certain real estate property. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." The discontinued operations consist of the operations relating to the property formerly operated by Professional Service Corporation.

      Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

      DVL had income from continuing operations as follows:

                                                             2003          2002
                                                             ----          ----

Income from continuing operations                           $1,188        $1,235

      Interest income on mortgage loans from affiliates decreased and interest expense on underlying mortgages decreased, as a result of reduction in the size of DVL's mortgage portfolio.

                                                             2003          2002
                                                             ----          ----

Interest on mortgage loans                                  $2,645        $2,903
Interest expense on underlying mortgages                    $1,328        $1,648

      Gains on satisfaction of mortgage loans were as follows:

                                                             2003          2002
                                                             ----          ----

                                                            $  199        $  252

These gains resulted from the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than the Company's carrying value.

      Management fees decreased in 2003 from 2002 as a result of the conclusion of a certain management contract.

                                                             2003          2002
                                                             ----          ----

Management fees                                             $  222        $  239

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                                             2003          2002
                                                             ----          ----

                                                            $  133        $  293

Transaction and other fees were earned in connection with the sales of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

      Interest income on residual interests and interest expense on the related notes payable increased in 2003 vs. 2002 as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                             2003          2002
                                                             ----          ----

Interest income on residual interests                       $4,524        $4,373
Interest expense on related notes payable                   $2,796        $2,771

Rental income from others was as follows:

                                                             2003          2002
                                                             ----          ----

Net rental income from others                               $  575        $  405

Gross rental income from others                             $1,367        $1,096

The increases in net rental income and gross rental income were primarily the result of the acquisition of a rental property in November of 2002.

In 2003, the Company recognized a gain of $166 on sale of real estate assets previously obtained through foreclosure on a mortgage.

      Distributions from investments from others increased slightly in 2003 from 2002 based on the income from a certain investment.

                                                             2003          2002
                                                             ----          ----

Distributions from investments - others                     $   42        $   35

      General and administrative expenses increased in 2003 from 2002 primarily due to a settlement for $100 with the State of New Hampshire for state taxes and higher employee costs which were offset by lower consulting fees.

                                                             2003          2002
                                                             ----          ----

General and administrative                                  $1,660        $1,514

      The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement, due to an increase in the consumer price index.

                                                             2003          2002
                                                             ----          ----

Asset servicing fee                                         $  669        $  652

      Legal and professional fees decreased as a result of the Company reducing tax preparation costs by $30 in 2003 from 2002 and legal costs by $70 in 2003 from 2002.

                                                             2003          2002
                                                             ----          ----

Legal and professional                                      $  236        $  335

      Loss on redemption of Notes payable, resulted from tender offers, repayment and exchange of Notes for common stock at greater carrying value of the Notes.

                                                             2003          2002
                                                             ----          ----

Loss on redemption of Notes payable                         $   22        $   71

      Interest expense to affiliates decreased slightly. Interest expense to affiliates decreased because the interest bearing amount due to affiliates was reduced.

                                                             2003          2002
                                                             ----          ----

Interest expense to affiliates                              $  285        $  286

      Interest expense on litigation settlement Notes would have increased because of compounding of interest; however, the Company's efforts to reduce the principal amount of Notes outstanding through tender offers, redemptions and the exchange of Notes for common stock resulted in a decrease the interest expense.

                                                             2003          2002
                                                             ----          ----

Interest expense - Litigation Settlement
                              Notes                         $  278        $  299

      Interest expense relating to other debts increased in 2003 from 2002 due to the Company borrowing approximately $3,968 in August, 2002 to finance the purchase of real estate. The increase in interest expense created by the new borrowings was partially offset by decreases in interest rates on floating rate loans and repayments of principal.

                                                             2003          2002
                                                             ----          ----

AInterest expense - others                                  $  779        $  610

      The Company accrued $108 for alternative minimum taxes in 2003. In 2002 the Company recognized $86 in tax benefits relating to the elimination of the alternative minimum tax for 2001. The Company recognized $367 and $397 of income tax benefit in 2003 and 2002, respectively, as a result of a reduction in the valuation allowance on deferred tax assets.

                                                             2003          2002
                                                             ----          ----

Income tax benefit                                          $  259        $  483

Discontinued operations

      During the year ended December 31, 2004, the Company disposed of (through foreclosure) a certain real estate property. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in Compliance with the provisions of "SFAS" No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets."

      The discontinued operations consist of the operations relating to the property formerly operated by Professional Service Corporation.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance was $2,768 at December 31, 2004, compared with $2,176 at December 31, 2003.

      The Company's cash flow from operations is generated principally from rental income from its ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2006. The Company believes that its current liquid assets and credit resources will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

      The Company obtained an unsecured line of credit on December 15, 2002 for $500 with an interest rate of prime plus one percent per annum which terminated December 15, 2003. The line of credit was then renewed for one month and on January 14, 2004 the line of credit was renewed again under the same terms with an expiration date of January 14, 2005. In July 2003, the company borrowed $283 on the line of credit in order to pay off an underlying mortgage liability. In March 2005, the Company converted the line of credit to a three year term loan of $500. The proceeds of the loan will be used to pay down higher interest rate debt. The loan requires monthly principal payments of $14 plus interest at prime.

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

* Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2016 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Loans payable which are scheduled to become due through 2009 are as follows:

                                                                                         Outstanding
                                                                        Original          Principal
                                                                          Loan            Balance at             Due
        Purpose                            Creditor                      Amount       December 31, 2004          Date
        -------                            --------                      ------       -----------------          ----
Repurchase of Notes
Issued by the Company              Blackacre (1)                        $  1,560           $  2,456            01/05/06

Purchase of Mortgages,
and Refinancing of
Existing Mortgages                 Unaffiliated Bank (2)(3)             $  1,450           $  1,198            05/01/09

Purchase of a Mortgage
And Refinancing of
Existing Mortgages                 Unaffiliated Bank (2)(3)             $  1,450           $    259            11/30/06

Purchase of Real Estate Assets     Unaffiliated Bank (4)                $  4,500           $  4,529            09/01/05

Purchase of Real Estate Assets     Unaffiliated Bank (5)                $  2,668           $  2,535            06/30/08

Purchase of Mortgages              Unaffiliated Bank (6)                $  1,400           $  1,400            01/31/09

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company paid a fee of $25 to extend the due date for the payment of the then outstanding principal until 01/05/06.
(2)   This loan self-amortizes.
(3)   Interest rate is prime plus 1.5% per annum payable monthly.
(4) Interest rate is 7.5% per annum. Monthly payments are interest only. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.
(5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
(6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are in- terest only. Annual principal payments of $50 are required.

Contractual Obligations

                                                     Payments due by period
                                              Less than      1 - 3        3 - 5      More than
                                   Total       1 Year        Years        Years       5 Years
                                   -----       ------        -----        -----       -------
Debt Obligations:
  Debt                           $ 12,377     $  5,108     $  3,432     $  3,837     $     --

  Underlying mortgages
    Payable                        14,485        2,570        5,690        3,310        2,915
Capital Lease Obligations
Purchase obligations:
  Asset servicing
    agreement(1)                    2,744          686        1,372          686           --
Operating Lease Obligations           666          216          450           --           --
                                 --------     --------     --------     --------     --------

                Total:           $ 30,272     $  8,580     $ 10,944     $  7,833     $  2,915
                                 ========     ========     ========     ========     ========

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

      RESIDUAL INTERESTS: Residual interests represent the estimated discounted cash flow of the differential of the total interest to be earned on the securitized receivables and the sum of the interests to be paid to the noteholders and the contractual servicing fee. Since these residual interests are not subject to prepayment risk they are accounted for as investments held-to-maturity and are carried at amortized cost using the effective yield method. Permanent impairments are recorded immediately through earnings. Favorable changes in future cash flows are recognized through earnings as interest over the remaining life of the retained interest.

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

For the Company's mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership plus a residual value at the end of the primary term of the lease. The value of the partnership properties which are not subject to percentage rents was based upon historical appraisals. Management believes, that generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalues the property as appropriate. Management evaluates and updates such appraisals, periodically, and considers changes in the status of the existing tenancy in such evaluations. Certain other properties were valued based upon management's estimate of the current market value for each specific property using similar procedures.

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

      LIMITED PARTNERSHIPS: DVL does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method due to the following:

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

      (iii) all major decisions must be approved by a limited partnership Oversight Committee of which DVL is not a member,

      (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership properties and

      (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments which took place in prior years.

RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities," in an effort to expand upon and strengthen existing accounting guidance on when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. For public entities that do not file as small business issuers SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company has adopted SFAS No. 123R during fiscal 2004. The adoption of SFAS No. 123R did not have a material effect on the Company's consolidated financial statements. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model.

None of the other recently issued accounting standards had an effect on the Company's financial statements.

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

                                                                                                            There-
        In Thousands                      2005         2006          2007          2008          2009       after-         Total
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash equivalents                        $ 2,768                                                                           $ 2,768
  Variable rate

  Average interest rate                    1.8%                                                                              1.8%

LONG TERM DEBT
Fixed rate                              $ 7,164      $ 5,269       $ 3,022       $ 4,632       $ 1,094      $ 2,915       $24,096
Average interest rate                     7.91%        7.32%         7.13%         7.16%         7.20%        7.37%         7.38%

Variable rate                           $   514      $   469       $   362       $   221       $ 1,200      $   -0-       $ 2,766
Average interest rate                     6.42%        6.42%         6.42%         6.42%         5.75%          -0-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See "Index to Consolidated Financial Statements" below.

                               Supplementary Data

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2004

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year
Total Revenue                        $     2,120         $     2,625         $     2,038          $     2,143         $     8,926
Net income (loss)                            129                 735                 461                  153               1,478
  Basic earnings per
     share:
Net income                           $       .00         $       .03         $       .02                  .00         $       .05
Diluted earnings per
   Share:
   Net income                        $       .00         $       .01         $       .01          $       .00         $       .03
Weighted average
  Shares outstanding:
  Basic                               27,738,402          27,738,402          27,738,402           27,825,337          27,825,337
  Diluted                             55,032,127          55,609,814          56,606,345           56,162,056          57,032,237

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2003

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year
Total Revenue                        $     2,142         $     2,163         $     2,112          $     2,565         $     8,982
Net income (loss)                            561                 369                (351)                 (31)                548
  Basic earnings per
     share:
Net income (loss)                    $       .03         $       .02         $      (.02)                 .00         $       .02
Diluted earnings per
   Share:
   Net income (loss)                 $       .01         $       .01         $      (.02)         $       .00         $       .02
Weighted average
  Shares outstanding:
  Basic                               21,713,563          21,713,563          21,713,563           27,083,528          23,083,595
  Diluted                             54,201,098          55,478,658          21,713,563           27,083,528          54,338,324

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. The financial statements and notes thereto, together with the report of independent registered public accounting firm of Imowitz Koenig & Co., LLP, are set forth on pages F-1 through F-35, which follow. The financial statements are listed in Item 15(1) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2004, which is incorporated herein by reference, Eisner LLP was dismissed as the Company's independent accountants and Imowitz Koenig & Co., LLP was engaged as the Company's independent accountants.

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

      As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures are effective.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A. The following table sets forth the name of each director and executive officer of the Company, and the nature of all positions and offices with the Company held by him at present. The term of all directors (other than the special purpose director) expires at the Company's next annual meeting of stockholders, which will be held on a date to be scheduled, or until their successors are duly elected and qualified. The term of all executive officers expires at the next annual meeting of directors, to be held immediately thereafter. There are no family relationships among the directors or executive officers of the registrant.

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

      GARY FLICKER (age 46) has served as a director of the Company since January 2004. Mr. Flicker was Chief Financial Officer and Executive Vice President of DVL, Inc. from April 1997 to November 2001 and remained employed by the Company until May 2002. Mr. Flicker is currently President and Chief Executive Officer of Flick Financial, an accounting/financial consulting firm headquartered in Atlanta, Georgia. Mr. Flicker is a Certified Public Accountant.

      MYRON ROSENBERG (age 76) has served as a director of the Company since 1977. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. Mr. Rosenberg is currently associated with the merchant banking firm of Taurus Global, LLC.

      ALAN E. CASNOFF (age 61) has served as President of the Company since November 1994, and was appointed as a director in November 2001. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1977 to October 1991, as secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since July 1999, he has been of counsel to Klehr, Harrison, Harvey, Brazenburg & Ellers ("Klehr").

      JAY THAILER (age 36) has served as Chief Financial Officer and Executive Vice President since November 2001. From August 1998 to November 2001, Mr. Thailer served as Vice President and Secretary of the Company. Mr. Thailer is a Certified Public Accountant. Prior to joining the Company in 1997, Mr. Thailer was associated with the accounting firm of Sobel & Company, C.P.A.'s, where his clients included real estate development companies.

      KEITH B. STEIN (age 47) has been a special purpose director of the company since September 1996. Mr. Stein is currently a Managing Director of Kimco Realty Corporation (NYSE: KIM), specializing in investments in real estate and related securities. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc., a position he has held since 1998. From October 1994 to May 1998, Mr. Stein was Managing Director of several privately held investment and financial advisory firms specializing in real estate and specialty finance companies. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP. Mr. Stein is an affiliate of NPM.

C. Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations from the Company's officers and directors that no other reports were required during or with respect to the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to such persons were satisfied. None of the shareholders listed as beneficially owning greater than 10% of the Company's Common Stock in the "Security Ownership of Certain Beneficial Owners" chart in
Item 12 filed a Form 5 for the year ending December 31, 2005. The Company is not aware whether any of such shareholders had a Form 5 obligation.

D. Code of Ethics

      The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other financial executives. The code of ethics is Exhibit 14 of this Form 10-K.

E. The Audit Committee consists of Gary Flicker and Myron Rosenberg. DVL's board of directors has determined that Gary Flicker is an audit committee financial expert, as defined in Item 401(h)(2) of Regulation S-K. As a result of a change in the New York Stock Exchange definition of independence that took effect November 4, 2004, Mr. Flicker does not currently qualify as independent under such rules, due to the fact that he was employed by the Company within the last three years. However, he will qualify as independent under such definition beginning in May 2005.

ITEM 11. EXECUTIVE COMPENSATION

      A. SUMMARY COMPENSATION TABLE

      The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2004 and (if applicable) in 2003 and 2002: (1) the person serving as the Company's chief executive officer during 2004; (2) those other persons who were serving as executive officers as of the end of 2004 whose compensation exceeded $100 during 2004:

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                        Annual Compensation            Compensation Awards
                                                   ------------------------------      -------------------

                                                                                           Securities
                                                                                           Underlying
 Name and Principal Position                       Year       Salary        Bonus          Options/SAR
 ---------------------------                       ----       ------        -----          -----------
Alan E. Casnoff                                    2004        $132        $   25              --
President and
  Chief Executive Officer                          2003         132            --              --
                                                   2002         120            10           100,000(1)

Jay Thailer                                        2004        $118        $   20              --
Executive Vice President and
  Chief Financial Officer                          2003         114            13
                                                   2002         110            15            15,000(1)

(1) Consists of options to purchase shares of Common Stock under the 1996 Stock Option Plan.

      B. OPTION GRANTS IN LAST FISCAL YEAR

      No options were granted by the Company in 2004 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

      The Plan provides that any one employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (a defined in Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its NOLS (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership Change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions".

      As of December 31, 2004, options to purchase 1,603,131 shares were outstanding under the Plan and 896,869 shares were available for issuance upon exercise of options which may be granted in the future.

      C. FISCAL YEAR-END OPTION VALUES

      The following table sets forth information as to options held as of the end of 2004 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 2004. All options held by said officers at fiscal year-end were immediately exercisable.

                       Number of Securities Underlying      Value of Unexercised
                        Unexercised Options At Fiscal       In-The-Money Options
     Name                          Year End                  At Fiscal Year End
     ----              -------------------------------      --------------------

Alan E. Casnoff                    475,000                       $    6
Jay Thailer                         42,000                       $    1

      D. COMPENSATION OF DIRECTORS

      Regular directors who are not officers or employees of the Company ("Non-Employee Directors") presently receive a director's fee of $1 per month, plus five hundred dollars for each Audit Committee meeting of the Board of Directors attended. Directors who are officers of the Company receive no compensation for their services as directors or attendance at any Board of Directors or committee meetings. Mr. Casnoff, who is a director, is also President and Chief Executive Officer of the Company. The special purpose director receives no compensation for his service as a director or attendance at any Board of Directors or committee meetings.

      On each of September 17, 2002, 2003 and 2004, options to purchase 15,000 shares of Common Stock at an exercise price equal to the then market price per share were granted to each of the non-employee directors. The options were granted under the Plan, which provides for automatic grants of options to individuals upon their becoming non-employee directors, as well as, 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vest immediately and are exercisable for a term of ten
(10) years from the date of grant.

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

      F. BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

      The Board of Directors acts in the place of a formal compensation committee. During 2004, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information as of March 31, 2005 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

   Name and Address of             Amount and Nature of
    Beneficial Owner               Beneficial Ownership        Percent of Class*
    ----------------               --------------------        -----------------

Lawrence J. Cohen                    9,752,893 (1)(4)                20.6%

Milton Neustadter                    5,637,848 (1)(5)                12.8%

Jay Chazanoff                        9,009,929 (2)(6)                19.2%

Ron Jacobs                           8,479,671 (2)(7)                18.2%

Stephen Simms                        8,451,796 (2)(8)                18.2%

Keith B. Stein                       8,647,834 (3)(9)                18.4%

Robert W. Barron                     7,951,769 (3)(10)               17.2%

Adam Frieman                         7,676,811 (3)(11)               16.7%

Peter Offerman                       7,455,080 (3)(12)               16.3%

Joseph Huston                        7,379,420 (3)(13)               16.2%

Jan Sirota                           7,455,080 (3)(14)               16.3%

Neal Polan                           7,455,080 (3)(15)               16.3%

Michael Zarriello                    7,455,080 (3)(16)               16.3%

Mark Mahoney                         7,443,438 (3)(17)               16.3%

The SIII Associates Limited         10,942,331 (3)(18)               22.3%
Partnership Third Addison
Park Corporation and
Gary L. Shapiro

J.G. Wentworth, S.S.C.
   Limited Partnership               3,000,000 (19)                   7.3%
10 Presidential Boulevard
Suite 250
Bala Cynwyd, PA 19004

Stephen Feinberg                     5,406,113 (20)                  14.1%
450 Park Avenue
28th Floor
New York, NY  10022

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

(1) As described in detail below in "Changes of Control", such persons are members of the Pembroke Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 4,864,821 shares of the Company's Common Stock issuable to the members of the Pembroke Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Pembroke Group is c/o Lawrence J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022.

(2) As described in detail below in "Changes of Control", such persons are members of the Millennium Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 6,284,361 shares of the Company's Common Stock issuable to the members of the Millennium Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Millennium Group upon the exercise of Warrants. The address of each member of the Millennium Group is c/o Jay Chazanoff, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Millennium Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(3) As described in detail below in "Changes of Control", such persons are members of the Florida Group (as defined in "Changes in Control" below), and said persons share dispositive power with each other as to 7,228,120 shares of the Company's Common Stock issuable to the members of the Florida Group upon the exercise of Warrants (as defined in "Changes in Control" below) by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Florida Group upon the exercise of Warrants. The Company has not had any contact with the members of the Florida Group, except Mr. Stein, for a number of years and the Company is not aware if a group still exists. The address of each member of the Florida Group is c/o Keith Stein, 3333 New Hyde Park Road, New Hyde Park, NY 11042-0020.

(4) To the Company's knowledge, Mr. Cohen possesses: (i) the sole power to vote 9,038,765 shares of Common Stock, which includes 8,331,227 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 4,864,821 shares of Common Stock, which includes 4,157,282 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 4,888,072 shares of Common Stock, which includes 4,173,945 share of Common Stock issuable upon the exercise of Warrants held by Mr. Cohen and 714,127 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Cohen explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(5) To the Company's knowledge, Mr. Neustadter possesses: (i) the sole power to vote 1,463,903 shares of Common Stock, which includes 1,425,403 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 749,776 shares of Common Stock, which includes 711,276 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 4,888,072 shares of Common stock, which includes 714,127 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Neustadter and 4,173,945 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Neustadter explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(6) To the Company's knowledge, Mr. Chazanoff possesses: (i) the sole power to vote 5,157,073 shares of Common Stock, which includes 4,853,303 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,725,568 shares of Common Stock, which includes 2,421,798 shares of Common stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Milllennium Group to dispose of 6,284,361 shares of Common stock, which includes 2,431,505 shares of Common stock issuable upon the exercise of Warrants held by Mr. Chazanoff and 3,852,856 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Chazanoff explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(7) To the Company's knowledge, Mr. Jacobs possesses: (i) the sole power to vote 4,121,738 share of Common Stock, which includes 3,845,166 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,195,310 shares of Common Stock, which includes 1,918,738 shares of Common Stock, issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 6,284,361 shares of Common Stock, which includes 1,926,428 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Jacobs and 4,357,933 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Jacobs explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(8) To the Company's knowledge, Mr. Simms possesses: (i) the sole power to vote 4,093,863 shares of Common Stock, which includes 3,845,166 shares of Common stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,167,435 shares of Common Stock issuable upon the exercise of Warrants which includes 1,918,738 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 6,284,361 shares of Common Stock, which includes 1,926,428 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Simms and 4,357,933 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Simms explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(9) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 2,768,303 shares of Common Stock, which includes 2,691,796 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,419,713 shares of Common Stock; which includes 1,343,206 shares of Common stock issuable upon exercise of Warrants; and (iv) shares power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 1,348,590 shares of Common stock issuable upon the exercise of Warrants held by Mr. Stein and 5,879,530 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(10) To the Company's knowledge, Mr. Barron possesses: (i) the sole power to vote 1,412,929 shares of Common Stock, which includes 1,375,809 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 723,649 shares of Common Stock, which includes 686,529 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 689,280 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Barron and 6,538,840 shares of Common stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(11) To the Company's knowledge, Mr. Frieman possesses: (i) the sole power to vote 887,491 shares of Common Stock, which includes 875,849 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 448,690 shares of Common Stock, which includes 437,049 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose 7,228,120 shares of Common Stock, which includes 438,800 shares of Common Stock issuable upon exercise of Warrants held by Mr. Frieman and 6,789,320 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(12) To the Company's knowledge, Mr. Offerman possesses: (i) the sole power to vote 443,140 shares of Common Stock, which includes 431,498 shares of Common stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 226,959 shares of Common Stock, which includes 215,318 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 216,180 shares of Common stock issuble upon the exercise of Warrants held by Mr. Offerman and 7,011,940 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(13) To the Company's knowledge, Mr. Huston possesses: (i) the sole power to vote 295,414 shares of Common Stock, which includes 287,653 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 151,300 shares of Common Stock, which includes 143,539 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 144,114 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Huston and 7,084,006 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(14) To the Company's knowledge, Mr. Sirota possesses: (i) the sole power to vote 443,140 shares of Common Stock, which includes 431,498 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 226,959 shares of Common Stock, which includes 215,318 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 216,180 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Sirota and 7,011,940 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(15) To the Company's knowledge, Mr. Polan possesses: (i) the sole power to vote 443,140 shares of Common Stock, which includes 431,498 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 226,959 shares of Common Stock, which includes 215,318 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 216,180 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Polan and 7,011,940 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(16) To the Company's knowledge, Mr. Zarriello possesses: (i) the sole power to vote 443,140 shares of Common Stock, which includes 431,498 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 226,959 shares of Common Stock, which includes 215,318 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 216,180 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Zarriello and 7,011,940 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(17) To the Company's knowledge, Mr. Mahoney possesses: (i) the sole power to vote 431,498 shares of Common Stock, which includes 431,498 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 215,317 shares of Common Stock, which includes 215,317 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 216,180 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Mahoney and 7,011,940 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(18) To the Company's knowledge, the SIII Associates Limited Partnership possesses: (i) the sole power to vote 7,240,646 shares of Common Stock, which includes 7,038,792 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 3,714,211 shares of Common Stock, which includes 3,512,357 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which includes 3,526,435 shares of Common Stock issuable upon the exercise of Warrants held by the SIII Associates Limited Partnership and 3,701,685 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Third Addison Park Corporation is the general partner of the SIII Associates Limited Partnership, and Gary L. Shapiro is the chief executive officer of Third Addison Park Corporation.

(19) To the Company's knowledge, J.G. Wentworth, S.S.C. Limited Partnership possesses: (i) the sole power to vote and direct the disposition of 3,000,000 shares of Common Stock, which consists of 3,000,000 shares of Common Stock issuable upon exercise of Warrants.

(20) Based upon a Schedule 13D, filed with the Commission on January 22, 2002, Mr. Feinberg possesses: (i) the sole power to vote and direct the disposition of the 4,753,113 shares of Common Stock held by Blackacre Bridge Capital, L.L.C. and 653,000 shares of Common Stock held by Blackacre Capital Group, L.P.

B. SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as of March 31, 2005 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (5 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

     Name of                        Amount and Nature of              Percentage
Beneficial Owner(1)                 Beneficial Ownership               of Class
-------------------                 --------------------               --------

Alan E. Casnoff                           685,000 (2)                     1.8%
Jay Thailer                                64,000 (3)                       *
Myron Rosenberg                           408,854 (4)                     1.1%
Gary Flicker                              180,000 (5)                       *
Keith B. Stein                          8,647,834 (6)                    18.4%
All current directors
and executive officers
as a group (5 persons)                  9,985,688 (7)                    21.5%

*     Less than 1%

(1) Messrs. Casnoff and Thailer are executive officers of the Company. Messrs. Casnoff, Rosenberg and Flicker are the regular directors. Mr. Stein is the special purpose director.

(2) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 26,000 shares owned by a corporation partially owned and controlled by Mr. Casnoff, and 475,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(3) Represents 42,000 shares which may be acquired upon the exercise of options exercisable within 60 days and 22,000 shares held by Mr. Thailer and his wife as joint tenants.

(4) Includes 4,300 shares held by Mr. Rosenberg's wife, as to which shares he disclaims beneficial ownership, and 120,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(5) Consists of shares which may be acquired upon the exercise of options exercisable within 60 days.

(6) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 2,768,303 shares of Common Stock, which includes 2,691,796 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 1,419,713 shares of Common Stock, which includes 1,343,206 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,228,120 shares of Common Stock, which consists of 1,348,590 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 5,879,530 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(7) Number of shares and percentage owned includes 3,439,212 shares which may be acquired through exercise of options and Warrants held by certain of the named persons, which options and Warrants are exercisable within 60 days. The number of outstanding shares of the purpose of computation of percentage of ownership by the group includes such shares.

      C. CHANGES IN CONTROL

      Each of the Certificate of Incorporation (the "Certificate") and the By-laws (the "By-laws") of the Company contains restrictions prohibiting the sale, transfer, disposition, purchase or acquisition of any capital stock until September 30, 2009 without the prior authorization of the Board of Directors of the Company, by or to any holder (a) who beneficially owns directly or through attribution (as generally determined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code")) five percent (5%) or more of the value of the then issued and outstanding shares of capital stock of the Company or (b) who, upon the sale, transfer, disposition, purchase or acquisition beneficially would directly or through attribution own five percent (5%) or more of the value of the then issued and outstanding capital stock of the Company, if that sale, transfer, disposition, purchase or acquisition would, in the sole discretion and judgment of the Board of Directors of the Company jeopardize the Company's preservation of its federal income tax attributes pursuant to Section 382 of the Code. The Board of Directors has the right to void any such transaction.

      In connection with the loan by NPM Capital, LLC ("NPM") in September 1996, (see "NPM and NPO Transactions" in Item 13, below) the Company issued to, or for the benefit of, the members of the Florida Group (who are affiliates of NPM) and the Pembroke and Millennium Groups (who are affiliates of NPM and NPO), Warrants to purchase such number of shares of Common Stock as, when added to the Warrants, represent right to acquire up to 49% of the outstanding Common Stock on a fully diluted basis. In accordance with their terms, the Warrants were originally exercisable commencing January 1999 and expire after December 31, 2007. If and at such time as any or all of the Warrants are exercised, it is possible that a "change in control" of the Company, within the meaning of applicable rules and regulations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), may be deemed to occur, depending upon the extent of exercise.

      Pursuant to a Stockholder's Agreement entered into among the parties that acquired the Warrants (each, a "Holder") the Agreement, the Holders have agreed to certain limitations on the disposition of Common Stock and Warrants owned or held by them, which are described below. The Holders currently have rights of first refusal/first offer with respect to the disposition of shares of Common Stock and Warrants held by other Holders (unless the disposition is made to certain specified affiliates of a Holder). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of all of his or its shares of Common Stock (excluding shares issuable upon exercise of Warrants). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of up to an aggregate of 49.9% (or more, subject to the consent of a majority of the other Holders in such Holder's Holder Group) of his shares of Common Stock issuable upon exercise of his Warrants after giving effect to conversion, exercise or exchange of such Warrants. The "Holder Groups" consist of the "Millennium Group", the "Pembroke Group" and the "Florida Group". The members of the Millennium Group are Jay Chazanoff, Ron Jacobs and Stephen Simms. The members of the Pembroke Group are Lawrence J. Cohen and Milton Neustadter. The members of the Florida Group are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in the SIII Associates Limited Partnership and Third Addison Park Corporation). For further information regarding the foregoing, see "Certain Relationships and Related Transactions" below.

                      Equity Compensation Plan Information

                                             Number of securities                                                  Number of
                                               To be issued upon         Weighted average exercise price           securities
                                            Exercise of outstanding      of outstanding options warrants    remaining available for
             Plan Category                options warrants and rights               and rights                  future issuance
             -------------                ---------------------------               ----------                  ---------------
                                                      (a)                              (b)                            (c)
Equity compensation approved by
security holders                                   1,603,131                           $.17                         896,869
Equity compensation plans not approved
by security holders                                   -0-                               -0-                           -0-
                                                  ----------                           ----                        --------

Total                                              1,603,131                           $.17                         896,869
                                                  ==========                           ====                        ========

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

The Exchange Agreement includes a provision of which states that Blackacre shall not sell or acquire any shares of the Company without the written consent of the Board of Directors of the Company. The Board may withhold consent prior to December 31, 2005, only if such transfer would, in the sole discretion of the Board of Directors, jeopardize the Company's preservation of its Federal Income Tax attributes under Section 382 of the Internal Revenue Code or in the case of a transfer after December 31, 2005 would be materially adverse to the interest of the Company.

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

      NPM AND NPO TRANSACTIONS

      The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382; (ii) 1,000,000 shares of Common Stock (representing 2.6% of the Common Stock now outstanding) were issued to, and purchase by, the Holders (see Item 12(c) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) Warrants to purchase additional shares of Common stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the Holders; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an agreement dated March 27, 1996 (the "Asset Servicing Agreement"). In consideration for such services, the Company paid NPO $600 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions.

During 2001 the Asset Servicing Agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $686. The Company paid to NPO $683, $669, and $652 in 2004, 2003 and 2002, respectively, plus other expenses of $5 in 2003 and $10 in 2002. As of December 31, 2004 and 2003 the Company had accrued service fees payable to NPO of $44 and $38 respectively. During 2004, 2003, and 2002 the Company provided office space under the Asset Servicing Agreement to NPO, consisting of 228 square feet of the Company's New York location. The allocated cost for such space was $9 during each of 2004, 2003, and 2002.

      The members of the Millennium Group, the Pembroke Group, and the Florida Group are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company, is an affiliated of NPM, and therefore has a material interest in said transactions, Mr. Stein is also a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millennium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millennium Group is comprised of and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

      Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives an incentive fee of 25% of the profit, as defined in the agreement, after all the partners of the partnership have earned a 20% internal rate of return, compounded quarterly, on their capital contributions. For 2004 and 2003 and 2002 the Company received no compensation under such agreement.

      The Company has received fees through June 2003 pursuant to a service agreement with another limited partnership whose general partner is an affiliate of NPO, to render certain accounting and administrative services. The Company received aggregate compensation under such agreement of $24 for 2003 and $48 for 2002.

      The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24 in each of the years 2004, 2003 and 2002, respectively.

      The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2004, 2003, and 2002, the Company received compensation equal to $27, under such arrangement.

      The Company has received fees from an entity whose partners, Messrs. Cohen, Chazanoff, Simms and Jacobs, are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2, a monthly deferred fee of approximately $7 and an annual incentive fee if certain levels of profitability are obtained. The Company recorded fees of $196, $152, and $154 in 2004, 2003 and 2002, respectively, which included incentive fees of $94, $50, and $52, respectively.

      The Millennium Group, an affiliate of NPO, received approximately $23, $30, and $37 for 2004, 2003 and 2002, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2004, 2003, and 2002 the Company paid or accrued fees of $108, $125, and $108 to the Millennium Group, and in 2002 issued a total of 400,000 shares of Common Stock, valued at $32, to the Pembroke Group (another affiliate of NPO) and the Millennium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement.

      In connection with sales of property owned by Affiliated Limited Partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees or $13, $39, and $37, from various Affiliated Limited Partnerships in 2004, 2003, and 2002, respectively.

      The Philadelphia, Pennsylvania, law firm of Klehr, Harrison, Harvey, Brazenburg, & Ellers ("Klehr"), of which Alan E. Casnoff, the President and a director of the Company is of counsel, has acted as counsel to the Company since July, 1999. Legal fees for services rendered by Klehr to the Company during 2004 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

      Opportunity Fund

      The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO ("PNM"), and Pemmil Management LLC, an affiliate of NPO ("Pemmil") and PNM (collectively the "NPO Affiliates") are parties to a certain Agreement which is called the Opportunity Agreement (the "Opportunity Agreement"). The Opportunity Agreement had a term of three years, subject to earlier termination if certain maximum capital contributions have been reached. The Opportunity Agreement provided for an Opportunity Fund whereunder, with respect to certain transactions involving the acquisition of limited partnership interests of, or mortgage loans to, Affiliated Limited Partnerships in which the Company is general partner, or which the Company already owns, if the Company, due to financial constraints, was unable to pursue such business opportunity with its own funds from its reserves or available from operation, or by obtaining financing from a third party or issuing equity (each such opportunity, an "Opportunity"), then the Opportunity Fund had a right of first refusal to finance such Opportunity.

      PNM and Pemmil are owned and controlled by members of the Pembroke Group and the Millennium Group.

      All of the required capital contributions were to be provided by the other members. The Company was to receive up to 20% of the profits from an opportunity after the other investors received a return of their investment plus preferred annual returns ranging from 12% to $20%.

      When the Opportunity Agreement terminated, the Opportunity Fund no longer had the right of first refusal with regard to opportunities. The Company may continue to present opportunities to the Fund. The Company did not present any opportunities to the Fund during 2004. The Fund was dissolved at the end of 2004.

      The Opportunity Fund had purchased 15 wrap mortgages of Affiliated Limited Partnerships from unaffiliated third parties, acquired limited partnerships units from unaffiliated individuals in the Affiliated Limited Partnerships, and acquired the property of an Affiliated Limited Partnership. As of December, 2004, the Opportunity Fund had disposed of all 15 wrap mortgages previously purchased. During 2002 and 2003, DVL did not receive any payments from the investment from the Opportunity Fund. During 2004, DVL purchased the remaining assets of the Opportunity Fund for $2,000 and DVL was paid approximately $484 from the investments by the Opportunity Fund.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees: The aggregate fees billed or to be billed by the Company's former auditors, Eisner LLP, for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements were $132 for 2004 and $112 for 2003. The aggregate fees billed or to be billed by the Company's current auditors, Imowitz Koenig & Co., LLP were $77 for 2004 and $0 for 2003 for such services.

      Tax Fees: The aggregate fees billed by Imowitz Koenig & Co., LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $20 for 2004 and $26 for 2003. Eisner LLP did not bill any such fees in 2004 or 2003.

      All other fees: There were no other services performed for 2004 or 2003.

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Imowitz Koenig & Co., LLP are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Imowitz Koenig & Co., LLP require pre-approval by the Audit Committee. The procedures require all proposed engagements of Imowitz Koenig & Co., LLP for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2004 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      The following documents are filed as part of this report:

      (1) The Financial Statements required by Item 8 of this report are Listed below:

                                 Item 8

                                                                        Page No.
                                                                        --------

            Report of Independent Registered Public
            Accounting Firm                                              F - 1

            Consolidated Balance Sheets -
            December 31, 2004 and 2003                                   F - 3

            Consolidated Statements of Operations
            for each of the years in the three year period
            ended December 31, 2004                                      F - 5

            Consolidated Statements of Shareholders' Equity
            for each of the years in the three year period
            ended December 31, 2004                                      F - 7

            Consolidated Statements of Cash Flows for
            each of the years in the three
            year period ended December 31, 2004                          F - 8

            Notes to Consolidated Financial Statements                   F - 11

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

      (3)   INDEX OF EXHIBITS

The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):

3. ARTICLES OF INCORPORATION AND BY-LAWS.

(a) DVL's Certificate of Incorporation, filed March 28, 1977 (Incorporated by reference to Exhibit 6(d) to DVL's Form S-1 Registration Statement No. 2-58847 dated April 28, 1977).

(b) DVL's Certificate of Amendment to Certificate of Incorporation, filed July 13, 1977 (Incorporated by reference to Exhibit 6(e) to Amendment No. 1 to DVL's Form S-1 Registration Statement No. 2-58847 dated August 25, 1977.)

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

(f) DVL's Certificate of Amendment to Certificate of Incorporation, filed December 20, 1983. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1993.)

(g) DVL's Certificate of Amendment to Certificate of Incorporation, filed December 4, 1995. (Incorporated by reference to DVL's proxy statement dated October 13, 1995 - Exhibit A.)

(h) DVL's Certificate of Amendment to Certificate of Incorporation, filed September 17, 1996. (Incorporated by reference to DVL's proxy statement dated July 31, 1996 - Exhibit I.)

(i) DVL's Certificate of Amendment to Certificate of Incorporation, filed February 7, 2000. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1999.)

(j) DVL's By-Laws, as in full force and effect at all times since March 28, 1977. (Incorporated by reference to Exhibit 3(c) to DVL's Form 10-K for the fiscal year ended December 31, 1980.)

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

10.4 Asset Servicing Agreement between DVL and NPO. (Incorporated by reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit C.)

10.5 Common Stock Warrant issued by DVL to NPO. (Incorporated by reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit F.)

10.6 DVL 1996 Stock Option Plan. (Incorporated by reference to DVL's Proxy Statement dated July 31, 1996 - Exhibit K.)

10.7 Amendment to DVL 1996 Stock Option Plan effective February 1, 2000. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1999.)

10.8 Promissory Note dated as of October 20, 1997, in the original Principal amount of $1,760,000 from DVL to Blackacre. (Incorp- orated by reference to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

10.9 Subordination Agreement, dated as of October 20, 1997 among DVL, Blackacre, NPM, and NPO. (Incorporated by reference to Exhibit 10.3 to DVL's Form 10-Q for the quarter ended September 30, 1997.)

10.10 Agreement among Members dated April 10, 1998, by and among Blackacre, PNM, Pemmil and DVL. (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

10.11 Management Services Agreement dated June 1, 1998, by and between DVL and PBD Holdings, L.P. ("PBD"). (Incorporated by reference to DVL's Form 10-K for the fiscal year ended December 31, 1998.)

10.12 Loan Agreement, Promissory Note and Pledge, Collateral Agree- ment and Security Agreement, each dated as of March, 2000, each relating to a loan from Pennsylvania Business Bank to DVL in the original principal amount of $1,000,000. (Incorporated by ref- rence to DVL's Form 10-K for the quarter ended June 30, 2000.)

10.13 Term Loan Note and Term Loan Agreement, each dated as of March, 2000, each relating to a loan from Bankphiladelphia to DVL in the original principal amount of $1,450,000. (Incorporated by reference to DVL's Form 10-Q for the quarter year ended June 30, 2000.)

10.14 First Amendment to Loan Agreement, Pledge Agreement, Promissory Note and other documents dated August 2000, relating to a loan from Pennsylvania Business Bank to DVL, Inc. in the original principal amount of $1,000,000. (Incorporated by reference to DVL's Form 10-Q for the quarter ended September 30, 2000.)

10.15 Purchase Agreement, dated April 27, 2001, by and among J.G. Wentworth Receivables II LLC, Receivables II-A LLC, Receivables II-A Holding Company, LLC, J.G. Wentworth S.S.C., Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holdings, Inc., and DVL, Inc. for the purchase of residual interests in securitized portfolios. (Incorporated by refer- ence to DVL's Form 8-K dated May 9, 2001.)

10.16 Non-Negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $22,073,270 payable to the order of J.G. Wentworth S.S.C., Limited Partner- ship from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

10.17 Non-Negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $3,252,730 payable to the order of J.G. Wentworth S.S.C., Limited Partner- ship from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

10.18 Guaranty and Surety Agreement dated April 27, 2001 by and from DVL, Inc. in favor of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated May 9, 2001.)

10.19 Common Stock Warrant dated April 27, 2001. (Incorporated by Reference to DVL's Form 8-K dated May 9, 2001.)

10.20 Purchase Agreement, dated as of August 20, 2001, by and among J.G. Wentworth Receivables II LLC, Receivables II-B LLC, Receivables II-B Holding Company LLC, J.G. Wentworth S.S.C. Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holding, Inc. and DVL, Inc. for the purchase of residual in- terests in securitized portfolios. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

10.21 Non-Negotiable, Secured Purchase Money Promissory Note dated As of August 15, 2001 in the original principal amount of $7,931,560.00 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

10.22 Non-Negotiable, Secured Purchase Money Promissory Note dated as of August 15, 2001 in the original principal amount of $1,168,440.00 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

10.23 Guaranty & Surety Agreement dated as of August 20, 2001 by and from DVL, Inc. in favor of J.G. Wentworth S.S.C., Limited Part- nership. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

10.24 Pledge Agreement, dated as of August 20, 2001 by S2 Holdings, Inc. Inc. for the benefit of J.G. Wentworth S.S.C. Limited Partnership. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

10.25 Common Stock Warrant dated as of August 15, 2001. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

10.26 Client Service Agreement between the Company and Compensation Solutions, Inc. dated March 28, 2003 (Incorporated by reference to DVL's Form 10-Q for the quarter ended March 31, 2003.)

10.27 $1,450,000 Promissory Note issued by DVL, Inc. in favor of Pennsylvania Business Bank, dated April 28, 2004 (Incorporated by reference to
         Exhibit 10.1 to DVL's Form 10-Q for the quarter ended June 30, 2004.)

10.28 Loan Agreement between DVL, Inc. and Pennsylvania Business Bank dated April 28, 2004. (Incorporated by reference to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended June 30, 2004.)

*10.29 Promissory Note, dated December 28, 2004, issued by DVL Mortgage Holdings, LLC and DVL, Inc. in favor of Harleysville National Bank and Trust Company.

*10.30 Assignment Agreement, dated as of December 28, 2004, between Rumson Mortgage Holdings LLC and DVL Mortgage Holdings LLC, Inc.

*10.31 Loan Agreement, dated December 28, 2004, by and among Harleysville National Bank and Trust Company and DVL Mortgage Holdings LLC.

14. Code of Ethics for Senior Financial Officers and Principal Executive Officer. (Incorporated by reference to Exhibit 14 to DVL's Form 10-K for the year ended December 31, 2003.)

*21.     SUBSIDIARIES OF DVL.

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 301 of The Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management Compensatory Plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

                                   SIGNATURES

            Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                               DVL, INC.


Dated: March 31, 2005                          By: /s/ Alan E. Casnoff
                                                   -----------------------------
                                                   Alan E. Casnoff, President
                                                   and Chief Executive Officer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report to be signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----


/s/ Jay Thailer                 Executive Vice President and      March 31, 2005
-------------------------       Chief Financial Officer
Jay Thailer                     (Principal Financial and
                                Accounting Officer)


/s/ Alan E. Casnoff             Director, President and Chief     March 31, 2005
-------------------------       Executive Officer (Principal
Alan E. Casnoff                 Executive Officer)


/s/ Gary Flicker                Director                          March 31, 2005
-------------------------
Gary Flicker


/s/ Myron Rosenberg             Director                          March 31, 2005
-------------------------
Myron Rosenberg

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Financial Statements of DVL, Inc.
  And Subsidiaries and Report of Independent Registered Public Accounting Firm

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                   F - 1

Consolidated Balance Sheets - December 31, 2004 and 2003                  F - 3

Consolidated Statements of Operations for each of the
   years in the three year period ended December 31, 2004                 F - 5

Consolidated Statements of Shareholders' Equity for each
   of the years in the three year period ended
    December 31, 2004                                                     F - 7

Consolidated Statements of Cash Flows for each of the
   years in the three year period ended
    December 31, 2004                                                     F - 8

Notes to Consolidated Financial Statements                                F - 11

Schedule III - Real Estate and Accumulated Depreciation

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.

We have audited the accompanying consolidated balance sheet of DVL, Inc. and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DVL, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we audited the accompanying financial statement schedule listed under
Item 15. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


                                            /s/ Imowitz Koenig & Co., LLP
                                            -----------------------------

New York, New York
March 3, 2005

EISNER, LLP
100 Campus Drive
Florham Park, New Jersey 07932

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.
New York, New York

      We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of DVL, Inc. and subsidiaries as at December 31, 2003 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

EISNER, LLP
FLORHAM PARK, NEW JERSEY
February 25, 2004

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      December 31,
                                                                  ------------------
                                                                    2004       2003
                                                                  -------    -------
ASSETS

Residual interests in securitized portfolios                      $37,334    $36,662
                                                                  -------    -------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $21,397 for 2004 and $14,300 for 2003)     27,151     25,986

   Allowance for loan losses                                        2,386      2,386
                                                                  -------    -------

   Net mortgage loans receivable                                   24,765     23,600
                                                                  -------    -------

Cash and cash equivalents (including restricted cash of
   $176 and $172 for 2004 and 2003 respectively)                    2,768      2,176

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $589 for 2004 and $412 for 2003)                8,217      8,354

  Affiliated limited partnerships (net of allowance for
    losses of $448 and $476 for 2004 and 2003 respectively)           918      1,000

Net Deferred tax asset                                              1,998      1,814

Other assets                                                        1,103        982
Other assets of discontinued operations                               259        152
                                                                  -------    -------

Total assets                                                      $77,362    $74,740
                                                                  =======    =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                   December 31,
                                                               ---------------------
                                                                 2004         2003
                                                               --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes Payable - residual interests                         $ 32,648     $ 33,016

    Underlying mortgages payable                                 14,485       14,753
    Debt - affiliates                                             2,456        2,287
    Debt - other                                                  9,921        8,262
    Notes payable - litigation settlement                            --        1,093
    Redeemed notes payable - litigation settlement                  790          801
    Fees due to affiliates                                           44          218
    Line of credit                                                   --          168
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $16 for
      2004 and $18 for 2003)                                        518          397
    Liabilities of discontinued operations                           83           80
                                                               --------     --------

  Total liabilities                                              60,945       61,075
                                                               --------     --------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized -
       100 shares for 2004 and 2003, issued and outstanding
       100 shares for 2004 and 2003                                   1            1
     Preferred stock, $.01 par value, authorized 5,000,000
       shares for 2004 and 2003, issued and outstanding -
       0 shares for 2004 and 2003                                    --           --
     Common stock, $.01 par value, authorized -
       90,000,000 shares, issued and outstanding -
       38,315,466 shares for 2004 and 27,738,402 shares
       for 2003                                                     383          277
     Additional paid-in capital                                  97,632       96,464
     Deficit                                                    (81,599)     (83,077)
                                                               --------     --------

     Total shareholders' equity                                  16,417       13,665
                                                               --------     --------

     Total liabilities and shareholders' equity                $ 77,362     $ 74,740
                                                               ========     ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                         Year Ended December 31,
                                                    -------------------------------
                                                      2004        2003        2002
                                                    -------     -------     -------
Income from affiliates:
   Interest on mortgage loans                       $ 2,399     $ 2,645     $ 2,903
   Gain on satisfaction of mortgage loans               517         199         252
   Partnership management fees                          281         297         316
   Management fees                                      247         222         239
   Transaction and other fees from partnerships         229         133         293
   Distributions from partnerships                      147         134          84

Income from others:
   Interest income - residual interests               4,360       4,524       4,373
   Net rental income (including depreciation and
     amortization of $188 for 2004 and $187 for
     2003 and $123 for 2002                             553         575         405
   Gain on sale of real estate assets                    --         166          --
   Distributions from investments                       143          42          35
   Other income and interest                             50          45          38
                                                    -------     -------     -------

                                                      8,926       8,982       8,938
                                                    -------     -------     -------

Operating expenses:
   General and administrative                         1,465       1,660       1,514
   Asset Servicing Fee - NPO Management LLC             683         669         652
   Legal and professional fees                          254         236         335
   Loss on sale of real estate                           26          --          --
   Loss on redemption of notes payable                  114          22          71

Interest expense:
   Underlying mortgages                                 993       1,328       1,648
   Notes payable - residual interests                 2,542       2,796       2,771
   Affiliates                                           317         285         286
   Litigation Settlement Notes                          186         278         299
   Others                                               795         779         610
                                                    -------     -------     -------

                                                      7,375       8,053       8,186
                                                    -------     -------     -------

Income from continuing operations before income
  tax benefit                                         1,551         929         752

Income tax benefit                                      164         259         483
                                                    -------     -------     -------

Income from continuing operations                     1,715       1,188       1,235
                                                    -------     -------     -------

(Loss) income from discontinued operations -
   net of tax of $0 in all years                       (237)       (640)        156
                                                    -------     -------     -------

Net income                                          $ 1,478     $   548     $ 1,391
                                                    =======     =======     =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (continued)

                                                               Year Ended December 31,

                                                       2004               2003               2002
                                                       ----               ----               ----
Basic earnings per share:

  Income from continuing Operations              $          .06     $          .05     $          .05
  (Loss) income from discontinued operations               (.01)              (.03)               .01
                                                 --------------     --------------     --------------
  Net income                                     $          .05     $          .02     $          .06
                                                 ==============     ==============     ==============

Diluted earnings per share:

  Income from continuing operations              $          .03     $          .03     $          .03
  (Loss) income from discontinued operations               (.00)              (.01)               .00
                                                 --------------     --------------     --------------
  Net income                                     $          .03     $          .02     $          .03
                                                 ==============     ==============     ==============

Weighted average shares outstanding - basic          27,825,337         23,083,595         21,713,563
Effect of dilutive securities                        29,206,900         31,254,729         37,062,930
                                                 --------------     --------------     --------------

Weighted average shares outstanding - diluted        57,032,237         54,338,324         58,776,493
                                                 ==============     ==============     ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                                Preferred Stock            Common Stock         Additional
                                            -----------------------   -----------------------   Paid - In
                                              Shares       Amount       Shares       Amount       Capital      Deficit       Total
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance - January 1, 2002                          100   $        1   21,313,563   $      213   $   95,757   $  (85,016)  $   10,955

Issuance of common stock as compensation
   for services received                            --           --      400,000            4           28           --           32

Net income                                          --           --           --           --           --        1,391        1,391
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance - December 31, 2002                        100            1   21,713,563          217       95,785      (83,625)      12,378
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Effect of issuance and repricing of options         --           --           --           --           17           --           17

Issuance of common stock in connection
  with repayment of notes payable                   --           --    6,024,839           60          662           --          722

Net income                                          --           --           --           --           --          548          548
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance - December 31, 2003                        100            1   27,738,402          277       96,464      (83,077)      13,665
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net income                                          --           --           --           --           --        1,478        1,478

Effect of issuance of options                       --           --           --           --            5           --            5

Issuance of common stock in connection
  with repayment of notes payable                   --           --   10,577,064          106        1,163           --        1,269
                                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance - December 31, 2004                        100   $        1   38,315,466   $      383   $   97,632   $  (81,599)  $   16,417
                                            ==========   ==========   ==========   ==========   ==========   ==========   ==========

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2004       2003       2002
                                                  -------    -------    -------
Cash flows from operating activities:

Continuing operations:
Income from continuing operations                 $ 1,715    $ 1,188    $ 1,235
 Adjustments to reconcile income to net cash
   provided by (used in) operating activities
   from continuing operations
 Interest income accreted on residual interests      (467)      (557)      (477)
 Accrued interest added to indebtedness               286        203        242
  Gain on satisfactions of mortgage loans            (517)      (199)      (252)
  Loss on redemption of notes payable                 114         22         71
  Issuance and repricing of options                     5         17         --
  Loss (gain) on sale of real estate assets            26       (166)        --
  Depreciation                                        188        197        127
  Amortization of unearned interest on               (502)      (380)      (257)
    loans receivable
  Impairment on real estate                           100         --         --
  Imputed interest on notes                           185        278        300
  Stock issued for services received                   --         --         32
  Net increase in deferred tax asset                 (184)      (367)      (397)
  Net (increase) decrease in prepaid                 (121)      (208)       382
    financing and other assets
  Net increase (decrease) in accounts payable,        121        181       (743)
    Security deposits and accrued liabilities
  Net decrease in fees due to affiliates             (174)      (355)      (355)
  Net increase in deferred income                      --         --          1
                                                  -------    -------    -------
  Net cash provided by (used in) continuing
     operations                                       775       (146)       (91)
                                                  -------    -------    -------
Discontinued operations:
  (Loss) income from discontinued operations -       (237)      (640)       156
    net of tax
   Adjustment to reconcile (loss) income to net
    cash (used in) provided by discontinued
    operations
   Depreciation                                        20         --         --

    Impairment on real estate lease interests         100        762         --
    Amortization of real estate interests              --         83        135
    Net decrease in assets and
     liabilities of discontinued operations          (230)        --         --
                                                  -------    -------    -------
    Net cash (used in) provided by discontinued
     operations                                      (347)       205        291
                                                  -------    -------    -------
    Net cash provided by operating activities         428         59        200
                                                  -------    -------    -------

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                       Year Ended December 31,
                                                    -----------------------------
                                                      2004       2003       2002
                                                    -------    -------    -------
Cash flows from investing activities:

Continuing operations:
Collections on residual interests                   $     3    $     7    $    41
Collections on loans receivable                       3,316      4,408      3,255
Investments in loans receivable                      (1,600)        --         --
Real estate acquisitions and capital improvements       (94)       (82)      (341)
Proceeds from sale of real estate                       174        461         --
Proceeds from insurance settlement                       38         --         --
Net decrease in affiliated limited partnership
  interests and other investments                        82         66         13
                                                    -------    -------    -------
    Net cash provided by investing operations         1,919      4,860      2,968
                                                    -------    -------    -------

Cash flows from financing activities:

   Proceeds from new borrowings                       2,349        283        400
   Principal payments on debt                        (1,098)      (958)      (736)
   Payments on underlying mortgages payable          (2,419)    (4,016)    (2,827)
   Payments on notes payable - residual interests      (576)      (400)      (397)
   Payments related to debt redemptions                 (11)       (25)      (222)
                                                    -------    -------    -------

   Net cash used in financing activities             (1,755)    (5,116)    (3,782)
                                                    -------    -------    -------

Net increase (decrease) in cash                         592       (197)      (614)
Cash, beginning of year                               2,176      2,373      2,987
                                                    -------    -------    -------

Cash, end of year                                   $ 2,768    $ 2,176    $ 2,373
                                                    =======    =======    =======

Supplemental disclosure of cash flow Information:

Cash paid during the year for interest              $ 4,318    $ 4,968    $ 5,174
                                                    =======    =======    =======

Cash paid for income taxes                          $    86    $   100    $    --
                                                    =======    =======    =======

See notes to consolidated financial statements.

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                          Year Ended December 31,

                                                        2004         2003         2002
                                                     ---------    ---------    ---------
Supplemental disclosure of non-cash investing and
  financing activities:

  Net reduction of notes payable - debt repayments
    with common stock                                $   1,155    $     722    $     436
                                                     =========    =========    =========

  Residual interests in securitized portfolios -
    Increase (decrease)                              $     208    $      --    $  (1,231)
                                                     =========    =========    =========

  Notes payable - residual interests -
    Increase (decrease)                              $     208    $      --    $  (1,231)
                                                     =========    =========    =========

  Foreclosure on mortgage loan receivable
    Collateralized by real estate                    $     289    $     300    $     416
                                                     =========    =========    =========

  Purchase of real estate with debt financing        $      --    $      --    $   3,968
                                                     =========    =========    =========

  Foreclosure on mortgage loan receivable and
    underlying note payable by third party lender    $      --    $     622    $      --
                                                     =========    =========    =========

  Increase in debt - affiliates relating to
    extension fee                                    $      --    $      25    $      --
                                                     =========    =========    =========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1. Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has eight 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), Delborne Land Company, LLC ("Delborne"), S2 Holdings, LLC ("S2"), DVL Mortgage Holdings, LLC ("DMH") Delbrook Holdings, LLC ("Delbrook"), Delaware Valley Heart Smart, LLC ("DVHS"), and National Medical Training Associates, LLC ("NMTA") all of which are consolidated for accounting purposes. DVL does not consolidate any of the various partnerships (the "Affiliated Limited Partnerships") in which it holds the general partner and limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) (the "Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements of the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships on a cost basis with the cost basis adjusted for impairments, if any. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

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

c. INCOME RECOGNITION: Interest income is recognized on the effective interest method for the residual interest and all performing loans. The Company stops accruing interest once a loan becomes non-performing. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on restructured loans are recorded as the payments are received. The following table presents details of the impaired loan portfolio at December 31, 2004 and 2003.

                                                             2004         2003
                                                           --------     --------

Mortgage loans receivable                                  $     --     $     --
Underlying loans                                                 --           --
Allowance for loan losses                                        --           --
Unearned interest                                                --           --
                                                           --------     --------
Net realizable value                                       $     --     $     --
                                                           ========     ========

Average impaired loan portfolio                            $     --     $    392
                                                           ========     ========

The Company recognized no interest income on its impaired loan portfolio during the years ended December 31, 2004, 2003 and 2002.

Rental income is recognized in income as rent under the related leases becomes due. DVL records contingent rents in the period in which the contingency is resolved. Management and transaction fees are recognize as earned. Distributions from investments are recorded as income when the amount to be received can be estimated and collection is probable.

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

      For the Company's mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership plus an estimated residual value at the end of the primary term of the leases. The value of partnership properties which are not subject to percentage rents was based upon market research of current market value rents and sale prices of similar properties. Management believes that generally, the values of such properties have not changed as the tenants, lease terms and timely payment of rent have not changed. When any such changes have occurred, management revalues the property as appropriate. Management evaluates and updates such valuations periodically, and considers changes in the status of the existing tenancy in such evaluations.

      Allowances related to the Company's investments in Affiliated Limited Partnerships are adjusted quarterly based on Management's estimate of their realizable value.

e. REAL ESTATE: Land, buildings and equipment are stated at cost. Depreciation is provided by charges to operations on a straight-line basis over their estimated useful lives (5 to 40 years).

f. PREPAID FINANCING: Prepaid financing costs are deferred and amortized over the term of the respective debt using the effective interest rate method. Prepaid financing costs on interest only loans are amortized using the straight-line method over the term of the financing and are included in other assets.

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

h. RESTRICTED CASH: As of December 31, 2004 and 2003, DVL had restricted cash of $176, and $172, respectively. The restricted cash at December 31, 2004 and 2003, represents monies owed to the settlement fund.

i. FEDERAL INCOME TAXES: DVCC, PSC, RH, Del Toch, S2, DMH, DVHS, NMTA, Delbrook and Delborne are included in DVL's consolidated federal income tax return.

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

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2004, 2003 and 2002:

                                                          2004                                   2003
                                         -----------------------------------    -----------------------------------
                                                        Weighted       Per                     Weighted       Per
                                             Net         Average      Share         Net         Average      Share
                                           Income        Shares       Amount      Income        Shares       Amount
                                         ----------    ----------    -------    ----------    ----------    -------
Basic EPS, Net income available to       $    1,478    27,825,337    $   .05    $      548    23,083,595    $   .02
common stockholders                                                  =======                                =======

Effect of litigation settlement notes           186    10,149,040                      278    12,794,117

Effective of dilutive stock options              --    19,057,860                       --    18,460,612
and warrants                             ----------    ----------               ----------    ----------

Diluted EPS, Net income available to     $    1,664    57,032,237    $   .03    $      826    54,338,324    $   .02
common stockholders                      ==========    ==========    =======    ==========    ==========    =======

                                                          2002
                                         -----------------------------------
                                                        Weighted       Per
                                             Net         Average      Share
                                           Income        Shares       Amount
                                         ----------    ----------    -------
Basic EPS, Net income available to       $    1,391    21,713,563    $   .06
common stockholders

Effect of litigation settlement notes           299    15,478,297

Effective of dilutive stock options              --    21,584,633
and warrants                             ----------    ----------

Diluted EPS, Net income available to     $    1,690    58,776,493    $   .03
common stockholders                      ==========    ==========    =======

      At December 31, 2004, 2003, and 2002, stock options and warrants excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 4,068,131, 4,008,131, and 3,983,131 thereby resulting in an anti-dilutive effect.

      Stock based compensation: SFAS 123 and SFAS 148 allow companies to either expense the estimated fair value of stock options or to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25" and related interpretations) but disclose the pro forma effects on net income had the fair value of the options been expensed. Prior to 2004, the Company accounted for stock based compensation under the recognition and measurement provisions of APB 25. For 2004, the Company adopted the fair value recognition pro- visions of SFAS 123 prospectively to all employee awards granted, modified or settled after the adoption.

      Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Such information has been determined as if DVL has accounted for its employee stock options under the fair value method of that statement for all years presented. The effect of applying SFAS No. 123 on 2003 and 2002 pro forma net income is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for DVL's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, DVL's net income in 2004, 2003, and 2002 would have been approximately as follows:

                                                        December 31,
                                           ------------------------------------
                                              2004          2003         2002
                                           ---------     ---------    ---------

Reported net income                        $   1,478     $     548    $   1,391
Stock based compensation included
  in net income                                    5            17          -0-
Proforma and actual stock based
  options                                         (5)          (21)          (4)
                                           ---------     ---------    ---------

Proforma net income                        $   1,478     $     544    $   1,387
                                           =========     =========    =========
Earnings per share as reported:
   Basic                                   $    0.05     $    0.02    $    0.06
                                           =========     =========    =========
   Diluted                                 $    0.03     $    0.02    $    0.03
                                           =========     =========    =========

Proforma earnings per share:
   Basic                                   $    0.05     $    0.02    $    0.06
                                           =========     =========    =========
   Diluted                                 $    0.03     $    0.02    $    0.03
                                           =========     =========    =========

k. FAIR VALUE OF FINANCIAL INSTRUMENTS: As disclosed in Note 3, DVL's loan portfolio is valued based on the value of the underlying collateral. As all loans are either receivables from Affiliated Limited Partnerships or are collateralized by interests in Affiliated Limited Partnerships, it is not practical to estimate fair value of the loans. Due to the nature of the relationship between the Affiliated Limited Partners and DVL's general partner interest in the Affiliated Limited Partnerships and the authority of the Oversight Committee, the amount at which the loans and underlying mortgages could be exchanged with third parties is not reasonably determinable, as any such estimate would have to consider the intention of the Oversight Committee, the amounts owed, if any, to DVL for its interests in the Affiliated Limited Partnerships and any transaction fees to which DVL might be entitled. See Note 2 for discussions on residual interests.

      Financial instruments held by the Company include cash and cash equivalents, receivables, and accounts payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature.

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

m. RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 2004 presentation, including the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

n. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with original purchase maturity dates of three months or less to be cash equivalents.

o. CONCENTRATION OF CREDIT RISK: Substantially all of the Company's cash and cash equivalents consist of money market mutual funds which invest in U.S. Treasury Bills and repurchase agreements with original maturity dates of three months or less.

      The Company maintains cash with several banking institutions, which amounts at times exceeds federally insured limits.

p. RECENTLY ISSUED ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record noncash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. For public entities that do not file as small business issuers SFAS No. 123R is effective as of the beginning of the first interim or annual period that begins after June 15, 2005. The Company has adopted SFAS No. 123R during fiscal 2004. The adoption of SFAS No. 123R did not have a material effect on the Company's consolidated financial statements. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Company's consolidated financial statements.

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

      The Company purchased the above interests for an aggregate purchase price of $35,791, including costs of $1,366, which included the issuance of warrants, valued at $136, for the purchase of 3 million shares of the common stock of DVL, exercisable until 2011 at a price of $.20 per share, and investment banking fees to an affiliate aggregating $900. The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2 in the aggregate amount of $34,425. The Notes Payable - residual interests balances were $32,648 and $33,016 as of December 31, 2004 and 2003, respectively. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2004 was $3,312. Payments, if any, due under this guaranty are payable after August 15, 2020.

      In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through December 31, 2004, the residual interests in securitized portfolios and the notes payable were decreased by approximately $328 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

      The following table reconciles the initial purchase price with the carrying value at December 31, 2004:

Initial purchase price                                                 $ 35,791
Adjustments to purchase price                                              (328)
Principal payments                                                          (51)
Accretion                                                                 1,922
                                                                       --------
                                                                       $ 37,334
                                                                       ========

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

* Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2016 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2004 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

Carrying value of residual interests                                    $37,334
Fair value of residual interest                                         $37,334
Weighted-average life (in years)                                            9.2
Expected credit losses                                                      4.6%
  Impact on fair value of 10% adverse change                                508
  Impact on fair value of 20% adverse change                              1,118
Discount rate                                                             12.14%
  Impact on fair value of 10% adverse change                              2,644
  Impact on fair value of 20% adverse change                              5,001

Those sensitivities are hypothetical and should be used with caution. Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

The fair value of the Notes Payable - residual interests is not practical to estimate as they are non-negotiable promissory notes.

3. Mortgage Loans Receivable and Underlying Mortgage Payable

      Virtually all of DVL's loans receivable arose out of transactions in which Affiliated Limited Partnerships purchased commercial, office and industrial properties which were typically leased on a long-term basis to unaffiliated creditworthy tenants. Each mortgage loan is collateralized by a lien, primarily subordinate to senior liens, on real estate owned by the Affiliated Limited Partnership. DVL's loan portfolio is comprised of long-term wrap-around and other mortgage loans due from Affiliated Limited Partnerships; and loans due from limited partners collateralized by their interests in Affiliated Limited Partnerships ("Partners' Notes").

      DVL's mortgage portfolio included 23 and 20 mortgage loans with net carrying values of $24,376 and $22,095 as of December 31, 2004 and 2003, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

      DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates ranging from 6.53% and 14.0% and require principal and interest payments solely from the proceeds of the wrap-around mortgages receivable.

      The Limited Partnership Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 14.37% per annum, aggregating net carrying values of $4,781, and $4,979 subject to underlying mortgages of $1,710, and $2,199, at December 31, 2004 and 2003, respectively, and original maturity dates through 2028.

      In addition, at the time of the settlement, the terms of the loans to Kenbee collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partners bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2004 and 2003 the modified loans due directly from the Affiliated Limited Partnerships aggregated net carrying values of $11,772 and $13,804, and subject to underlying mortgages of $8,379, and $9,883, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $341, $387, and $329, for 2004, 2003, and 2002, respectively.

      DVL's mortgage and other loans due from Affiliated Limited Partnerships and limited partners are as follows:

                                                                                2004
                                                         ----------------------------------------------------
                                                                                    Accrued         Allowance
Mortgage Loans Due From Affiliated Limited                                          Interest        For Loan
Partnerships                                              Number of        Loan     Included in      Losses
  (Dollar Amounts in Thousands)                             Loans        Balance    Loan Balance    (Note 4)
                                                         ----------    ----------    ----------    ----------
Long-term wrap-around mortgage loans ranging from                17    $   33,576    $       28    $      397
$318 to $4,955 in 2004 and from $339 to $3,028 in
2003 maturing at various dates through May 2029 (a)

Other long-term mortgage loan of $1,212 in 2004                   1         1,212            --            --
and $1,253 in 2003 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                   11        13,760            --         1,989
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $650 to $2,196 in
2004 and from $285 to $2,282 in 2003 maturing at
various dates through January 2030 (c)
                                                         ----------    ----------    ----------    ----------
Total mortgage loans                                             29        48,548            28         2,386

Loans Collateralized By Limited Partnership Interests

Loans ranging from $1 to $178 in 2004 and from $1                17           230            --           195
to $48 in 2003 in default (d) Included in other
assets

Due from affiliated partnerships

Advances and Other                                                6           128            --            --
                                                         ----------    ----------    ----------    ----------
Total loans receivable                                           52        48,906    $       28    $    2,581
                                                         ==========                  ==========
Less unearned interest on partnership mortgage                             21,397
loans                                                                  ----------

Net loans receivable                                                   $   27,509
                                                                       ==========

Underlying mortgages ranging from $9 to $2,182 in                      $   14,485
2004 and from $9 to $2,268   in 2003 maturing at                       ==========
various dates through 2011

                                                                                 2003
                                                         ----------------------------------------------------
                                                                                      Accrued      Allowance
Mortgage Loans Due From Affiliated Limited                                            Interest      For Loan
Partnerships                                              Number of       Loan      Included In      Losses
  (Dollar Amounts in Thousands)                             Loans        Balance    Loan Balance    (Note 4)
                                                         ----------    ----------    ----------    ----------
Long-term wrap-around mortgage loans ranging from                14    $   23,240    $       36    $      397
$318 to $4,955 in 2004 and from $339 to $3,028 in
2003 maturing at various dates through May 2029 (a)

Other long-term mortgage loan of $1,212 in 2004                   1         1,253            --            --
and $1,253 in 2003 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                   13        15,793            --         1,989
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $650 to $2,196 in
2004 and from $285 to $2,282 in 2003 maturing at
various dates through January 2030 (c)
                                                         ----------    ----------    ----------    ----------
Total mortgage loans                                             28        40,286            36    $    2,386

Loans Collateralized By Limited Partnership Interests

Loans ranging from $1 to $178 in 2004 and from $1                18           255            --           215
to $48 in 2003 in default (d) Included in other
assets

Due from affiliated partnerships

Advances and Other                                                7           103            --            --
                                                         ----------    ----------    ----------    ----------
Total loans receivable                                           53        40,644    $       36    $    2,601
                                                         ==========                  ==========
Less unearned interest on partnership mortgage                             14,300
loans                                                                  ----------

Net loans receivable                                                   $   26,344
                                                                       ==========

Underlying mortgages ranging from $9 to $2,182 in                      $   14,753
2004 and from $9 to $2,268   in 2003 maturing at                       ==========
various dates through 2011

Activity on all collateralized loans is as follows:

                                               2004         2003          2002
                                             --------     --------     --------

                                                       (in thousands)

Balance, beginning of year                   $ 40,541     $ 47,058     $ 51,830
Investments in loans receivables               11,350           --           --
Collections on loans to affiliates             (2,828)      (3,829)      (3,255)
Loans written-off and written down               (285)      (2,688)      (1,517)
                                             --------     --------     --------
Balance, end of year                         $ 48,778     $ 40,541     $ 47,058
                                             ========     ========     ========

Unearned interest activity is as follows:

                                               2004         2003         2002
                                             --------     --------     --------

                                                       (in thousands)

Balance, beginning of year                   $ 14,300     $ 15,579     $ 15,908
Additional unearned interest in
  connection with new loans receivable          7,599           --           --
Amortization to income                           (502)        (380)        (257)
Decrease in connection with the satis-
   faction or write-off of loans                   --         (899)         (72)
                                             --------     --------     --------

Balance, end of year                         $ 21,397     $ 14,300     $ 15,579
                                             ========     ========     ========

      (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $6,105 in 2004 and $4,870 in 2003 which bear interest at rates ranging from 6.66% to 13.00% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through January 2019 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

      (b) DVL's other long-term mortgage loan, exclusive of its wrap-around mortgages, is collateralized by one first mortgage aggregating $1,212 at December 31, 2004 and $1,253 at December 31, 2003, respectively. This loan matures August 2021, bears interest at an effective rate of 6% per annum and is collateralized by a first mortgage on a commercial property. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $44 in 2005, $46 in 2006, $49 in 2007, and $52 in 2008 and $55 in 2009 and $966 thereafter.

      (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through January 2030. The wrap-around loans are subject to senior loans of $8,379 in 2004 and $9,883 in 2003, which bear interest at rates ranging from 6.69% to 14% per annum, are payable to unaffiliated lenders, mature on various dates through December 2019 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

      (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such Partners' Notes. The majority of these loans were non-performing at December 31, 2004 and 2003. These assets are included in other assets on the Consolidated Balance Sheet.

4. Allowance for Losses

Allowance for loan loss activity is as follows:

                                                            2004          2003
                                                          -------       -------

                                                              (in thousands)

Balance, beginning of year                                $ 2,601       $ 3,085
Loans satisfied, written-off or written down                  (20)         (484)
                                                          -------       -------

Balance, end of year                                      $ 2,581       $ 2,601
                                                          =======       =======

5. Investments

      Real Estate

      The Company currently owns (or disposed of during the current year) the following properties:

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

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $67.

(4) During the quarter ended September 30, 2004, the Company sold the vacant 32,000 square foot former Ames Department Store. The Company recognized a loss of $16 from the sale. During the quarter ended March 31, 2004 an impairment expense of $100 was recorded relating to this property.

(5) The Company also operated an industrial property in Bogota, NJ under a master lease. Due to vacancies at the property and difficulties arranging a sale of the property, the Company had written down the value of the master lease by $762 and $100 during the years ended December 31, 2003 and 2004, respectively, to its estimated net realizable value of $-0- at December 31, 2004.

      In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space in Bogota, then DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $259 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

Summary of Real Estate Holdings:

                                                           2004            2003
                                                          ------          ------

Land                                                      $1,287          $1,276
Buildings                                                  7,217           7,282
Improvements                                                 302             208
                                                          ------          ------
Subtotal                                                   8,806           8,766
Less: Accumulated depreciation                               589             412
                                                          ------          ------
    Total                                                 $8,217          $8,354
                                                          ======          ======

      Affiliated Limited Partnerships

      DVL acquired various interests in Affiliated Limited Partnerships pursuant to the Terms of certain settlement agreements and through purchases. Allowances are adjusted quarterly based on Management's estimate of the realizable value. During 2004, 2003 and 2002, DVL recorded income of $147, $134 and $84, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                           2004           2003
                                                         -------        -------

                                                             (in thousands)

Balance, beginning of year                               $ 1,000        $ 1,066
Various interests acquired through
  purchases and foreclosed partner notes                      --             15
Distributions received from partnerships                    (245)          (255)
Income from partnerships                                     147            134
Change in reserves, net of write-offs                         16             40
                                                         -------        -------

Balance, end of year                                     $   918        $ 1,000
                                                         =======        =======

      At December 31, 2004, all of DVL's investments in Affiliated Limited Partnerships are pledged to secure its indebtedness (Note 6).

      Other Investments

      In connection with the 1993 Litigation Settlement with three related partnerships that did not participate in the Limited Partner Settlement, DVL received limited partnership interest in three partnerships. These partnerships' sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three related partnerships. These investments, which are carried on the equity basis, are currently being carried at $-0-.

6. Debt, Loans Payable Underlying Wrap-around Mortgages and Line of Credit

      DVL's debt is comprised of the following loans payable:

                                                               2004        2003
                                                             -------     -------

                                                                (in thousands)

Loan collateralized by real estate bearing interest
  at 7.5% per annum.  Monthly payments are interest
  only, maturing September, 2005                             $ 4,529     $ 4,534
Loan collateralized by real estate bearing interest
  at 7.50% per annum with a balloon payment due
  June, 2008 of $2,285                                         2,535       2,610
Loan to purchase existing mortgages, self-amortizing
  and bearing interest at 8.25% per annum, maturing
  June, 2006                                                      --         225
Loans collateralized by commercial mortgage loans
  and real estate bearing interest at prime plus
  1.5% per annum maturing May, 2009                            1,198         434
Loans collateralized by commercial mortgage loans
  and real estate bearing interest at prime plus
  1.5% per annum maturing November, 2006                         259         459
Loan to purchase existing mortgages annual principal
  payments of $50, bearing interest at prime plus
  .5% per annum with a balloon payment due 1/31/09
  of $1,200                                                    1,400          --
                                                             -------     -------
                                                               9,921       8,262

Loan from affiliate collateralized by commercial
  mortgages and real estate bearing interest at
  12% per annum, maturing January 2006 (1)                     2,456       2,287
                                                             -------     -------

Total debt                                                   $12,377     $10,549
                                                             =======     =======

(1) The Company's obligations under this loan from Blackacre Capital Group, L.P. ("BCG") (the "BC Loan") are secured by substantially all of the assets of the Company. The BC Loan is senior to all indebtedness of the Company other than indebtedness to NPO Management LLC ("NPO"), and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre (an affiliate of BCG and Stephen Feinberg) in connection therewith, is approximately 14% per annum. Interest payable in connection with the BC Loan will be deferred until the Company satisfies all of its obligations owning to NPO. However, the Company is required to pay principal payments of 15% of all proceeds that would otherwise be remitted to NPO, to Blackacre. Thereafter, interest and principal will be paid from 100% of the proceeds then available to the Company from the mortgage collateral held as security for the BC Loan.

      The aggregate amount of debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                                      Loans Payable
                                                     Underlying Wrap
                                 Debt               Around Mortgages
                              --------              ----------------

                                        (in thousands)

            2005              $  5,108                $   2,570
            2006                 2,995                    2,743
            2007                   437                    2,947
            2008                 2,637                    2,216
            2009                 1,200                    1,094
         Thereafter                 --                    2,915
                              --------                 --------
                              $ 12,377                 $ 14,485
                              ========                 ========

      Line of Credit:

      The Company obtained an unsecured line of credit on December 15, 2002 for $500 with an interest rate of prime plus one percent per annum which terminated December 15, 2003. The line of credit was then renewed for one month and expired on January 14, 2004. On January 14, 2004, the line of credit was renewed again under the same terms with an expiration date of January 14, 2005. In July 2003, the Company borrowed $283 on the line of credit in order to pay off an underlying mortgage liability. The balance outstanding at December 31, 2004 was $-0-. In March 2005, the Company converted the line of credit to a three year term loan of $500. The proceeds, when received by the Company, will be used to pay down higher interest rate debt.

      7. Notes Payable - Litigation Settlement/Redemptions

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

      To date, the Company has sent redemption letters ("Redemptions") to note holders who held Notes that aggregated approximately $1,161 offering to pay the notes in cash at the face value plus accrued interest of approximately $49. As of December 31, 2004, $420 has been paid and the remaining $790 payable is reflected as a non-interest bearing liability.

      In October 2003 and December 2004, in accordance with the formula set forth in the Notes, the Company redeemed approximately $750 and $1,171 face value of Notes ($673 and $1,097 carrying value) by issuing 6,024,839 and 10,577,064 shares of Common Stock, respectively. As a result of the redemptions, all obligations under the Notes have been satisfied.

      8. Transactions with Affiliates

      The members of the Millennium Group (defined below), the Pembroke Group (defined below), and the Florida Group (defined below) are affiliates of NPM Capital, LLC ("NPM"). Keith B. Stein, the special purpose director of the Company is an affiliate of NPM and a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millennium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group ("Pembroke Group") is owned and controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millennium Group ("Millennium Group") is owned and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the company's Common Stock. The members of the Florida Group ("Florida Group") are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in the SIII Associates Limited Partnership and Third Addison Park Corporation). Blackacre and its affiliates are beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

A. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2, a monthly deferred fee of approximately $7, and an annual incentive fee if certain levels of profitability are attained. The Company recorded fees of $196, $152, and $154 in 2004, 2003 and 2002 which included incentive fees of $94, $50, and $52, respectively.

B. The Millennium Group, an affiliate of NPO, received approximately $23, $30, and $37 for 2004, 2003, and 2002, respectively representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2004, 2003, and 2002, the Company paid or accrued fees of $108, $125, and $108, to the Millennium Group and $-0- to the Pembroke Group, respectively, and in 2002 issued a total of 400,000 shares of Common Stock, valued at $32, to the Pembroke Group and the Millennium Group for additional services rendered to the Company outside the scope of the Asset Servicing Agreement. The additional services included advice relating to the redemption and exchange of Notes.

In connection with the sales of property owned by Affiliated Limited Partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $13, $39, and $37, from various Affiliated Limited Partnerships in 2004, 2003, and 2002, respectively.

C. Interest expense on amounts due to affiliates was as follows:

                                                 2004         2003         2002
                                               -------      -------      -------

Blackacre Capital Group, L.P.                  $   311      $   280      $   281
NPO                                                  6            5            5
                                               -------      -------      -------
                                               $   317      $   285      $   286
                                               =======      =======      =======

D. In connection with the acquisitions of residual interests, affiliates of NPO and the special director of the Company, were being paid investment banking fees of $900 for their services including the origination, negotiation and structuring of the transactions. As of December 31, 2004, the fee was paid in full. The fee was calculated as approximately 2% of the expected cash flow to be received over the life of the assets. The affiliates of NPO are Lawrence J. Cohen and Jay Chazanoff, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock and Keith B. Stein who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock and the special purpose director of the Company.

E. The Company recorded fees to NPO of $683, $669, and $652, under the Asset Servicing Agreement for 2004, 2003, and 2002, respectively, plus other expenses of $5, $5, and $10, respectively in each year. During 2004, 2003, and 2002 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

F. Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). This agreement may be terminated with 30 days notice by either party. The Company receives an incentive fee of 25% of the profits, as defined in the agreement, after all the partners of the partnership have earned a specified return. For 2004, 2003, and 2002, the Company received compensation under such agreement equal to $-0-.

G. The Company has received fees pursuant to a service agreement with another limited partnership whose general partner is Lawrence J. Cohen, to render certain accounting and administrative services. As compensation, the Company receives expense reimbursement of $4 per month. For 2004, 2003, and 2002, the Company received aggregate annual compensation under such agreement of $0, $24, and $48, respectively.

H. The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2004, 2003, and 2002, the Company received compensation equal to $27 under such arrangement.

I. The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. During each of 2004, 2003, and 2002, the Company received aggregate compensation of $24.

J. The Philadelphia, Pennsylvania, law firm of Klehr, Harrison, Harvey, Brazenburg & Ellers ("Klehr"), of which Alan E. Casnoff, a director of the Company, is of counsel, has acted as counsel to the Company since July 1999. [Legal fees for services rendered by Klehr to the Company during 2004 did not exceed 5% of the revenues of such firm for its most recent fiscal year.] During 2004, 2003, and 2002, the Company and the Affiliated Limited Partnerships paid Klehr $17, $31, and $36, respectively, for legal services.

K. Opportunity Fund

      In April 1998, DVL, an affiliate of Blackacre and affiliates of NPO entered into a certain Agreement Among Members (the "Opportunity Agreement"), providing for an arrangement (the "Opportunity Fund"), pursuant to which entities would be formed, from time to time, to enter into certain transactions involving the acquisition of limited partnership interests in the assets of, or mortgage loans to, affiliated limited partnerships or other assets in which the Company has an interest. The Opportunity Fund was dissolved at the end of 2004.

      In March 2004, the Opportunity Fund was satisfied on a wrap mortgage of an Affiliated Limited Partnership and after such sale held three wrap mortgages of Affiliated Limited Partnership. DVL received proceeds from the transaction of approximately $84. In December 2004 a wholly-owned subsidiary of DVL purchased the remaining three mortgages owned by the Opportunity Fund for $2,000. During 2004 DVL was paid approximately $484 by the Opportunity Fund. During 2003 and 2002, DVL did not receive any payments from the investments by the Opportunity Fund.

9. Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities

      Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) in the years 2003 through 2012 subject to certain adjustments. The adjustments to DVL's net income were significant enough that no amounts were accrued for 2004, 2003, and 2002.

      During 2004, 2003, and 2002, the Company expensed approximately $275, $236, and $217, respectively, for amounts due to the fund based on cash flow on mortgage loans of which approximately $-0-, $2, and $-0-, respectively, was accrued at year end. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

      DVL leases premises comprising approximately 5,600 square feet. The lease for such office space is due to expire on January 31, 2008. The base rent is $216 per annum, plus real estate and operating expense escalation clauses. Net rent expense was $221, $219, and $221, in 2004, 2003, and 2002, respectively.

      The future minimum rentals during the next four years is as follows:

                       2005                     $  216
                       2006                        216
                       2007                        216
                       2008                         18
                                                ------
                                                $  666
                                                ======

      DVL is a limited recourse guarantor on debt of approximately $2,242 which is secured solely by DVL's interest in the property securing such debt. DVL's interest in the property is carried at zero on the financial statements.

      The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $56 through May 2008 with cost of living increases, aggregating $683, $669, and $652 in 2004, 2003, and 2002.

      In connection with the Exchange Agreement with Blackacre Bridge Capital, LLC ("BBC" an affiliate of BCG), if at any time after December 31, 2005, BBC is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then BBC shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by BBC would have an aggregate market value of not more than $1,000.

10. Shareholders' Equity

Preferred and Common Stock

      The 100 shares of issued preferred stock carry no specified dividends but do receive any preferred stock dividend approved by the Board. To date, no dividend has been authorized by the Board. On liquidation, the preferred stock is paid at face value before the common stock.

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

Stock Option Plans

      The weighted-average fair value at date of grant for options granted during the years ended December 31, 2004, 2003, and 2002 was $.11, $.09, and $.12, per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                                   December 31,
                                  ---------------------------------------------

                                       2004            2003             2002
                                  -------------   -------------   -------------

Risk-free interest rates          4.13% - 4.14%   3.77% - 3.77%   3.87% - 3.87%
Expected option life in years               10          4 - 10              10
Expected stock price volatility             85%             85%             85%
Expected divided yield                       0%              0%              0%

      DVL's 1996 Stock Option Plan, as amended (the "Plan") provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to directors, officers and key employees of DVL. It includes automatic grants of 15,000 options to individuals upon their becoming non-employee directors, as well as annual grants of 15,000 options to each non-employee director.

      All options are non-qualified stock options.

      As of December 31, 2004 and 2003, there were outstanding 1,603,131 and 1,558,131 ten year options, respectively. Under the Plan, the Company had 896,869 and 941,869 shares of common stock remaining under the Plan for future grants of stock options as of December 31, 2004 and 2003, respectively.

      The following table summarizes the activity under the Plan:

                                        2004                          2003                          2002
                              ------------------------      ------------------------      ------------------------
                                              Weighted                      Weighted                      Weighted
                                               Average                       Average                       Average
                                              Exercise                      Exercise                      Exercise
                                Shares          Price         Shares          Price         Shares          Price
                              ---------      ---------      ---------      ---------      ---------      ---------
Options outstanding at
  Beginning of Year           1,558,131      $    0.17      1,503,131      $    0.17      1,473,131      $    0.17
Granted                          45,000           0.11        180,000           0.14         30,000           0.14
Cancelled                            --             --        125,000           0.15             --             --
                              ---------      ---------      ---------      ---------      ---------      ---------

Options Outstanding at
  End of Year                 1,603,131      $    0.17      1,558,131      $    0.17      1,503,131      $    0.17
                              =========      =========      =========      =========      =========      =========

Options Exercisable at
  End of Year                 1,603,131      $    0.17      1,558,131      $    0.17      1,503,131      $    0.17
                              =========      =========      =========      =========      =========      =========

                          Year Ended December 31, 2004

                             Options Outstanding                                         Options Exercisable
---------------------------------------------------------------------------        -----------------------------
                                                                   Weighted
                                              Weighted             Average                              Weighted
  Range of                                    Average             Remaining                              Average
  Exercise                                    Exercise             Life In                              Exercise
   Price                 Shares                Price                Years             Shares              Price
  --------               ------               --------            ---------           ------            --------
$.08 - 0.12              460,000              $  0.09                5.67             460,000           $   0.09
 .13 - 0.19              295,000                 0.15                4.84             295,000               0.15
 .20 - 0.22              848,131              $  0.21                2.14             848,131               0.21
                       ---------              -------               -----           ---------           --------

      TOTAL            1,603,131              $  0.17                3.65           1,603,131           $   0.17
                       =========              =======               =====           =========           ========

Warrants and Notes Redeemable in Stock

      During 2001, the Company, in connection with the purchase of the residual interests issued warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.20 per share which expires as follows: warrant for 2,000,000 shares - February 2011; warrant for 1,000,000 shares - August 2011.

      On October 10, 2003 the Company gave notice of redemption to holders of approximately $750 principal amount of Notes. Pursuant to such notice, such holder's of Notes were redeemed for an aggregate of approximately 6,025,000 shares of Common Stock. On December 29, 2004 the Company redeemed the remaining $1,171 principal amount of Notes for an aggregate of approximately 10,577,000 shares of Common Stock.

      In 1996, the affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including common stock issued to redeem the Notes, and subject to a maximum aggregate exercise price of $1,916. At December 31, 2004, shares underlying the Warrants and exercise price per share aggregated 37,353,162 and $.05 respectively. No warrants have been exercised through December 31, 2004.

11. Income Taxes

      The (benefit) provision for income taxes was as follows (in thousands):

                                               2004          2003          2002
                                            -------       -------       -------
Current Provision
   Federal                                  $    20       $   108       $   (86)
   State                                         --            --            --
                                            -------       -------       -------
   Total Current Provision                       20           108           (86)
                                            -------       -------       -------
Deferred Provision
   Federal                                     (184)         (367)         (397)
   State                                         --            --            --
                                            -------       -------       -------
   Total Deferred Benefit                      (184)         (367)         (397)
                                            -------       -------       -------
   Total Benefit                            $  (164)      $  (259)      $  (483)
                                            =======       =======       =======

The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

                                               2004         2003         2002
                                             --------     --------     --------
U.S. Federal Statutory Rate                      34.0%        34.0%        34.0%

Change In Valuation Allowance and
  Utilization of Unrecognized Deferred
  Tax Assets                                    -44.6%       -57.6%       -98.2%
                                             --------     --------     --------
Effective Income Tax Rate                       -10.6%       -23.6%       -64.2%
                                             --------     --------     --------

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

                                               2004         2003         2002
                                             --------     --------     --------
Allowance for Losses                         $      8     $    106     $    585
Notes Payable Litigation Settlement               429          253          (19)
Other                                              11           24           18
Carrying Value of LP Investments                    2          (61)         (44)
NOL Carryforward                                2,101        3,888        2,086
Retained Interests                             (1,421)      (3,971)      (1,364)
Mortgage Loans                                    270           (5)         141
Change in Valuation Allowance                  (1,584)        (601)      (1,800)
                                             --------     --------     --------
Total Deferred (Benefit)                     $   (184)    $   (367)    $   (397)
                                             ========     ========     ========

The significant components of deferred tax assets and liabilities were as follows:

                                               2004         2003         2002
                                             --------     --------     --------
Allowance for Losses                         $  1,003     $  1,011     $  1,117
Notes Payable Litigation Settlement
  Redeemed Notes                                  308          737          990
Other                                             174          185          209
Carrying Value of LP Investments               (1,921)      (1,919)      (1,980)
NOL Carryforward                               14,239       16,340       20,228
Retained Interests                              7,665        6,244        2,273
Mortgage Loans                                  2,343        2,613        2,608
                                             --------     --------     --------
Deferred Tax Asset                             23,811       25,211       25,445

Valuation Allowance                           (21,813)     (23,397)     (23,998)
                                             --------     --------     --------

Net Deferred Tax Asset                       $  1,998     $  1,814     $  1,447
                                             ========     ========     ========

Current taxes payable for 2004 have been reduced by $2,101 relating to the utilization of net operating loss carryforwards. At December 31, 2004, the Company had aggregate unused net operating loss carryforwards of approximately $37,000, which may be available to reduce future taxable income, expiring through 2019, with approximately $30,000 expiring through 2007. The deferred tax benefit of $1,998 resulted from a reduction in the valuation allowance, as the Company's ability to utilize a portion of its net operating loss carryforward is more likely than not.

12. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivable portfolios. The Corporate/Other net income of $192, $303, and $472 in 2004, 2003, and 2002, respectively include $184, $367, and $397 of deferred income tax benefit, respectively.

                                               2004         2003         2002
                                             --------     --------     --------
     Revenue
       Real estate                           $  4,516     $  4,581     $  4,527
       Residual interests                       4,360        4,524        4,373
       Corporate/Other                             50           45           38
                                             --------     --------     --------

Total consolidated revenue                   $  8,926     $  9,150     $  8,938
                                             ========     ========     ========

     Net income (loss)
       Real estate                           $   (276)        (658)        (833)
       Residual interests                       1,799        1,710        1,596
       Corporate/Other                            192          304          472
                                             --------     --------     --------

Total income from continuing operations      $  1,715     $  1,356     $  1,235
                                             ========     ========     ========

     Assets
       Real estate                           $ 38,030     $ 36,264     $ 42,026
       Residual interests                      37,334       36,662       36,111
       Corporate/Other                          1,998        1,814        1,447
                                             --------     --------     --------

Total consolidated assets                    $ 77,362     $ 74,740     $ 79,584
                                             ========     ========     ========

13. Discontinued Operations

During the year ended December 31, 2004, the Company disposed of its real estate lease interest. The operation of the real estate lease interest for all periods presented have been recorded as discontinued operations in accordance with the provisions of statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

                                                   2004        2003        2002
                                                 -------     -------     -------

(Loss) income from discontinued
  operations                                     $  (237)    $  (808)    $   156
                                                 =======     =======     =======

      Other assets and other liabilities of discontinued operations at December 31, 2004 and 2003 are summarized as follows:

                                                          2004              2003
                                                       -------           -------

Other assets                                           $   259           $   152
                                                       =======           =======
Other liabilities                                      $    83           $    80
                                                       =======           =======

14. Summary of Quarterly Results (Unaudited)

The following summary represents the results of operations for each quarter in 2004 and 2003:

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2004

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year
Total Revenue                        $     2,120         $     2,625         $     2,038          $     2,143         $     8,926
Net income (loss)(1)                 $       129         $       735         $       461          $       153         $     1,478
(Loss) income from
  discontinued opera-
  tions                              $      (62)         $         8         $       (50)         $      (133)        $      (237)
  Basic earnings per
     share:
Net income                           $       .00         $       .03         $       .02                  .00         $       .05
Diluted earnings per
   Share:
   Net income                        $       .00         $       .01         $       .01          $       .00         $       .03
Weighted average
  Shares outstanding:
  Basic                               27,738,402          27,738,402          27,738,402           27,825,337          27,825,337
  Diluted                             55,032,127          55,609,814          56,606,345           56,162,056          57,032,237

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2003

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year
Total Revenue                        $     2,142         $     2,163         $     2,112          $     2,565         $     8,982
Net income (loss)(1)                 $       561         $      369          $      (351)         $       (31)        $       548
(Loss) income from
  discontinued opera-
  tions                              $       208         $        41         $      (516)         $      (373)        $      (640)
  Basic earnings per
     share:
Net income (loss)                    $       .03         $       .02         $      (.02)                 .00         $       .02
Diluted earnings per
   Share:
   Net income (loss)                 $       .01         $       .01         $      (.02)         $       .00         $       .02
Weighted average
  Shares outstanding:
  Basic                               21,713,563          21,713,563          21,713,563           27,083,528          23,083,595
  Diluted                             54,201,098          55,478,658          21,713,563           27,083,528          54,338,324

(1) After giving effect to the (loss) income from discontinued operations shown below.

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

                           DVL, INC. and SUBSIDIARIES
                          Schedule III-REAL ESTATE AND
                            ACCUMULATED DEPRECIATION
                                  IN THOUSANDS

                                                                      Costs Capitalized
                                                                        Subsequent to         Gross Amount of Which Carried
                                                                         Acquisition                At Close of Period
                                                                         -----------                ------------------

                                                        Building and    Building and                    Building and
    Description          Encumbrances       Land        Improvements    Improvements        Land        Improvements        Total
    -----------          ------------       ----        ------------    ------------        ----        ------------        -----
Supermarket & Land
Fort Edwards, NY         $       --      $       67      $       --      $       --      $       67      $       --      $       67


Retail Store & Land
Elmira, New York         $       --      $      104      $      185      $       --      $      104      $      185      $      289


Warehouse
Manufacturing
Kearny, New Jersey       $       --      $       80      $      426      $      302      $       80      $      728      $      808


Warehouse Manu-
facturing & Retail
Kearny, NJ               $    3,000      $      648      $    2,590      $       --      $      648      $    2,590      $    3,238


Retail Store & Land
Kearny, New Jersey       $    4,064      $      388      $    4,016      $       --      $      388      $    4,016      $    4,404


                         ----------      ----------      ----------      ----------      ----------      ----------      ----------
                         $    7,064      $    1,287      $    7,217      $      302      $    1,287      $    7,519      $    8,806
                         ==========      ==========      ==========      ==========      ==========      ==========      ==========





                                                                                      Life on Which  Depreciation
                          Accumulated             Date of             Date            In Latest Income Statement
    Description          Depreciation           Construction        Acquired                 Is Computed
    -----------          ------------           ------------        --------                 -----------
Supermarket & Land
Fort Edwards, NY          $       --                1982              06/02              Straight-line method
                                                                                            5 to 40 years

Retail Store & Land
Elmira, New York          $       --                1983              12/04              Straight-line method
                                                                                            5 to 40 years

Warehouse
Manufacturing
Kearny, New Jersey        $       78                1977              11/98              Straight-line method
                                                                                             5 to 40 years

Warehouse Manu-
facturing & Retail
Kearny, NJ                $      268                1977              12/00               Straight-line method
                                                                                             5 to 40 years

Retail Store & Land
Kearny, New Jersey        $      243                1987              08/02               Straight-line method
                                                                                             5 to 40 years

                          ----------
                          $      589
                          ==========

Aggregate cost for federal income tax purposes is $8,806.

                           DVL, INC. AND SUBSIDIARIES
             Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  IN THOUSANDS

                                                       Year ended December 31,
                                                   -------------------------------
                                                     2004        2003        2002
                                                   -------     -------     -------
(A) Reconciliation of Real Estate Owned
    Balance at beginning of year                   $ 8,766     $ 8,717     $ 4,246
    Additions during the year                          340          82       4,471
    Deletions during the year                         (300)        (33)         --
                                                   -------     -------     -------

    Balance at end of year                         $ 8,806     $ 8,766     $ 8,717
                                                   =======     =======     =======

                                                       Year ended December 31,
                                                   -------------------------------
                                                     2004        2003        2002
                                                   -------     -------     -------
(A) Reconciliation of Accumulated Depreciation
    Balance at beginning of year                   $   412     $   226     $   104
    Additions during the year: Depreciation            185         189         122
    Deletions during the year                           (8)         (3)         --
                                                   -------     -------     -------

    Balance at end of year                         $   589     $   412     $   226
                                                   =======     =======     =======

                                   APPENDIX A
                               DVL, INC. - TABLE 1
             LONG TERM MORTGAGE DUE FROM AFFILIATED PARTNERSIPS (3)

                        DECEMBER 31, 2004 (In Thousands)

                                             Net       Under-
  Location of                                Mtg.      Lying                                     Security
    Property         Mortgage   Unearned     Loan       Loan             Monthly               [Mortgage(s)
 Securing Loan       Balance    Interest   Receive.   Balance    Yield    Amort.   Maturity       Upon]            Tenant(s)
Wellsville, NY      $     808  $     598  $     210  $      --    51%   $       1  February   Land and       Eckerd Stores, Inc.
                                                                                   2027       a commercial
                                                                                              building (1)

Alma, AR (2)            1,639        645        994        378    15%   $      12  March      Land and       Wal-Mart Stores, Inc.
                                                                                   2027       a commercial
                                                                                              building (1)

Ossipee, NH (2)           785        528        257         --    16%   $      --  February   Land and
                                                                                   2027       a commercial   Hannaford Bros. Co.
                                                                                              building (1)

Brent, AL (2)           1,212        437        775        289    15%   $       9  February   Land and
                                                                                   2027       a commercial   Wal-Mart Stores, Co.
                                                                                              building (1)

Carlyle, IL             1,990        783      1,207        628    19%   $       9  April      Land and
                                                                                   2020       a commercial   Wal-Mart Stores, Co.
                                                                                              building (1)

Checotah, OK (2)        1,245        500        745        295    15%   $       9  February   Land and
                                                                                   2027       a commercial   Wal-Mart Stores, Co.
                                                                                              building (1)

Del Rio, TX             4,955      3,616      1,339        820    25%   $      11  July       Land and
                                                                                   2029       a commercial   Wal-Mart Stores, Co.
                                                                                              building (1)

Edna, TX                2,963      2,230        733        443    23%   $      --  January    Land and
                                                                                   2028       a commercial   Wal-Mart Stores, Co.
                                                                                              building (1)

             LONG TERM MORTGAGE DUE FROM AFFILIATED PARTNERSIPS (3)

                        DECEMBER 31, 2004 (In Thousands)

                                             Net       Under-
  Location of                                Mtg.      Lying                                     Security
    Property         Mortgage   Unearned     Loan       Loan             Monthly               [Mortgage(s)
 Securing Loan       Balance    Interest   Receive.   Balance    Yield    Amort.   Maturity       Upon]            Tenant(s)
Fairbury, NE (2)    $   1,501  $     631  $     870  $     333    15%   $      10  August     Land and       Wal-Mart Stores, Inc.
                                                                                   2027       a commercial
                                                                                              building (1)

Yakima, WA                318         57        261         --    10%   $       1  August     Land and       Pactiv
                                                                                   2021       a commercial
                                                                                              building

Giddings, TX            4,405      3,199      1,206        703    33%   $      14  February   Land and       Wal-Mart Stores, Inc.
                                                                                   2030       a commercial
                                                                                              building

Hoosick Falls, NY       1,212        584        628         --    15%   $      10  August     Land and       GU Markets, Inc.
                                                                                   2021       a commercial
                                                                                              building

Jena, LA                2,466      1,965        501        395    35%   $       1  February   Land and       Wal-Mart Stores, Inc.
                                                                                   2027       a commercial
                                                                                              building (1)

Jacksonville, FL        1,232        473        759        753    12%   $9 with    January    Land and       Toys "R" Us., Inc.
                                                                        a final    2020       a commercial
                                                                        pmt. of               building (1)
                                                                        $672

Port Isabel, TX (2)     1,773        633      1,140        416    15%   $      12  February   Land and       Wal-Mart Stores, Inc.
                                                                                   2027       a commercial
                                                                                              building

             LONG TERM MORTGAGE DUE FROM AFFILIATED PARTNERSIPS (3)

                        DECEMBER 31, 2004 (In Thousands)

                                             Net       Under-
  Location of                                Mtg.      Lying                                      Security
    Property         Mortgage   Unearned     Loan       Loan              Monthly               [Mortgage(s)
 Securing Loan       Balance    Interest   Receive.   Balance    Yield     Amort.   Maturity       Upon]            Tenant(s)
Stigler, OK         $   2,326  $   1,851  $     475  $     302    28%    $       2  August     Land and       Wal-Mart Stores, Inc.
                                                                                    2027       a commercial
                                                                                               building (1)

St. Albans, VT          1,161        502        659         --    30%    $      15  May        Land and       Fonda Group
                                                                                    2029       a commercial
                                                                                               building (1)
Waldron, AR             2,797      2,165        632        351    22%    $      --  December   Land and       Wal-Mart Stores, Inc.
                                                                                    2031       a commercial
                                                                                               building (1)
                    ---------  ---------  ---------  ---------
                    $  34,788  $  21,397  $  13,391  $   6,106

(1)   These loans are wrap-around loans.
(2) These loans were restructured as part of the Limited Partner Settlement. The settlement may have the effect of reducing DVL's yield in the future, which reduced yield is dependent on the actual additional debt service received on these mortgages in the future.
(3) DVL's net investment in these mortgages was $7,285, and $5,373, at December 31, 2004 and 2003, respectively.

                               DVL, INC. - TABLE 2
                   LONG TERM MORTGAGES, ACQUIRED FROM KENBEE,
                    DUE FROM AFFILIATED PARTNERSHIPS (1) (4)

                        December 31, 2004 (In Thousands)

                         Partnership     Underlying     Net Amount of     Net Mortgage
Location of Property      Mortgage          Loan          Collateral          Loan
Securing Loan               Loan           Balance         Pledged         Receivable       Maturity                Tenant
-------------               ----           -------         -------         ----------       --------                ------
Aledo, IL (2)             $ 1,568          $  742          $   826           $   985      November 2018     Wal-Mart Stores, Inc.
Caldwell, TX (2)            1,383             566              817               832      May 2019          Wal-Mart Stores, Inc.
Woodstock, GA (2)           2,592           2,182              410             2,196      July 2023         Wal-Mart Stores, Inc.
Clinton, IL (2)             3,159             505            2,654             1,599      June 2029         Wal-Mart Stores, Inc.
Columbus, TX (2)            3,633             581            3,052             1,502      December 2029     Wal-Mart Stores, Inc.
Covington, GA (2)           4,588             959            3,629             1,573      January 2030      Wal-Mart Stores, Inc.(3)
Douglas, GA (2)             1,920             680            1,240             1,862      December 2023     Wal-Mart Stores, Inc.
                                                                                                            operating as - Buds
Iowa Park, TX (2)           1,537             370            1,167               650      March 2021        Wal-Mart Stores, Inc.
Lawrenceburg, KY (2)        2,810             456            2,354               760      December 2029     Wal-Mart Stores, Inc.
Marshall, IL (2)            1,350             662              688               873      November 2018     Wal-Mart Stores, Inc.
Booneville, MO (2)          1,324             676              648               928      June 2018         Wal-Mart Stores, Inc.

                          -------          ------          -------           -------
                          $25,864          $8,379          $17,485           $13,760

(1) These loans were acquired pursuant to the Limited Partner Settlement from Kenbee. DVL's loan balance equals its net investment in the related loan due previously from Kenbee, less specific write-downs on certain loans based upon the anticipated cash flow to be generated by each loan.
(2) The loans due from these partnerships are secured by mortgages upon land and commercial buildings.
(3) Building is currently vacant, however, tenant is obligated under the terms of the lease to continue to pay rent.
(4) DVL's total loan balance of these mortgages were $13,760, and $15,793 at December 31, 2004 and 2003, respectively. The decrease resulted from the satisfaction of certain mortgage indebtedness (eg. Elmira and Southfield) and collections on certain mortgages.