Form 10QSB
period 2005-03-31
DVL INC /DE/
filed 2005-05-13
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               -------------------------------------------------

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURTIES AND EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

Commission file number: 1-8356

                                    DVL, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

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

                                 (212) 350-9900
--------------------------------------------------------------------------------
                 Issuer's telephone number, including area code

      Former name, former address and former fiscal year, if changed since last report.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes:
|X| No: |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

           Class                              Outstanding at May 13, 2005
           -----                              ---------------------------

Common Stock, $.01 par value                          38,315,466

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.   Financial Information:

          Item 1 - Financial Statements:                                   Pages
                                                                           -----

          Consolidated Balance Sheets -
            March 31, 2005 (unaudited) and December 31, 2004               1 - 2

          Consolidated Statements of Operations -
          Three Months Ended March 31, 2005 (unaudited) and
          2004 (unaudited)                                                 3 - 4

          Consolidated Statement of Shareholder's Equity -
          Three Months Ended March 31, 2005 (unaudited)                        5

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2005 (unaudited) and
          2004 (unaudited)                                                 6 - 7

          Notes to Consolidated Financial Statements (unaudited)          8 - 13

          Item 2 - Management's Discussion and Analysis or
          Plan of Operation                                              14 - 19

          Item 3 - Controls and Procedures                                    19

Part II.  Other Information:

          Item 6 - Exhibits                                                   20

          Signature                                                           21

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       March 31,    December 31,
                                                                         2005           2004
                                                                      -----------   ------------
                                                                      (unaudited)
ASSETS

Residual interests in securitized portfolios                          $   38,934     $   37,334
                                                                      ----------     ----------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $21,132 for 2005 and $21,397 for 2004)
                                                                          26,787         27,151

    Allowance for loan losses                                              2,386          2,386
                                                                      ----------     ----------

    Net mortgage loans receivable                                         24,401         24,765
                                                                      ----------     ----------

Cash (including restricted cash of $155 and $176 for 2005
   and 2004)                                                               2,846          2,768

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $648 for 2005 and $589 for 2004)                       7,874          8,217

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2005 and 2004)                                       918            918

Net deferred tax asset                                                     2,087          1,998

Other assets                                                               1,148          1,103

Other assets of discontinued operations                                      570            259
                                                                      ----------     ----------

Total assets                                                          $   78,778     $   77,362
                                                                      ==========     ==========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                 March 31,      December 31,
                                                                   2005             2004
                                                                -----------     ------------
                                                                (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes payable - residual interests                            $   33,958       $   32,648

  Underlying mortgages payable                                      13,868           14,485
  Debt - affiliates                                                  2,531            2,456
  Debt - other                                                      10,294            9,921
  Redeemed notes payable-litigation settlement                         790              790
  Fees due to affiliates                                                46               44
  Security deposits, accounts payable and accrued
    liabilities (including deferred income of $20 for
    2005 and $16 for 2004)                                             517              518
  Liabilities of discontinued operations                                --               83
                                                                ----------       ----------
Total liabilities                                                   62,004           60,945
                                                                ----------       ----------

Commitments and contingencies

Shareholders' equity:
   Preferred stock $10.00 par value, authorized, issued
     and outstanding 100 shares                                          1                1
   Preferred stock, $.01 par value, authorized 5,000,000
   shares for 2005 and 2004, issued and outstanding -0-
   Common stock, $.01 par value, authorized - 90,000,000
   shares issued and outstanding 38,315,466 for 2005 and
                                                    2004               383              383
   Additional paid-in capital                                       97,632           97,632
   Deficit                                                         (81,242)         (81,599)
                                                                ----------       ----------

   Total shareholders' equity                                       16,774           16,417
                                                                ----------       ----------

   Total liabilities and shareholders' equity                   $   78,778       $   77,362
                                                                ==========       ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               -----------------------
                                                                 2005           2004
                                                                 ----           ----
Income from affiliates:

   Interest on mortgage loans                                  $    726       $    642
   Partnership management fees                                       82             71
   Management fees                                                   38             61
   Transaction and other fees from partnerships                      --             38
   Distributions from partnerships                                   28             20

Income from others:

   Interest income - residual interests                           1,147          1,098
   Net rental income (including depreciation and
      Amortization of $54 for 2005 and $48 for 2004)                118            180
   Distributions from investments                                    --             84
   Other income and interest                                         11             10
                                                               --------       --------

                                                                  2,150          2,204
                                                               --------       --------

Operating expenses:
   General and administrative                                       430            367
   Asset Servicing Fee - NPO Management LLC                         171            169
   Legal and professional fees                                       70             74

Interest expense:

   Underlying mortgages                                             263            272
   Notes payable - residual interests                               662            656
   Affiliates                                                        82             78
   Litigation Settlement Notes                                       --             44
   Others                                                           191            206
                                                               --------       --------

                                                                  1,869          1,866
                                                               --------       --------

Income from continuing operations before income tax
  benefit (expense)                                                 281            338

Income tax benefit (expense)                                         64            (25)
                                                               --------       --------

Income from continuing operations                                   345            313
                                                               --------       --------

Income (loss) from discontinued operations - net of tax
  of $-0- in both periods                                            12           (184)
                                                               --------       --------

Net income                                                     $    357       $    129
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                  2005                  2004
                                                                  ----                  ----
        Basic earnings per share:

           Income from continuing operations                 $          .01        $          .01
           Income (loss) from discontinued operations                   .00                  (.01)
                                                             --------------        --------------
           Net income                                        $          .01        $          .00
                                                             ==============        ==============

        Diluted earnings per share:

           Income from continuing operations                 $          .01        $          .01
           Income (loss) from discontinued operations                   .00                  (.01)
                                                             --------------        --------------
           Net income                                        $          .01        $          .00
                                                             ==============        ==============

        Weighted average shares outstanding - basic              38,315,466            27,738,402
        Effect of dilutive securities                            20,350,561            27,293,725
                                                             --------------        --------------

        Weighted average shares outstanding - diluted            58,666,027            55,032,127
                                                             ==============        ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                 Preferred Stock               Common Stock          Additional
                             ------------------------    ------------------------    Paid - In
                               Shares        Amount        Shares        Amount       Capital       Deficit         Total
                             ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance - January 1, 2005           100    $        1    38,315,466    $      383    $   97,632    $  (81,599)    $   16,417

Net income                           --            --            --            --            --           357            357
                             ----------    ----------    ----------    ----------    ----------    ----------     ----------

Balance - March 31, 2005            100    $        1    38,315,466    $      383    $   97,632    $  (81,242)    $   16,774
                             ==========    ==========    ==========    ==========    ==========    ==========     ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   ----------------------
                                                                      2005          2004
                                                                      ----          ----
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                                 $    345      $    313
  Adjustments to reconcile net income to net cash (used in)
  provided by operating activities from
  continuing operations
   Interest income accreted on residual interests                      (158)         (120)
   Accrued interest added to indebtedness                                75            70
   Depreciation                                                          54            48
   Amortized of unearned interest on loan receivables                  (265)         (121)
   Imputed interest on notes                                             --            44
   Net increase in deferred tax asset                                   (89)           --
   Net increase in prepaid financings and other assets                  (45)         (132)
   Net (decrease) increase in accounts payable, security
    deposits and accrued liabilities                                     (3)          158
   Net increase in fees due to affiliates                                 2             1
   Net increase in deferred income                                        2            12
                                                                   --------      --------
   Net cash (used in) provided by continuing operations                 (82)          273
                                                                   --------      --------

Discontinued operations:
   Income (loss) from discontinued operations - net of tax               12          (184)
   Adjustment to reconcile income (loss) to net cash used
      in discontinued operations
   Depreciation                                                          --            --
   Impairment on real estate lease interests                             --           100
   Net decrease in assets and liabilities of discontinued
     operations                                                        (105)           --
                                                                   --------      --------
   Net cash used in discontinued operations                             (93)          (84)
                                                                   --------      --------
   Net cash (used in) provided by operating activities                 (175)          189
                                                                   --------      --------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Three Months Ended
                                                                  March 31,
                                                          -----------------------
                                                            2005            2004
                                                            ----            ----
Cash flows from investing activities:

Continuing operations:
   Collections on loans receivable                        $   629         $   493
                                                          -------         -------
      Net cash provided by investing operations               629             493
                                                          -------         -------

Cash flows from financing activities:

   Proceeds from new borrowings                               500              --
   Principal payments on debt                                (127)           (235)
   Payments on underlying mortgages payable                  (617)           (518)
   Payments on notes payable - residual interests            (132)           (127)
                                                          -------         -------

   Net cash used in financing activities                     (376)           (880)
                                                          -------         -------

Net increase (decrease) in cash                                78            (198)
Cash, beginning of period                                   2,768           2,176
                                                          -------         -------

Cash, end of period                                       $ 2,846         $ 1,978
                                                          =======         =======

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest               $ 1,092         $ 1,149
                                                          =======         =======

   Cash paid for income taxes                             $    --         $    --
                                                          =======         =======

Supplemental disclosure of non-cash investing and financial activities:

    Residual interests in securitized portfolios -
      increase (decrease)                                 $ 1,442         $(1,091)
                                                          =======         =======

    Notes payable - residual interests - increase
      (decrease)                                          $ 1,442         $(1,091)
                                                          =======         =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2005 should not be regarded as indicative of the results that may be expected from its operations for the full year. Certain amounts from the three months ended March 31, 2004 have been reclassified to conform to the presentation for the three months ended March 31, 2005. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2004.

2. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through March 31, 2005, the residual interest in securitized portfolios and the notes payable were increased by approximately $1,114 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

3. Real Estate

      In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the Bogota Associates & Industrial Associates agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space in Bogota, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $281 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

4. Transactions with Affiliates

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

                                                             Fee Income
                                 Fee Income For The        For The Three
                                 Three Months Ended         Months Ended
           Affiliate                  03/31/05                03/31/04
           ---------                  --------                --------
      NPO and Blackacre                 $ 6                     $ 6
      NPO                               $32                     $55

Monies Paid

A. The Company recorded fees to NPO of $171 and $169 for the three months ended March 31, 2005 and 2004, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2005 and 2004 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees representing compensation and reimbursement of expenses for collection services as follows:

                  Fees Recorded For The             Fees Recorded
                   Three Months Ended           For The Three Months
                        03/31/05                   Ended 03/31/04
                        --------                   --------------
                         $ 27                            $ 27

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group, whose members are affiliates of NPO, was paid brokerage fees as follows:

                  Fees Recorded For The             Fees Recorded
                    Three Months Ended           For The Three Months
                        03/31/05                    Ended 03/31/04
                        --------                    --------------
                          $ -0-                          $ 13

C. Interest expense on amounts due to affiliates was as follows:

                                  Three Months      Three Months
                                     Ended              Ended
                                    03/31/05          03/31/04
                                    --------          --------
      Blackacre                        $80               $77
      NPO                                2                 1
                                       ---               ---
                                       $82               $78
                                       ===               ===

5. Contingent Liabilities

      During the three months ended March 31, 2005 and 2004 the Company expensed approximately $5 and $4, respectively, for amounts due to the Limited Partnership Settlement Fund of which approximately $-0- and $4, respectively, was accrued at March 31, 2005 and 2004. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

6. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At March 31, 2005, shares underlying the Warrants aggregated -34,996,696 at an exercise price of $.05. No warrants have been exercised through March 31, 2005.

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

7. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2005 and 2004.

                                                                           Three Months Ended March 31,
                                                                           ----------------------------

                                                                 2005                                       2004
                                                 ---------------------------------------    ---------------------------------------
                                                               Weighted                                   Weighted
                                                                Average                                    Average
                                                               Number of     Per Share                    Number of      Per Share
                                                   Amount        Shares        Amount         Amount        Shares        Amount
                                                 ----------    ----------    -----------    ----------    ----------    -----------
Basic EPS,
Net income available to common stockholders      $      357    38,315,466    $       .01    $      129    27,738,402    $       .00
                                                                             ===========                                ===========

Effect of litigation settlement notes                    --            --                           44     8,739,799

Effect of dilutive stock options and warrants            --    20,350,561                           --    18,553,926
                                                 ----------    ----------                   ----------    ----------

Diluted EPS,
Net income available to common stockholders      $      357    58,666,027    $       .01    $      173    55,032,127    $       .00
                                                 ==========    ==========    ===========    ==========    ==========    ===========

8. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $65 and $(15) in 2005 and 2004 respectively, include $89 and $0 of deferred income tax benefit, respectively.

                                                               March 31,
                                                               ---------
                                                          2005           2004
                                                          ----           ----
       Revenues
         Real estate                                    $    992       $  1,096
         Residual interests                                1,147          1,098
         Corporate/other                                      11             10
                                                        --------       --------

      Total consolidated revenues                       $  2,150       $  2,204
                                                        ========       ========

      Net income (loss)
         Real estate                                    $   (200)      $   (112)
         Residual interests                                  480            440
         Corporate/other                                      65            (15)
                                                        --------       --------

      Total income from continuing operations           $    345       $    313
                                                        ========       ========

      Assets
         Real estate                                    $ 37,757       $ 35,678
         Residual interests                               38,934         35,691
         Corporate/other                                   2,087          1,814
                                                        --------       --------

      Total consolidated assets                         $ 78,778       $ 73,183
                                                        ========       ========

9. Discontinued Operations

The Company classifies certain real estate holdings as held for sale and has disposed of certain real estate assets. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the three months ended March 31, 2005 and 2004 are summarized as follows:

                                                            March 31,
                                                       2005          2004
                                                       ----          ----

      Income (loss) from discontinued
        operations                                     $  12        $(184)
                                                       =====        =====

      Other assets and other liabilities of discontinued operations at March 31, 2005 and 2004 are summarized as follows:

                                                             March 31,
                                                       2005            2004
                                                       ----            ----

      Other assets                                     $570            $ --
                                                       ====            ====
      Other liabilities                                $ --            $ --
                                                       ====            ====

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This March 31, 2005 Quarterly Report on Form 10-QSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Form 10-K filed with the SEC on March 31, 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

DVL had net income from continuing operations of $345 and $313 for the three months ended March 31, 2005 and 2004, respectively.

Interest income on mortgage loans from affiliates increased and interest expense on underlying mortgages decreased. The Company purchased various mortgages in December of 2004 which were accretive to income.

                                                   Three Months Ended    Three Months Ended
                                                      March 31, 2005       March 31, 2004
                                                      --------------       --------------
      Interest income on mortgage loans                    $726                 $642
      Interest expense on underlying mortgages             $263                 $272

Transaction and other fees from affiliated limited partnerships were as follows:

                  Three Months Ended            Three MonthsEnded
                    March 31, 2005                March 31, 2004
                    --------------                --------------
                         $ --                          $ 38

Interest income on residual interests remained consistent as the periodic payment receivables continued to perform.

                  Three Months Ended            Three Months Ended
                    March 31, 2005                March 31, 2004
                    --------------                --------------
                       $ 1,147                       $ 1,098

Interest expense on the related notes payable increased due to a increase in the outstanding principal balance of the notes payable as a result of purchase price adjustments.

                  Three Months Ended            Three Months Ended
                    March 31, 2005                March 31, 2004
                    --------------                --------------
                        $ 662                         $ 656

The decrease in net rental income from 2004 to 2005 was the result of a higher operating costs at the properties.

                                                  Three Months Ended    Three Months Ended
                                                    March 31, 2005        March 31, 2004
                                                    --------------        --------------
      Net rental income from others                      $118                   $180
      Gross rental income from others                    $346                   $356

Distributions from investments from others in 2004 resulted from receiving an $84 final distribution from an investment.

General and administrative expenses increased. The primary reason for the increase was a $15 increase in employee costs and a $31 increase in consulting fees relating to the Company's defibrillator business.

                  Three Months Ended              Three Months Ended
                    March 31, 2005                  March 31, 2004
                    --------------                  --------------
                        $ 430                           $ 367

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                  Three Months Ended              Three Months Ended
                    March 31, 2005                  March 31, 2004
                    --------------                  --------------
                        $ 171                           $ 169

Legal and professional fees decreased slightly in 2005 vs. 2004.

                  Three Months Ended              Three Months Ended
                    March 31, 2005                  March 31, 2004
                    --------------                  --------------
                         $ 70                            $ 74

Interest expense on the notes related to the Company's 1993 litigation settlement decreased as a result of all of the notes being redeemed at the end of 2004.

                  Three Months Ended              Three Months Ended
                    March 31, 2005                  March 31, 2004
                    --------------                  --------------
                         $ --                            $ 44

Interest expense relating to other debts decreased primarily due to decreases in interest rates on floating rate loans.

                  Three Months Ended              Three Months Ended
                    March 31, 2005                  March 31, 2004
                    --------------                  --------------
                        $ 191                            $ 206

The Company accrued $25 for alternative minimum taxes in each of 2005 and 2004. The Company recognized $89 and $-0- of income tax benefits in 2005 and 2004, respectively, as a result of a reduction in the valuation allowance on deferred tax assets. This resulted in income tax benefit (expense) as follows:

                                         Three Months Ended   Three Months Ended
                                           March 31, 2005      March 31, 2004
                                           --------------      --------------
      Income tax benefit (expense)              $ 64                $(25)

Discontinued operations consist of the operations of real estate assets the Company considers as held for sale or has disposed of. Discontinued operations for 2004 included a $100 impairment write down on a property that was subsequently disposed of.

                                         Three Months Ended   Three Months Ended
                                           March 31, 2005       March 31, 2004
                                           --------------       --------------
      Income (loss) from discontinued
        Operations                              $  12               $(184)

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

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least May of 2006. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

      The cash flow from the Company's member interests in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

      The purchase agreements with respect to such acquisition contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

               Years                                       Minimum       Maximum
               -----                                       -------       -------

      2005 to 2009                                          $  743        $  880
      2010 to final payment on the notes*                   $1,050        $1,150

      * Final payment on the notes payable expected in 2015 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

      The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Loans which are scheduled to become due through 2010 are as follows:

                                                                                                   Outstanding
                                                                                   Original         Principal
                                                                                     Loan           Balance at           Due
            Purpose                                  Creditor                       Amount        March 31, 2005         Date
            -------                                  --------                       ------        --------------         ----
Repurchase of Notes
Issued by the Company                         Blackacre (1)                        $  1,560          $  2,531          01/05/06

Purchase of Mortgages, and
Refinancing of Existing Mortgages             Unaffiliated Bank (2)(3)
                                                                                   $  1,450          $  1,125          05/01/09

Purchase of a Mortgage and Refinancing of
Existing Mortgages                            Unaffiliated Bank (2)(3)
                                                                                   $  1,450          $    221          11/30/06

Purchase of Real Estate Assets
                                              Unaffiliated Bank (4)                $  4,500          $  4,529          09/01/05

Purchase of Real Estate                       Unaffiliated Bank (5)
Assets                                                                             $  2,668          $  2,519          06/30/08

Purchase of Mortgages                         Unaffiliated Bank (6)                $  1,400          $  1,400          01/31/09

Refinancing of Existing Debt                  Unaffiliated Bank (2)(7)             $    500          $    500          03/31/08

      (1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company intends to refinance the outstanding principal amount prior to the due date. There can be no assurance that the Company will be able to refinance such loan on acceptable terms or at all. The inability of the Company to refinance such loan would have a material adverse effect on the Company's financial condition.
      (2)   This loan self-amortizes.
      (3)   Interest rate is prime plus 1.5% per annum payable monthly.
      (4) Interest rate is 7.5% per annum. Monthly payments are interest only. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.
      (5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
      (6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.
      (7) Interest rate is prime plus .25% per annum. This loan was repaid in April 2005.

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

QUANTATIVE AND QUALITATIVE DISCLOSOURES ABOUT MARKET RISK

      DVL has no substantial cash flow exposure due to interest rate changes for long term debt obligations, because a majority of the long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount, the acquisition of mortgage loans or the purchase of real estate assets.

      DVL's ability to realize value on its mortgage holdings is sensitive to interest rate fluctuations in that the sales prices of real property and mortgages vary with interest rates.

ITEM 3. CONTROLS AND PROCEDURES

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

      As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           Part II - Other Information

Item 6. Exhibits

      Exhibits: 31.1 Principal Executive Officer's Certificate, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Principal Financial Officer's Certificate, pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, Inc.


                                        By: /s/ Jay Thailer
                                            ------------------------------------
                                            Jay Thailer, Executive Vice
                                            President and Chief Financial
                                            Officer

May 13, 2005