Form 10QSB
period 2005-06-30
DVL INC /DE/
filed 2005-08-12
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

           Class                                  Outstanding at August 12, 2005
           -----                                  ------------------------------
Common Stock, $.01 par value                               38,315,466

Transition Small Business Disclosure Format (Check one): Yes: |_|  No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1 - Financial Statements:                                       Pages

            Consolidated Balance Sheets -
            June 30, 2005 (unaudited) and December 31, 2004                1 - 2

            Consolidated Statements of Operations -
            Three Months Ended June 30, 2005 (unaudited) and
            2004 (unaudited)                                                3, 5

            Consolidated Statements of Operations -
            Six Months Ended June 30, 2005 (unaudited) and
            (2004) Unaudited                                                4, 5

            Consolidated Statement of Shareholder's Equity -
            Six Months Ended June 30, 2005 (unaudited)                         6

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2005 (unaudited) and
            2004 (unaudited)                                               7 - 8

            Notes to Consolidated Financial Statements (unaudited)        9 - 14

      Item 2 - Management's Discussion and Analysis or Plan of
               Operation                                                 15 - 22

      Item 3 - Controls and Procedures                                        22

Part II. Other Information:

      Item 6 - Exhibits                                                       23

      Signature                                                               24

                         Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                    June 30,   December 31,
                                                                     2005          2004
                                                                  -----------  ------------
                                                                  (unaudited)
ASSETS

Residual interests in securitized portfolios                      $   40,791    $   37,334
                                                                  ----------    ----------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $20,907 for 2005 and $21,397 for 2004)        26,209        27,151

    Allowance for loan losses                                          2,386         2,386
                                                                  ----------    ----------

    Net mortgage loans receivable                                     23,823        24,765
                                                                  ----------    ----------

Cash (including restricted cash of $183 and $176 for 2005
   and 2004)                                                           2,706         2,768

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $687 for 2005 and $589 for 2004)                   7,895         7,928

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2005 and 2004)                                   923           918

Net deferred tax asset                                                 2,169         1,998

Other assets                                                             942         1,103

Other assets of discontinued operations                                  694           548
                                                                  ----------    ----------

Total assets                                                      $   79,943    $   77,362
                                                                  ==========    ==========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                               June 30,     December 31,
                                                                 2005          2004
                                                             -----------    ------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                        $ 35,499        $ 32,648
    Underlying mortgages payable                                13,233          14,485
    Debt - other                                                 9,538           9,921
    Debt - affiliates                                            2,406           2,456
    Redeemed notes payable-litigation settlement                   789             790
    Fees due to affiliates                                          48              44
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $291 for
      2005 and $16 for 2004)                                       838             518
    Liabilities of discontinued operations                          --              83
                                                              --------        --------
  Total liabilities                                             62,351          60,945
                                                              --------        --------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                    1               1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2005 and 2004, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 38,315,466 for 2005 and
     2004                                                          383             383
     Additional paid-in capital                                 97,632          97,632
     Deficit                                                   (80,424)        (81,599)
                                                              --------        --------

     Total shareholders' equity                                 17,592          16,417
                                                              --------        --------

     Total liabilities and shareholders' equity               $ 79,943        $ 77,362
                                                              ========        ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months Ended
                                                                    June 30,
                                                               -------------------
                                                                2005        2004
                                                               -------     -------
Income from affiliates:

   Interest on mortgage loans                                  $   758     $   594
   Gain on satisfaction of mortgage loans                           --         502
   Partnership management fees                                      79          72
   Management fees                                                 230          49
   Transaction and other fees from partnerships                     34          70
   Distributions from partnerships                                  23          25

Income from others:

   Interest income - residual interests                          1,207       1,084
   Net rental income (including depreciation and
     amortization of $44 for 2005 and $45 for 2004)                251         172
   Distributions from investments                                   46          49
   Other income and interest                                        32           8
                                                               -------     -------

                                                                 2,660       2,625
                                                               -------     -------

Operating expenses:
   General and administrative                                      409         374
   Asset Servicing Fee - NPO Management LLC                        177         171
   Legal and professional fees                                      62          97
   Recovery of provision for losses                                (30)         --

Interest expense:

   Underlying mortgages                                            246         256
   Notes payable - residual interests                              696         625
   Affiliates                                                       84          80
   Litigation Settlement Notes                                      --          45
   Others                                                          208         242
                                                               -------     -------

                                                                 1,852       1,890
                                                               -------     -------

Income from continuing operations before income tax expense        808         735

Income tax expense                                                 (59)        (--)
                                                               -------     -------

Income from continuing operations                                  749         735

Income from discontinued operations - net of tax
  of $-0- in both periods                                           69          --
                                                               -------     -------

Net income                                                     $   818     $   735
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                Six Months Ended
                                                                    June 30,
                                                               -------------------
                                                                2005        2004
                                                               -------     -------
Income from affiliates:

   Interest on mortgage loans                                  $ 1,484     $ 1,236
   Gain on satisfaction of mortgage loans                           --         502
   Partnership management fees                                     161         143
   Management fees                                                 268         110
   Transaction and other fees from partnerships                     34         108
   Distributions from partnerships                                  51          45

Income from others:

   Interest income - residual interests                          2,354       2,182
   Net rental income (including depreciation and
      amortization of $98 for 2005 and $93 for 2004)               369         352
   Distributions from investments                                   46         133
   Other income and interest                                        43          18
                                                               -------     -------

                                                                 4,810       4,829
                                                               -------     -------

Operating expenses:
   General and administrative                                      839         741
   Asset Servicing Fee - NPO Management LLC                        348         340
   Legal and professional fees                                     132         171
   Recovery of provision for losses                                (30)         --

Interest expense:

   Underlying mortgages                                            509         528
   Notes payable - residual interests                            1,358       1,281
   Affiliates                                                      166         158
   Litigation Settlement Notes                                      --          89
   Others                                                          399         448
                                                               -------     -------

                                                                 3,721       3,756
                                                               -------     -------

Income from continuing operations before income tax benefit
  (expense)                                                      1,089       1,073

Income tax benefit (expense)                                         5         (25)
                                                               -------     -------

Income from continuing operations                                1,094       1,048

Income (loss) from discontinued operations - net of tax of
   $-0- in both periods                                             81        (184)
                                                               -------     -------

Net income                                                     $ 1,175     $   864
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                 --------------------------------    --------------------------------
                                                      2005              2004              2005              2004
                                                 --------------    --------------    --------------    --------------
Basic earnings per share:

  Income from continuing operations              $          .02    $          .03    $          .03    $          .04
  Income (loss) from discontinued operations                .00               .00               .00              (.01)
                                                 --------------    --------------    --------------    --------------
  Net Income                                     $          .02    $          .03    $          .03    $          .03
                                                 ==============    ==============    ==============    ==============

Diluted earnings per share:

   Income from continuing operations             $          .01    $          .01    $          .02    $          .02
   Income (loss) from discontinued operations               .00               .00               .00              (.00)
                                                 --------------    --------------    --------------    --------------
   Net Income                                    $          .01    $          .01    $          .02    $          .02
                                                 ==============    ==============    ==============    ==============

Weighted average shares outstanding - basic          38,315,466        27,738,402        38,315,466        27,738,402
Effect of dilutive securities                        20,624,212        27,871,412        20,518,516        27,559,045
                                                 --------------    --------------    --------------    --------------

Weighted average shares outstanding - diluted        58,939,678        55,609,814        58,833,982        55,297,447
                                                 ==============    ==============    ==============    ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                          Preferred Stock              Common Stock          Additional
                                          ---------------              ------------          Paid - In
                                       Shares        Amount        Shares        Amount       Capital       Deficit         Total
                                     ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance - January 1, 2005                   100    $        1    38,315,466    $      383    $   97,632    $  (81,599)    $   16,417

Net income                                   --            --            --            --            --         1,175          1,175
                                     ----------    ----------    ----------    ----------    ----------    ----------     ----------

Balance - June 30, 2005                     100    $        1    38,315,466    $      383    $   97,632    $  (80,424)    $   17,592
                                     ==========    ==========    ==========    ==========    ==========    ==========     ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                              -------------------
                                                               2005        2004
                                                              -------     -------
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                            $ 1,094     $ 1,048
  Adjustments to reconcile net income to net cash provided
    by operating activities from continuing operations
   Gain on satisfactions of mortgage loans                         --        (502)
   Interest income accreted on residual interests                (339)       (232)
   Accrued interest added to indebtedness                         150         140
   Depreciation                                                    98          93
   Amortization of unearned interest on loan receivables         (490)       (241)
   Imputed interest on notes                                       --          89
   Net increase in deferred tax asset                            (171)         --
   Net decrease (increase) in prepaid financing
     and other assets                                             161        (149)
   Net increase in accounts payable, security deposits
     and accrued liabilities                                       46          43
   Net increase (decrease) in fees due to affiliates                4        (177)
   Net increase in deferred income                                273         274
                                                              -------     -------
   Net cash provided by continuing operations                     826         386
                                                              -------     -------

Discontinued operations:
   Income (loss) from discontinued operations - net of tax         81        (184)
   Adjustment to reconcile income (loss) to net cash used          --          --
     in discontinued operations
   Impairment on real estate lease interests                       --         100
   Net decrease in assets and liabilities of discontinued
    Operations                                                   (229)         --
                                                              -------     -------
   Net cash (used in) discontinued operations                    (148)        (84)
                                                              -------     -------
   Net cash provided by operating activities                      678         302
                                                              -------     -------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                             2005        2004
                                                            -------     -------
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                           $ 1,432     $ 2,283
  Real estate acquisitions and capital improvements             (65)         --
  Net (increase) decrease in affiliated limited
     partnership interests                                       (5)         15
                                                            -------     -------
    Net cash provided by investing operations                 1,362       2,298
                                                            -------     -------

Cash flows from financing activities:

   Proceeds from new borrowings                                 500         949
   Principal payments on debt                                (1,083)       (678)
   Payments on underlying mortgages payable                  (1,252)     (1,384)
   Payments on notes payable - residual interest               (267)       (279)
                                                            -------     -------

     Net cash used in financing activities                   (2,102)     (1,392)
                                                            -------     -------

Net (decrease) increase in cash                                 (62)      1,208
Cash, beginning of period                                     2,768       2,176
                                                            -------     -------

Cash, end of period                                         $ 2,706     $ 3,384
                                                            =======     =======

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                 $ 2,435     $ 2,255
                                                            =======     =======

   Cash paid for income taxes                               $    50     $    --
                                                            =======     =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      increase (decrease)                                   $ 3,118     $(2,416)
                                                            =======     =======

    Notes payable - residual interests - increase
      (decrease)                                            $ 3,118     $(2,416)
                                                            =======     =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the six months ended June 30, 2005 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2004.

2. Reclassifications

      Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through June 30, 2005, the residual interest in securitized portfolios and the notes payable were increased by approximately $2,789 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.

4. Real Estate

      In October 2004, DVL entered into an Agreement with the owners of the properties which were subject to a leasehold held by the Company, pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space at the property, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $405 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

5. Transactions with Affiliates

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

                                             Fee Income                     Fee Income
                          Fee Income For   For The Three  Fee Income For    For The Six
                         The Three Months      Months     The Six Months      Months
                              Ended            Ended          Ended            Ended
          Affiliate          06/30/05         06/30/04      06/30/05         06/30/04
          ---------          --------         --------      --------         --------
      NPO and Blackacre       $198             $  6           $204             $ 12
      NPO                     $ 32             $ 43           $ 64             $ 98

Monies Paid

A. The Company recorded fees to NPO of $348 and $340 for the six months ended June 30, 2005 and 2004, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2005 and 2004 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees representing compensation and reimbursement of expenses for collection services as follows:

                           Fees Recorded
      Fees Recorded           For The         Fees Recorded        Fees Recorded
      For The Three        Three Months        For The Six          For The Six
      Months Ended             Ended          Months Ended          Months Ended
        06/30/05             06/30/04           06/30/05              06/30/04
        --------             --------           --------              --------
        $     45             $     50           $     72              $     77

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group, whose members are affiliates of NPO, was paid brokerage fees as follows:

                           Fees Recorded
      Fees Recorded           For The         Fees Recorded        Fees Recorded
      For The Three        Three Months        For The Six          For The Six
      Months Ended             Ended          Months Ended          Months Ended
        06/30/05             06/30/04           06/30/05              06/30/04
        --------             --------           --------              --------
        $      -             $      -           $      -              $     13

C. Interest expense on amounts due to affiliates was as follows:

                 Three Months     Three Months     Six Months         Six Months
                    Ended            Ended           Ended              Ended
                  06/30/05         06/30/04         06/30/05          06/30/04
                  --------         --------         --------          --------
      Blackacre   $     83         $     78         $    163          $    155
      NPO                1                2                3                 3
                  --------         --------         --------          --------
                  $     84         $     80         $    166          $    158
                  ========         ========         ========          ========

6. Contingent Liabilities

      During the six months ended June 30, 2005 and 2004 the Company expensed approximately $92 and $266, respectively, for amounts due to the Limited Partnership Settlement Fund of which $-0-, was accrued at June 30, 2005 and 2004. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

7. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At June 30, 2005, shares underlying the Warrants aggregated 35,023,436 at an exercise price of $.05. No warrants have been exercised through June 30, 2005.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three and six months ended June 30, 2005 and 2004.

                                                                             Three Months Ended June 30,
                                                                             ---------------------------
                                                                   2005                                       2004
                                                ----------------------------------------   ----------------------------------------
                                                              Weighted                                   Weighted
                                                              Average                                    Average
                                                             Number of      Per Share                   Number of      Per Share
                                                  Amount       Shares         Amount         Amount       Shares         Amount
                                                ----------   ----------   --------------   ----------   ----------   --------------
Basic EPS,
Net income available to common stockholders     $      818   38,315,466   $          .02   $      735   27,738,402   $          .03
                                                                          ==============                             ==============

Effect of litigation settlement notes                   --           --                            45   10,175,989

Effect of dilutive stock options and warrants           --   20,624,212                            --   17,695,423
                                                ----------   ----------                    ----------   ----------

Diluted EPS,
Net income available to common stockholders     $      818   58,939,678   $          .01   $      780   55,609,814   $          .01
                                                ==========   ==========   ==============   ==========   ==========   ==============

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                   2005                                       2004
                                                ----------------------------------------   ----------------------------------------
                                                              Weighted                                   Weighted
                                                              Average                                    Average
                                                             Number of      Per Share                   Number of      Per Share
                                                  Amount       Shares         Amount         Amount       Shares         Amount
                                                ----------   ----------   --------------   ----------   ----------   --------------
Basic EPS,
Net income available to common stockholders     $    1,175   38,315,466   $          .03   $      864   27,738,402   $          .03
                                                                          ==============                             ==============

Effect of litigation settlement notes                   --           --                            89    9,403,372

Effect of dilutive stock options and warrants           --   20,518,516                            --   18,155,673
                                                ----------   ----------                    ----------   ----------

Diluted EPS,
Net income available to common stockholders     $    1,175   58,833,982   $          .02   $      953   55,297,447   $          .02
                                                ==========   ==========   ==============   ==========   ==========   ==============

9. Segment Information

The Company has three reportable segments; real estate, residual interests and the defibrillator segment. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The defibrillator business is comprised of the sale of defibrillator equipment and related training services. The corporate/other net
(loss) income of $16 and $(28) in 2005 and 2004 respectively, include $171 and $-0- of deferred income tax benefit, respectively.

                                                               June 30,
                                                               --------
                                                          2005           2004
                                                        --------       --------
 Revenues
   Real estate                                          $  2,383       $  2,629
   Residual interests                                      2,354          2,182
   Defibrillator                                              41             --
   Corporate/other                                            32             18
                                                        --------       --------

Total consolidated revenues                             $  4,810       $  4,829
                                                        ========       ========

Net income (loss)
   Real estate                                          $    208       $    178
   Residual interests                                        985            898
   Defibrillator                                            (115)            --
   Corporate/other                                            16            (28)
                                                        --------       --------

Total income from continuing operations                 $  1,094       $  1,048
                                                        ========       ========

Assets
   Real estate                                          $ 36,945       $ 35,873
   Residual interests                                     40,791         34,478
   Defibrillator                                              38             --
   Corporate/other                                         2,169          1,814
                                                        --------       --------

Total consolidated assets                               $ 79,943       $ 72,165
                                                        ========       ========

10. Discontinued Operations

The Company classifies certain real estate holdings as held for sale and has disposed of certain real estate assets. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the six months ended June 30, 2005 and 2004 are summarized as follows:

                                                                 June 30,
                                                             2005        2004
                                                            -------     -------
      Income (loss) from discontinued
        operations                                          $    81     $  (184)
                                                            =======     =======

      Other assets and other liabilities of discontinued operations at June 30, 2005 and 2004 are summarized as follows:

                                                                 June 30,
                                                             2005        2004
                                                            -------     -------
      Other assets                                          $   694     $   363
                                                            =======     =======
      Other liabilities                                     $    --     $    78
                                                            =======     =======

11. Subsequent Events

      The Company sold a real estate asset in July, 2005 which is currently classified as discontinued operations. The sales price of $420 resulted in a gain of approximately $91. In connection with the sale the Company satisfied a loan which encumbered the property. As a result of the satisfaction of such loan, the Company recognized a contingent liability to the Limited Partnership Settlement Fund of approximately $158 in July 2005.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Form 10-K filed with the SEC on March 31, 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

DVL had income from continuing operations of $749 and $735 for the three months ended June 30, 2005 and 2004, respectively.

Interest income on mortgage loans from affiliates increased and interest expense on underlying mortgages decreased. The Company purchased various mortgages in December of 2004 and the income from these mortgages increased income.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Interest income on mortgage loans              $     758          $     594
Interest expense on underlying mortgages       $     246          $     256

Gain on satisfaction of mortgage loans was as follows:

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $      --                  $     502

The gains in 2004 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than their carrying values.

Management fees increased as a result of a fee earned for the Company's role in completing the sale of land by an affiliate of NPO and Blackacre.

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     230                  $      49

Transaction and other fees from affiliated limited partnerships were as follows:

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $      34                  $      70

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Interest income on residual interest           $   1,207          $   1,084
Interest expense on related notes payable      $     696          $     625

The increase in net rental income was the result of decreased operating costs at the properties.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Net rental income from others                  $     251          $     172
Gross rental income from others                $     363          $     371

General and administrative expenses increased. The primary reason for the increase was a $14 increase in employee costs and a $22 increase in consulting fees relating to the Company's defibrillator and medical training business.

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     409                  $     374

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     177                  $     171

Legal and professional fees decreased as a result of decreased number of property sales by the Company.

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $      62                  $      97

Interest expense on the notes related to the Company's 1993 litigation settlement decreased because all of the notes were redeemed at the end of 2004.

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $       -                  $      45

Interest expense relating to other debts decreased primarily due to decreases in amortization of prepaid financing costs which are included in interest expense.

                 Three Months Ended          Three Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     208                  $     242

The Company accrued expenses of $141 and $-0- for alternative minimum taxes in the three months ended June 30, 2005 and 2004, respectively. The Company recognized $82 and $-0- of income tax benefits in the three months ended June 30, 2005 and 2004, respectively, as a result of a reduction in the valuation allowance on deferred tax assets. This resulted in income tax benefit (expense) as follows:

                                          Three Months Ended  Three Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Income tax expense                             $     (59)         $      --

Discontinued operations consist of the operations of real estate assets the Company considers as held for sale or has disposed of.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Income from discontinued operations            $      69          $      --

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

DVL had income from continuing operations of $1,094 and $1,048 for the six months ended June 30, 2005 and 2004, respectively.

Interest income on mortgage loans from affiliates increased and interest expense on underlying mortgages decreased. The Company purchased various mortgages in December of 2004 and the income from these mortgages increased income.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Interest income on residual interest           $   1,484          $   1,236
Interest expense on related notes payable      $     509          $     528

Gain on satisfaction of mortgage loans was as follows:

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $       -                  $     502

The gains in 2004 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than their carrying values.

Management fees increased as a result of a fee earned for the Company's role in completing the sale of land by an affiliate of NPO and Blackacre.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     268                  $     110

Transaction and other fees from affiliated limited partnerships were as follows:

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $      34                  $     108

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Interest income on residual interest           $   2,354          $   2,182
Interest expense on related notes payable      $   1,358          $   1,281

                                           Six Months Ended    Six Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
Net rental income from others                  $     369          $    352
Gross rental income from others                $     709          $    727

The increase in net rental income from 2004 to 2005 was the result of decreased operating costs at the properties.

The decrease in distributions from investments from others resulted primarily from receiving an $84 distribution from the Opportunity Fund in 2004.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $      46                  $     133

General and administrative expenses increased. The primary reason for the increase was a $30 increase in employee costs and a $53 increase in consulting fees relating to the Company's defibrillator and medical training business.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     839                  $     741

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     348                  $     340

Legal and professional fees decreased in 2005 vs. 2004 as a result of a decrease in the number of property sales by the Company.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     132                  $     171

Recovery of provision for losses represents monies received that had previously been written off as uncollectible.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     (30)                 $       -

Interest expense on the notes related to the Company's 1993 litigation settlement decreased as a result of all the notes being redeemed at the end of 2004.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $       -                  $      89

Interest expense related to other debts decreased primarily due to decreases in amortization of prepaid financing costs which are included in interest expense.

                  Six Months Ended            Six Months Ended
                    June 30, 2005              June 30, 2004
                    -------------              -------------
                      $     399                  $     448

The Company accrued expenses of $166 and $25 for alternative minimum taxes in the six months ending June 30, 2005 and 2004, respectively. The Company recognized $171 and $-0- of income tax benefits in 2005 and 2004, respectively, as a result of a reduction in the valuation allowance on deferred tax assets. This resulted in income tax benefit (expense) as follows:

                                           Six Months Ended    Six Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
      Income tax benefit (expense)             $       5          $     (25)

Discontinued operations for 2004 included a $100 impairment write down on a property that was subsequently disposed of.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2005      June 30, 2004
                                             -------------      -------------
      Income (loss) from
      discontinued operations                  $      81          $    (184)

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

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least August of 2006. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

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

Acquisitions and Financings

Loans which are scheduled to become due through 2010 are as follows:

                                                                                                  Outstanding
                                                                                   Original        Principal
                                                                                     Loan         Balance at             Due
               Purpose                                Creditor                      Amount       June 30, 2005           Date
               -------                                --------                      ------       -------------           ----
Repurchase of Notes
Issued by the Company                         Blackacre (1)                        $  1,560        $  2,406            01/05/06

Purchase of Mortgages, and
Refinancing of Existing Mortgages             Unaffiliated Bank (2)(3)
                                                                                   $  1,450        $    971            05/01/09

Purchase of a Mortgage and Refinancing
of Existing Mortgages                         Unaffiliated Bank (2)(3)
                                                                                   $  1,450        $    183            11/30/06

Purchase of Real Estate Assets
                                              Unaffiliated Bank (4)                $  4,500        $  4,529            09/01/05

Purchase of Real Estate                       Unaffiliated Bank (5)
Assets                                                                             $  2,668        $  2,505            06/30/08

Purchase of Mortgages                         Unaffiliated Bank (6)                $  1,400        $  1,350            01/31/09

      (1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company intends to repay and/or refinance the outstanding principal amount prior to the due date. There can be no assurance that the Company will be able to refinance such loan on acceptable terms or at all. The inability of the Company to refinance such loan would have a material adverse effect on the Company's financial condition.
      (2)   This loan self-amortizes.
      (3) Interest rate is prime plus 1.5% per annum payable monthly. This loan was paid in full during July 2005.
      (4) Interest rate is 7.5% per annum. Monthly payments are interest only. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.
      (5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
      (6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.

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

QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      DVL has no substantial cash flow exposure due to interest rate changes for long- term debt obligations, because a majority of the long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount, the acquisition of mortgage loans or the purchase of real estate assets.

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

August 12, 2005