Form 10QSB
period 2005-09-30
DVL INC /DE/
filed 2005-11-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               -------------------------------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes: |X| No:
|_|

      Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: |_| No: |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

          Class                                 Outstanding at November 14, 2005
          -----                                 --------------------------------

Common Stock, $.01 par value                               38,315,466

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1 - Financial Statements:                                       Pages

      Consolidated Balance Sheets -
      September 30, 2005 (unaudited) and December 31, 2004                 1 - 2

      Consolidated Statements of Operations -
      Three Months Ended September 30, 2005 (unaudited)
      2004 (unaudited)                                                      3, 5

      Consolidated Statements of Operations -
      Nine Months Ended September 30, 2005 (unaudited) and
      2004 (Unaudited)                                                      4, 5

      Consolidated Statement of Shareholder's Equity -
      Nine Months Ended September 30, 2005 (unaudited)                         6

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2005 (unaudited) and
      2004 (unaudited)                                                     7 - 8

      Notes to Consolidated Financial Statements (unaudited)              9 - 14

      Item 2 - Management's Discussion and Analysis or
      Plan of Operation                                                  15 - 22

      Item 3 - Controls and Procedures                                        22

Part II. Other Information:

      Item 6 - Exhibits                                                  23 - 27

      Signature                                                               24

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 September 30,  December 31,
                                                                     2005           2004
                                                                 -------------  ------------
                                                                  (unaudited)
ASSETS

Residual interests in securitized portfolios                       $ 41,988       $ 37,334
                                                                   --------       --------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $20,625 for 2005 and $21,397 for 2004)
                                                                     25,836         27,151

    Allowance for loan losses                                         2,386          2,386
                                                                   --------       --------

    Net mortgage loans receivable                                    23,450         24,765
                                                                   --------       --------

Cash (including restricted cash of $24 and $176 for 2005
   and 2004)                                                          2,194          2,768

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $737 for 2005 and $589 for 2004)                  7,850          7,928

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2005 and 2004)                                  923            918

Net deferred tax asset                                                2,259          1,998

Other assets                                                            935          1,053

Other assets of discontinued operations                                 466            598
                                                                   --------       --------

Total assets                                                       $ 80,065       $ 77,362
                                                                   ========       ========

                                    (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                 September 30,  December 31,
                                                                     2005           2004
                                                                 -------------  ------------
                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                             $ 36,364       $ 32,648
    Underlying mortgages payable                                     12,587         14,485
    Debt - other                                                      9,267          9,921
    Debt - affiliates                                                 2,481          2,456
    Redeemed notes payable-litigation settlement                        789            790
    Fees due to affiliates                                               50             44
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $147 for
      2005 and $16 for 2004)                                            574            486
    Liabilities of discontinued operations                               --            115
                                                                   --------       --------
  Total liabilities                                                  62,112         60,945
                                                                   --------       --------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                         1              1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2005 and 2004, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 38,315,466 for 2005 and
     2004                                                               383            383
     Additional paid-in capital                                      97,635         97,632
     Deficit                                                        (80,066)       (81,599)
                                                                   --------       --------

     Total shareholders' equity                                      17,953         16,417
                                                                   --------       --------

     Total liabilities and shareholders' equity                    $ 80,065       $ 77,362
                                                                   ========       ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                               -------------------
                                                                2005        2004
                                                               -------     -------
Income from affiliates:

   Interest on mortgage loans                                  $   529     $   567
   Partnership management fees                                      69          67
   Management fees                                                  40          39
   Transaction and other fees from partnerships                     --          40
   Distributions from partnerships                                  25          70

Income from others:

   Interest income - residual interests                          1,240       1,067
   Net rental income (including depreciation and
     amortization of $45 for 2005 and $45 for 2004)                195         168
   Other income and interest                                        11          12
                                                               -------     -------

                                                                 2,109       2,030
                                                               -------     -------

Operating expenses:
   General and administrative                                      351         333
   Asset Servicing Fee - NPO Management LLC                        177         172
   Legal and professional fees                                      47          40

Interest expense:

   Underlying mortgages                                            233         243
   Notes payable - residual interests                              713         617
   Affiliates                                                       83          78
   Litigation Settlement Notes                                      --          50
   Others                                                          206         185
                                                               -------     -------

                                                                 1,810       1,718
                                                               -------     -------

Income from continuing operations before income tax benefit        299         312

Income tax benefit                                                  66         167
                                                               -------     -------

Income from continuing operations                                  365         479

Loss from discontinued operations - net of tax
  of $-0- in both periods                                          (96)        (18)
                                                               -------     -------

Net income                                                     $   269     $   461
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                Nine Months Ended
                                                                  September 30,
                                                               -------------------
                                                                2005        2004
                                                               -------     -------
Income from affiliates:

   Interest on mortgage loans                                  $ 2,013     $ 1,803
   Gain on satisfaction of mortgage loans                           --         502
   Partnership management fees                                     230         210
   Management fees                                                 308         149
   Transaction and other fees from partnerships                     34         148
   Distributions from partnerships                                  76         115

Income from others:

   Interest income - residual interests                          3,594       3,249
   Net rental income (including depreciation and
      amortization of $148 for 2005 and $139 for 2004)             564         520
   Distributions from investments                                   46         133
   Other income and interest                                        43          30
                                                               -------     -------

                                                                 6,908       6,859
                                                               -------     -------

Operating expenses:
   General and administrative                                    1,074       1,074
   Asset Servicing Fee - NPO Management LLC                        525         512
   Legal and professional fees                                     169         211
   Recovery of provision for losses                                (30)         --

Interest expense:

   Underlying mortgages                                            742         771
   Notes payable - residual interests                            2,071       1,898
   Affiliates                                                      249         236
   Litigation Settlement Notes                                       -         139
   Others                                                          605         633
                                                               -------     -------

                                                                 5,405       5,474
                                                               -------     -------

Income from continuing operations before income tax
  benefit                                                        1,503       1,385

Income tax benefit                                                  71         142
                                                               -------     -------

Income from continuing operations                                1,574       1,527

Loss from discontinued operations - net of tax of
   $-0- in both periods                                            (41)       (202)
                                                               -------     -------

Net income                                                     $ 1,533     $ 1,325
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                 ---------------------------------     ---------------------------------
                                                      2005              2004               2005               2004
                                                 --------------     --------------     --------------     --------------
Basic earnings per share:

  Income from continuing operations              $          .01     $          .02     $          .04     $          .06
  Loss from discontinued operations                        (.00)              (.00)              (.00)              (.01)
                                                 --------------     --------------     --------------     --------------
  Net Income                                     $          .01     $          .02     $          .04     $          .05
                                                 ==============     ==============     ==============     ==============

Diluted earnings per share:

   Income from continuing operations             $          .01     $          .01     $          .03     $          .03
   Loss from discontinued operations                       (.00)              (.00)              (.00)              (.00)
                                                 --------------     --------------     --------------     --------------
   Net Income                                    $          .01     $          .01     $          .03     $          .03
                                                 ==============     ==============     ==============     ==============

Weighted average shares outstanding - basic          38,315,466         27,738,402         38,315,466         27,738,402
Effect of dilutive securities                        20,797,350         28,867,943         20,583,690         29,535,750
                                                 --------------     --------------     --------------     --------------

Weighted average shares outstanding - diluted        59,112,816         56,606,345         58,899,156         57,274,152
                                                 ==============     ==============     ==============     ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                  Preferred Stock              Common Stock               Additional
                               --------------------     --------------------------         Paid - In
                               Shares        Amount       Shares            Amount          Capital            Deficit       Total
                               ------        ------     ----------          ------        ----------          ---------     --------
Balance - January 1, 2005         100        $    1     38,315,466          $  383          $ 97,632          $(81,599)     $ 16,417

Net income                         --            --             --              --                --             1,533         1,533

Effect of issuance of options      --            --             --              --                 3                --             3
                                  ---        ------     ----------          ------          --------          --------      --------

Balance - September 30, 2005      100        $    1     38,315,466          $  383          $ 97,635          $(80,066)     $ 17,953
                                  ===        ======     ==========          ======          ========          ========      ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                             2005        2004
                                                            -------     -------
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                          $ 1,574     $ 1,527
  Adjustments to reconcile income to net cash provided
   by operating activities from continuing operations
   Interest income accreted on residual interests              (542)       (325)
   Accrued interest added to indebtedness                       225         212
   Gain on satisfactions of mortgage loans                       --        (502)
   Issuance of options                                            3           5
   Depreciation                                                 148         139
   Amortization of unearned interest on loan receivables       (772)       (326)
   Imputed interest on notes                                     --         139
   Net increase in deferred tax asset                          (261)       (137)
   Net decrease (increase) in prepaid financing
     and other assets                                           118        (271)
   Net decrease in accounts payable, security deposits
     and accrued liabilities                                    (41)        (70)
   Net increase (decrease) in fees due to affiliates              6        (175)
   Net increase in deferred income                              129         137
                                                            -------     -------
   Net cash provided by continuing operations                   587         353
                                                            -------     -------

Discontinued operations:
   Loss from discontinued operations - net of tax               (41)       (202)
   Adjustment to reconcile loss to net cash used
     in discontinued operations
   Loss on sale of real estate                                   --          26
   Impairment on real estate lease interests                     --         100
   Net decrease in assets and liabilities of discontinued
    Operations                                                 (154)         --
                                                            -------     -------
   Net cash used in discontinued operations                    (195)        (76)
                                                            -------     -------
   Net cash provided by operating activities                    392         277
                                                            -------     -------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                             2005        2004
                                                            -------     -------
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                           $ 2,087     $ 2,786
  Real estate acquisitions and capital improvements             (70)        (69)
  Proceeds from insurance settlement                             --         132
  Net (increase) decrease in affiliated limited
     partnership interests                                       (5)         45
                                                            -------     -------
    Net cash provided by continuing investing activities      2,012       2,894
                                                            -------     -------

Discontinued operations:
  Proceeds from the sale of real estate                         171         174
                                                            -------     -------
    Cash provided by discontinued investing activities          171         174
                                                            -------     -------

    Net cash provided by investing activities                 2,183       3,068
                                                            -------     -------

Cash flows from financing activities:

Continuing operations:
   Proceeds from new borrowings                                 500         949
   Principal payments on debt                                (1,354)       (979)
   Payments on underlying mortgages payable                  (1,898)     (1,902)
   Payments on notes payable - residual interest               (396)       (440)
   Payments related to debt redemptions                          (1)         (5)
                                                            -------     -------

     Net cash used in financing activities                   (3,149)     (2,377)
                                                            -------     -------

Net (decrease) increase in cash                                (574)        968
Cash, beginning of period                                     2,768       2,176
                                                            -------     -------

Cash, end of period                                         $ 2,194     $ 3,144
                                                            =======     =======

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                 $ 3,565     $ 3,288
                                                            =======     =======

   Cash paid for income taxes                               $   168     $    --
                                                            =======     =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      increase (decrease)                                   $ 4,112     $  (177)
                                                            =======     =======

    Notes payable - residual interests - increase
      (decrease)                                            $ 4,112     $  (177)
                                                            =======     =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the financial position of DVL and the results of its operations for the periods set forth herein. The results of the Company's operations for the nine months ended September 30, 2005 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2004.

2. Reclassifications

      Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through September 30, 2005, the residual interest in securitized portfolios and the notes payable were increased by approximately $3,784 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      The Company's wholly owned subsidiary, S2 Holdings, Inc. ("S2"), owns 99.99% Class B member interests in Receivables II A, LLC and Receivables II B, LLC which own five securitized receivable pools. Receivables II A, LLC and Receivables II B, LLC are consolidated into S2 for financial statement reporting purposes.

      The Company considered Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" when consolidating S2's ownership of its member interests. The Company determined that S2's member interests do not meet the definition of variable interest entities.

4. Real Estate

      In October 2004, DVL entered into an Agreement with the owners of the properties which were subject to a leasehold held by the Company, pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space at the property, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $466 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

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

                              Fee Income         Fee Income        Fee Income        Fee Income
                            For The Three      For The Three     For The Nine      For The Nine
          Affiliate          Months Ended       Months Ended      Months Ended      Months Ended
                               09/30/05           09/30/04          09/30/05          09/30/04
                               --------           --------          --------          --------
      NPO and Blackacre        $      6           $      6          $    210          $     18
      NPO                      $     34           $     33          $     98          $    131

Monies Paid

A. The Company recorded fees to NPO of $525 and $512 for the nine months ended September 30, 2005 and 2004, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with administrative and advisory services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2005 and 2004 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees representing compensation and reimbursement of expenses for collection services as follows:

      Fees Recorded Fees Recorded For Fees Recorded For Fees Recorded For The Three The Three Months The Nine Months For The Nine
      Months Ended            Ended                 Ended           Months Ended
        09/30/05             09/30/04              09/30/05           09/30/04
        --------             --------              --------           --------
        $     27             $     27              $     99           $    104

In connection with the sales of property owned by affiliated limited partnerships, a licensed real estate brokerage affiliate of the Pembroke Group, whose members are affiliates of NPO, was paid brokerage fees by such partnerships as follows:

      Fees Recorded Fees Recorded For Fees Recorded For Fees Recorded For The Three The Three Months The Nine Months For The Nine
      Months Ended            Ended                 Ended           Months Ended
        09/30/05             09/30/04              09/30/05           09/30/04
        --------             --------              --------           --------
        $     --             $     --              $     --           $     13

C. Interest expense on amounts due to affiliates was as follows:

                   Three Months     Three Months     Nine Months     Nine Months
                       Ended           Ended            Ended           Ended
                     09/30/05         09/30/04        09/30/05         09/30/04
                     --------         --------        --------         --------
      Blackacre      $     81         $     76        $    244         $    231
      NPO                   2                2               5                5
                     --------         --------        --------         --------
                     $     83         $     78        $    249         $    236
                     ========         ========        ========         ========

6. Contingent Liabilities

      During the nine months ended September 30, 2005 and 2004 the Company expensed approximately $254 and $108, respectively, for amounts due to the Limited Partnership Settlement Fund of which $-0-, was accrued at September 30, 2005 and 2004. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

7. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a fully diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At September 30, 2005, shares underlying the Warrants aggregated 35,004,515 at an exercise price of $.05 per share. No warrants have been exercised through September 30, 2005.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three and nine months ended September 30, 2005 and 2004.

                                                                          Three Months Ended September 30,
                                                                          --------------------------------
                                                                  2005                                        2004
                                                                  ----                                        ----
                                                             Weighted Average                           Weighted Average
                                                                Number of     Per Share                     Number of      Per Share
                                                   Amount         Shares       Amount       Amount            Shares        Amount
                                                   ------         ------       ------       ------            ------        ------
Basic EPS,
Net income available to common stockholders      $      269      38,315,466     $   .01    $      461       27,738,402      $   .02
                                                                                =======                                     =======

Effect of litigation settlement notes                    --              --                        50       10,577,035

Effect of dilutive stock options and warrants            --      20,797,350                        --       18,290,908
                                                 ----------      ----------                ----------       ----------

Diluted EPS,
Net income available to common stockholders      $      269      59,112,816     $   .01    $      511       56,606,345      $   .01
                                                 ==========      ==========     =======    ==========       ==========      =======

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                  2005                                        2004
                                                                  ----                                        ----
                                                             Weighted Average                           Weighted Average
                                                                Number of     Per Share                     Number of      Per Share
                                                   Amount         Shares       Amount       Amount            Shares        Amount
                                                   ------         ------       ------       ------            ------        ------
Basic EPS,
Net income available to common stockholders      $    1,533      38,315,466     $   .04    $    1,325       27,738,402      $   .05
                                                                                =======                                     =======

Effect of litigation settlement notes                    --              --                       139       10,577,035

Effect of dilutive stock options and warrants            --      20,583,690                        --       18,958,715
                                                 ----------      ----------                ----------       ----------

Diluted EPS,
Net income available to common stockholders      $    1,533      58,899,156     $   .03    $    1,464       57,274,152      $   .03
                                                 ==========      ==========     =======    ==========       ==========      =======

9. Segment Information

The Company has two reportable segments; real estate and residual interests. During the fourth quarter of 2005 the Company discontinued its defibrillator segment. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $(130) and $165 in 2005 and 2004 respectively, include $261 and $137 of deferred income tax benefit, respectively.

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2005         2004
                                                           --------     --------
       Revenues
         Residual interests                                $  3,594     $  3,249
         Real estate                                          3,271        3,580
         Corporate/other                                         43           30
                                                           --------     --------

      Total consolidated revenues                          $  6,908     $  6,859
                                                           ========     ========

      Net income (loss)
         Residual interests                                $  1,507     $  1,346
         Real estate                                            197           16
         Corporate/other                                       (130)         165

      Total income from continuing operations              $  1,574     $  1,527
                                                           ========     ========

      Assets
         Residual interests                                $ 42,056     $ 36,810
         Real estate                                         35,750       34,998
         Corporate/other                                      2,259        1,951
                                                           --------     --------

      Total consolidated assets                            $ 80,065     $ 73,759
                                                           ========     ========

10. Discontinued Operations

The Company classifies certain real estate holdings as held for sale and has disposed of certain real estate assets. The Company discontinued its defibrillator business during the fourth quarter. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the nine months ended September 30, 2005 and 2004 are summarized as follows:

                                                               September 30,
                                                             2005         2004
                                                             ----         ----

      Loss from discontinued operations                    $   (41)     $  (202)
                                                           =======      =======

      Other assets and other liabilities of discontinued operations at September 30, 2005 and 2004 are summarized as follows:

                                                               September 30,
                                                             2005         2004
                                                             ----         ----

      Other assets                                         $   466     $   116
                                                           =======      =======
      Other liabilities                                    $    --     $    61
                                                           =======      =======

11. Subsequent Event

The Company sold its defibrillator business to a non-affiliated purchaser for a purchase price of $225 (payable as provided below) during the fourth quarter of 2005. The Company expects to receive the greater of $2 per month or 35% of the cash flow as payment of the purchase price.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Form 10-K filed with the SEC on March 31, 2005.

RECENT DEVELOPMENT

      The Company sold its defibrillator business to a non-affiliated purchaser for a purchase price of $225 during the fourth quarter of 2005.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

DVL had income from continuing operations of $365 and $479 for the three months ended September 30, 2005 and 2004, respectively.

Interest income on mortgage loans from affiliates increased to $687 (before the recognition of a contingent liability of $158) and interest expense on underlying mortgages decreased. The Company purchased various mortgages in December of 2004 and the income from these mortgages increased interest income. As a result of the satisfaction of a loan, the Company recognized a contingent liability to the Limited Partnership Settlement Fund of $158 which reduced interest income on mortgage loans.

                                                  Three Months Ended    Three Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Interest income on mortgage loans               $       529           $       567
      Interest expense on underlying mortgages        $       233           $       243

Transaction and other fees from affiliated limited partnerships were as follows:

                  Three Months Ended                  Three Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $               --                  $               40

Transaction fees are earned by the Company in connection with sales of Partnership properties. No partnership properties were sold during the three months ended September 30, 2005.

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                  Three Months Ended    Three Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Interest income on residual interest            $     1,240           $     1,067
      Interest expense on related notes payable       $       713           $       617

The increase in net rental income was the result of decreased operating costs at the properties.

                                                  Three Months Ended    Three Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Net rental income from others                   $       195           $       168
      Gross rental income from others                 $       362           $       362

General and administrative expenses increased. The 2004 expenses were reduced by a $22 reimbursement from an affiliated limited partnership.

                  Three Months Ended                  Three Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              351                  $              333

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                  Three Months Ended                  Three Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              177                  $              172

Legal and professional fees increased as a result of fee incurred related to the Company's Fort Edward property.

                  Three Months Ended                  Three Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $               47                  $               40

Interest expense on the notes related to the Company's 1993 litigation settlement decreased because all of the notes were redeemed at the end of 2004.

                  Three Months Ended                  Three Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $               --                  $               50

Interest expense relating to other debts increased primarily due to increases in interest rates on variable rate bank loans.

                  Three Months Ended                  Three Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              206                  $              185

The Company accrued expenses of $24 and $(30) for alternative minimum taxes in the three months ended September 30, 2005 and 2004, respectively. The Company recognized $90 and $137 of income tax benefits in the three months ended September 30, 2005 and 2004, respectively, as a result of a reduction in the valuation allowance on deferred tax assets. This resulted in income tax benefit (expense) as follows:

                                                  Three Months Ended    Three Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Income tax benefit                              $        66           $       167

Discontinued operations consist of the operations of real estate assets and segments the Company considers as held for sale or has disposed of. Included in the loss from discontinued operations for the three months ended September 30, 2005 is $185 of losses related to the discontinued defibrillator business.

                                                  Three Months Ended    Three Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Loss from discontinued operations               $       96            $       18

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

DVL had income from continuing operations of $1,574 and $1,527 for the nine months ended September 30, 2005 and 2004, respectively.

Interest income on mortgage loans from affiliates increased to $2,171 (before the recognition of a contingent liability of $158) and interest expense on underlying mortgages decreased. The Company purchased various mortgages in December of 2004 and the income from these mortgages increased interest income. As a result of the satisfaction of a loan, the Company recognized a contingent liability to the Limited Partnership Settlement Fund of $158 which reduced interest income on mortgage loans.

                                                  Nine Months Ended     Nine Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Interest income on mortgage loans               $     2,013           $     1,803
      Interest expense on underlying mortgages        $       742           $       771

Gain on satisfaction of mortgage loans was as follows:

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $               --                  $              502

The gains in 2004 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than their carrying values.

Management fees increased as a result of a fee earned for the Company's role in completing the sale of land by an affiliate of NPO and Blackacre.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              308                  $              149

Transaction and other fees from affiliated limited partnerships were as follows:

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $               34                  $              148

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                  Nine Months Ended     Nine Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Interest income on residual interest            $     3,594           $     3,249
      Interest expense on related notes payable       $     2,071           $     1,898

                                                  Nine Months Ended     Nine Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Net rental income from others                   $     564             $       520
      Gross rental income from others                 $   1,071             $     1,089

The increase in net rental income from 2004 to 2005 was the result of decreased operating costs at the properties.

The decrease in distributions from investments from others resulted primarily from receiving an $84 distribution from the Opportunity Fund in 2004.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $               46                  $              133

General and administrative expenses were unchanged.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $            1,074                  $            1,074

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              525                  $              512

Legal and professional fees decreased in 2005 vs. 2004 as a result of a decrease in the number of property sales by the Company.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              169                  $              211

Recovery of provision for losses represents monies received that had previously been written off as uncollectible.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              (30)                 $               --

Interest expense on the notes related to the Company's 1993 litigation settlement decreased as a result of all the notes being redeemed at the end of 2004.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $               --                  $              139

Interest expense related to other debts decreased primarily due to decreases in amortization of prepaid financing costs which are included in interest expense.

                  Nine Months Ended                   Nine Months Ended
                  September 30, 2005                  September 30, 2004
                  ------------------                  ------------------
                  $              605                  $              633

The Company accrued expenses of $190 and $(5) for alternative minimum taxes in the nine months ending September 30, 2005 and 2004, respectively. The Company recognized $261 and $137 of income tax benefits in 2005 and 2004, respectively, as a result of a reduction in the valuation allowance on deferred tax assets. This resulted in an income tax benefit as follows:

                                                  Nine Months Ended     Nine Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Income tax benefit                              $        71           $       142

Discontinued operations for 2004 included a $100 impairment write down on a property that was subsequently disposed of.

                                                  Nine Months Ended     Nine Months Ended
                                                  September 30, 2005    September 30, 2004
                                                  ------------------    ------------------
      Loss from discontinued operations               $        41           $      202

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

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current operating cash requirements through at least November of 2006. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

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

Acquisitions and Financings

Loans which are scheduled to become due through 2010 are as follows:

                                                                                 Original         Outstanding
                                                                                   Loan       Principal Balance at       Due
             Purpose                                 Creditor                     Amount       September 30, 2005        Date
             -------                                 --------                     ------       ------------------        ----
Repurchase of Notes
Issued by the Company                         Blackacre (1)                      $  1,560           $  2,481           01/05/06

Purchase of Mortgages, and
Refinancing of Existing Mortgages             Unaffiliated Bank (2)(3)
                                                                                 $  1,450           $    892           05/01/09

Purchase of Real Estate Assets                Unaffiliated Bank (4)              $  4,500           $  4,531           03/01/06

Purchase of Real Estate                       Unaffiliated Bank (5)
Assets                                                                           $  2,668           $  2,494           06/30/08

Purchase of Mortgages                         Unaffiliated Bank (6)              $  1,400           $  1,350           01/31/09

      (1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The Company intends to repay and/or refinance the outstanding principal amount prior to the due date. Although the Company is currently seeking to refinance this loan, to date no agreement has been entered into with respect to such refinancing and there can be no assurance that the Company will be able to refinance such loan on acceptable terms or at all. The inability of the Company to refinance such loan would have a material adverse effect on the Company's financial condition.
      (2)   This loan self-amortizes.
      (3)   Interest rate is prime plus 1.5% per annum payable monthly.
      (4) Interest rate is 7.5% per annum. Monthly payments are interest only. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.
      (5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
      (6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.

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

      No change occurred in the Company's internal controls concerning financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

November 14, 2005