Form 10KSB
period 2005-12-31
DVL INC /DE/
filed 2006-03-29
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number: 1-8356

                                    DVL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                    13-2892858
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or Organization)

70 East 55th Street, New York, New York                    10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Issuer's telephone number                             (212) 350-9900

      Securities registered under Section 12(b) of the Exchange Act: None
                                                                     ----

      Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, $0.01 par value
      -----------------------------
      (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check mark whether there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

Issuer's revenues for its most recent year were $9,281,790.

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of March 15, 2006 was $3,954,977.

The number of shares outstanding of Common Stock of the Registrant as of March 27, 2006 was 38,315,466.

                                    DVL, INC.

                INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR END DECEMBER 31, 2005

                              ITEMS IN FORM 10-KSB
                               ------------------

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Description of Business                                            1
Item 2.   Description of Property                                            7
Item 3.   Legal Proceedings                                                  7
Item 4.   Submission of Matters to a Vote of Security Holders                7

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           8
Item 6.   Management's Discussion and Analysis or Plan of Operation          9
Item 7.   Financial Statements                                               17
Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                              18
Item 8A.  Controls and Procedure                                             18
Item 8B.  Other Information                                                  18

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act                18
Item 10.  Executive Compensation                                             21
Item 11.  Security Ownership of Certain Beneficial Owners
            And Management and Related Stockholder Matters                   24
Item 12.  Certain Relationships and Related Transactions                     32
Item 13.  Exhibits                                                           35
Item 14.  Principal Accountant Fees and Services                             41

      This 2005 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financing, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

All dollar amounts presented herein are in thousands except share and per share amounts.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

      DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which the Company serves as general partner (each an "Affiliated Limited Partnership") and (c) the ownership of real estate and performance of real estate asset management and administrative services.

(a) DVL is the 99.9% owner of two entities, which are consolidated for financial statement purposes, whose sole assets are the residual interests in five securitized receivable pools. The securitized receivable pools consist of receivables which are the obligations of various insurance companies to pay money over a term of years. DVL receives the residual cash flow from the five securitized receivable pools after payment to unrelated securitized noteholders.

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

(c) DVL is the general partner of approximately 47 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 2.2 million square feet. A majority of the properties are subject to triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The Company also performs real estate and partnership management services for these partnerships. The Company, for numerous reasons detailed in Critical Accounting Policies in Item 6 of this Form 10-KSB, does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and in some cases limited partner interests except where DVL has control, nor does DVL account for such interests on the equity method.

      The Company's other principal assets include (a) real estate interests held for development, and (b) limited partnership interests in certain Affiliated Limited Partnerships.

      The Company derives the majority of its income from (a) the residual interests in securitized receivables portfolios, net of interest expense on the related notes payable, (b) the wrap-around mortgages to Affiliated Limited Partnerships (as a result of the difference in the effective interest rates between the wrap around mortgage and the underlying mortgages), (c) percentage rents received from various tenants of the Affiliated Limited Partnerships, (d) rentals received as a result of its real estate holdings, (e) fees received as General Partner of the Affiliated Limited Partnerships (including disposition and management fees), (f) distributions received as a limited partner in the Affiliated Limited Partnerships, and (g) fees from management contracts.

      As of December 31, 2005, the Company had net operating loss carry-forwards ("NOLS") aggregating approximately $30,000 which expire in various years through 2019. The Company currently expects to utilize $10,000 of the $23,000 of NOLS which will expire through 2007. NOLS benefit the Company by offsetting certain taxable income dollar for dollar by the amount of the NOLS, thereby eliminating substantially all of the U.S. federal corporate tax on such income. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests in securitized portfolios will utilize significant unexpired NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

      DVL believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2007. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See "Management Discussion and Analysis or Plan of Operation."

      Pursuant to the terms of the 1993 settlement of a class action between the limited partners of Affiliated Limited Partnerships and DVL (the "Limited Partner Settlement"), a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments to income were significant enough that no amounts were accrued for 2004 or 2005. However, as a result of cash flows on certain mortgages the Company expensed for amounts due to the fund $230 and $275 in 2005 and 2004, respectively.

      The Company's current strategy is to (i) maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio, (ii) acquire additional mortgages or real estate and (iii) expand through the acquisition of one or more companies to generate additional income and cash flow. The Company anticipates that it would finance any possible future acquisition through new borrowings or the issuance of its common or preferred stock (though in order for the Company to maximize the use of its NOLS the issuance of stock may be limited by the rules affecting the use of operating loss carry-forwards. See Item 11 for a more detailed discussion). There can be no assurance that the Company will be able to identify or acquire businesses. While the Company regularly evaluates and discusses potential acquisitions, the Company currently has no understandings, commitments or agreements with respect to any acquisitions.

      Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company, if such sale, purchase or transfer would in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code. See Changes in Control in Item 11 for a more detailed discussion.

      The principal executive offices of the Company are located at 70 East 55th Street, 7th Floor, New York, New York, 10022. The Company's telephone number is
(212) 350-9900. The Company and its subsidiaries have not engaged in any business activity outside of the United States.

BUSINESS ACTIVITIES

      Residual Interests in Securitized Portfolios

      The Company, through its wholly-owned consolidated subsidiary, S2 Holdings, Inc. ("S2"), owns 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables, II-B LLC, a limited liability company ("Receivables II-B"). The Class B member interests, which are consolidated into S2 for financial statement reporting purposes, entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B receive all of the residual cash flow from five securitized receivable pools after payment to the securitized noteholders. The Company considered Financial Accounting Standards Board Interpretation No. 46R "Consolidation of Variable Interest Entities" when consolidating S2's ownership of its member interests. The Company determined that S2's member interests do not meet the definition of variable interest entities.

      The purchase price for the Class B member interests was paid by the issuance of 8% per annum limited recourse promissory notes by S2. Principal and interest are payable from the future monthly cash flow. The notes mature from August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivable II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2005 was $3,260.

      In accordance with the purchase agreements entered into with respect to the interests in Receivables II-A and Receivables II-B, from the acquisition dates through December 31, 2005, the residual interest in securitized portfolios and the notes payable were increased by approximately $3,772 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      Mortgage Loans

      The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships secured by the types of properties discussed in the Overview Section (c), above. Most of the loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loans over the primary term of the related lease. The Company builds equity in the mortgage loans over time as the principal balance of such underlying mortgage loans are amortized. At December 31, 2005, the Company had investments in 29 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $25,455 (prior to the allowance for loan losses of approximately $2,586). These mortgage loan receivables are subject to underlying mortgage obligations of $11,928.

      Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

      DVL's mortgage portfolio included 23 loans with a net carrying value of $22,754 as of December 31, 2005, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. ("Wal-Mart"). These mortgage loan receivables were subject to underlying mortgage obligations of $11,201 as of December 31, 2005. Wal-Mart is a public company subject to the reporting requirements of the SEC. If Wal-Mart closes a store it remains obligated to pay the rent with respect to such property. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

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

      All of the Company's mortgage loans are pledged to secure the indebtedness of the Company to NPO Management, LLC ("NPO") subject to prior pledges. NPO is engaged in real estate lending and management transactions and is affiliated with certain stockholders and insiders of the Company. See Items 6 and 12 below for a description of certain related transactions involving NPO.

      Loan Portfolio

      The following table sets forth the loans held by the Company, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2005.

                                                       Number     Aggregate    Allowance
                                                         Of         Loan       for Loan
             Type of Loan                               Loans      Amount       Losses
             ------------                            ----------  ----------   ----------
Long-term mortgages due from Affiliated
  Limited Partnerships                                           $   45,787
      Less: unearned interest (1)                                   (20,332)
                                                                 ----------

      Total loans collateralized by mortgages                29      25,455   $    2,586
                                                     ----------  ----------   ----------

Loans collateralized by limited partnership
  Interests                                                  17         229          195
                                                     ----------  ----------   ----------

Advances due from Affiliated Limited Partnerships             6          89           --
                                                     ----------  ----------   ----------

      Total loans                                            52  $   25,773   $    2,781
                                                     ==========  ==========   ==========

----------
(1) Unearned interest represents the unamortized balance of discounts on previously funded Loans.

      Investments in Affiliated Limited Partnerships

      The Company over the years has acquired various limited partnership interests in Affiliated Limited Partnerships. At December 31, 2005 and 2004, the Company's carrying value of such limited partnership interests was $926 and $918, respectively.

      Partnership and Property Management

      The Company is the general partner of approximately 47 Affiliated Limited Partnerships, from which it receives management, transaction and other fees. The Company does not consolidate any of the Affiliated Limited Partnerships, except where the Company has control (see Overview, above). Until November 1, 2004, the Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, was engaged in the management of an industrial property located in Bogota, New Jersey pursuant to a master lease. This master lease permitted PSC to sub-lease the property to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the entity that owns the property.

      In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. As of March 2006, the sale has not yet been consummated and the third party continues to lease space in Bogota. DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $626 as of December 31, 2005 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

      Fees for Services

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, Blackacre Capital Group, L.P. ("BCG"). The fees from management service contracts are as follows:

                                                          2005              2004
                                                          ----              ----
Affiliate of
------------

NPO and BCG                                              $ 216             $  24
NPO                                                      $ 192             $ 223

      Real Estate Holdings

      The Company, directly and through various wholly owned subsidiaries, currently owns (or disposed of during the current year) the following properties:

(1) Eight buildings totaling 347,000 square feet on eight acres located in an industrial park in Kearny, NJ leased to various unrelated tenants, ("DelToch").

      This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey. The Company is currently negotiating with the Town of Kearny to be designated as the developer for the site as well as other sites along Passaic Avenue. There can be no assurance that the Company will be designated as the developer for such site or any other site along Passaic Avenue. Pending final resolution of this issue, the Company continues to lease the property to multiple tenants and receives a positive cash flow from the property.

(2) An 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which adjoins the property described above.

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. During 2004 the Company reduced the carrying value by the insurance proceeds from a vandalism claim. The property is currently being carried at $137.

      Employees

      The Company currently leases its employees under an employee "leasing" contract with Compensation Solutions, Inc. ("CSI"). Under such agreement, all personnel working for the Company, including the Company's executive officers, are actually employed by CSI and "leased" to the Company. CSI provides such employees with their medical, unemployment, workmen's compensation and disability insurance through group insurance plans maintained by CSI for the Company and other clients of CSI. Pursuant to the contract, the cost of such insurance as well as the payroll obligations for the leased employees is funded by the Company to CSI, and CSI is required to then apply such proceeds to cover the payroll and administrative costs to the employees. Should CSI fail to meet its obligations under the contract, the Company would be required to either locate a substitute employee leasing firm or directly re-employ its personnel. The contract had an initial term of one year and is now cancelable upon 30 days written notice by either party.

      As of March 27, 2006, the Company had 10 employees leased through CSI, all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's employees are not represented by any labor union. The Company considers its relationship with its personnel to be good.

      Segments

      The Company has two reportable segments; real estate and residual interests.

      You can find information about our business segment information in "Note
12. Segment Information" of our Notes to Consolidated Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTY.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders by the Company during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". As of March 15, 2006, the last reported sales price of DVL common stock was $.13 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2005 and 2004. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2005                                                           High        Low
----                                                           ----        ---

Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .  $  .23     $  .11
Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .16        .12
Second Quarter . . . . . . . . . . . . . . . . . . . . . . .     .17        .12
First Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .19        .10

2004
----

Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .  $  .16     $  .10
Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .17        .10
Second Quarter . . . . . . . . . . . . . . . . . . . . . . .     .18        .10
First Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .19        .12

      At March 15, 2006, there were 3,707 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

All dollar amounts presented herein are in thousands except share and per share amounts.

INTRODUCTION

      The Company is principally a commercial finance company which owns and services a portfolio of secured commercial mortgage loans. In addition, the Company owns two securitized receivable portfolios, owns real estate and manages numerous real properties and limited partnerships which own real properties.

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2007. The Company has in the past and expects in the future to continue to augment its cash flow with additional cash generated from either the sale or refinancing of portions of its mortgage portfolio and/or borrowings against its mortgage portfolio and/or real properties.

      Many of the mortgages currently held by the Company have underlying loans which are serviced by a substantial portion of the cash flow generated from the repayment of the Company's mortgage portfolio. A significant portion of these underlying loans will be fully paid in the years 2008 and 2009 and assuming that the properties remain leased the mortgages will thereafter provide significant cash flow to the Company.

      The Company continues to actively pursue additional opportunities to purchase either mortgages and/or real estate assets. The Company anticipates that it would finance such acquisitions principally through new borrowings and secondarily through the issuance of its common or preferred stock (though the issuance of stock may be limited by the rules affecting the use of operating loss carryforwards. See Item 11 for a more detailed discussion).

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

      At December 31, 2005, the Company had NOLS aggregating approximately $30,000 which will expire in various years through 2019. The Company expects to utilize $10,000 of the $23,000 of NOLS which will expire through 2007.

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

SIGNIFICANT EVENTS

      Recent Debt Redemptions

      In December 2004, in accordance with the formula set forth in the Company's 10% redeemable promissory notes due December 31, 2005 (the "Notes"), the Company redeemed approximately $1,171 face value of Notes by issuing 10,577,064 shares of Common Stock.

      As a result of such redemptions, all of the obligations under the Notes have been satisfied.

RESULTS OF OPERATIONS

      Comparison of the year ended December 31, 2005 to the year ended December 31, 2004.

DVL had income from continuing operations as follows:

                                                           2005            2004
                                                           ----            ----
Income from continuing operations                         $1,813          $1,828

      Interest income on mortgage loans from affiliates increased to $2,847 (before the recognition of a contingent liability of $158) and interest expense on underlying mortgages decreased. The Company purchased various mortgages in December of 2004 and the income from these mortgages increased interest income. As the result of the satisfaction of a loan, the Company recognized a contingent liability to the Limited Partnership Settlement Fund of $158 which reduced interest income on mortgage loans.

                                                            2005           2004
                                                            ----           ----
Interest on mortgage loans                                 $2,689         $2,399
Interest expense on underlying mortgages                   $  963         $  993

      Gains on satisfaction of mortgage loans were as follows:

                                                              2005         2004
                                                              ----         ----
                                                            $   --        $  517

The gains in 2004 were a result of the Company collecting net proceeds on the satisfaction of mortgage loans that were greater than their carrying values.

      Management fees increased as a result of a fee earned for the Company's role in completing the sale of land by an affiliate of NPO and Blackacre.

                                                              2005         2004
                                                              ----         ----
Management fees                                             $  408        $  247

Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                                              2005         2004
                                                              ----         ----
                                                            $   34        $  229

Transaction and other fees were earned in connection with the sales of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

      Interest income on residual interest and interest expense on the related notes payable increased in 2005 vs. 2004 as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                             2005          2004
                                                             ----          ----
Interest income on residual interests                       $4,857        $4,360
Interest expense on related notes payable                   $2,792        $2,542

Rental income from others was as follows:

                                                             2005          2004
                                                             ----          ----
Net rental income from others                               $  723        $  640

Gross rental income from others                             $1,440        $1,472

      The increase in net rental income in 2005 from 2004 was the result of decreased operating costs at the properties. Gross rental income in 2005 was consistent with 2004.

      Distributions from investments from others decreased in 2005 from 2004 primarily as a result of the Company receiving $84 in distributions from investments in the Opportunity Fund in 2004. See "Certain Relationships and Related Transactions" for a discussion of the Opportunity Fund.

                                                             2005          2004
                                                             ----          ----
Distributions from investments - others                     $   46        $  143

      General and administrative expenses increased in 2005 from 2004 primarily because of an increase in employee costs.

                                                             2005          2004
                                                             ----          ----
General and administrative                                  $1,549        $1,465

      The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement, which calls for an adjustment to reflect changes in the consumer price index.

                                                             2005          2004
                                                             ----          ----
Asset servicing fee                                         $  702        $  683

      Legal and professional fees decreased as a result of a decrease in the number of property sales by the Company.

                                                             2005          2004
                                                             ----          ----
Legal and professional                                      $  223        $  254

      The Company recorded an additional provision for losses on its mortgage portfolio of $200 in 2005. The Company also recorded a recovery of provision for losses of $30 in 2005 which represented monies received that had previously been written off as uncollectible.

                                                             2005          2004
                                                             ----          ----
Provision for losses                                        $  170        $   --

      Loss on redemption of Notes payable resulted from the exchange of Notes for common stock, in December 2004, with a market value greater than carrying value of the Notes.

                                                             2005          2004
                                                             ----          ----
Loss on redemption of Notes payable                         $   --        $  114

      Interest expense to affiliates increased. The interest bearing amount due to affiliates was greater in 2005 than 2004.

                                                             2005          2004
                                                             ----          ----
Interest expense to affiliates                              $  333        $  317

      Interest expense on litigation settlement Notes decreased as a result of the Notes being fully redeemed in 2004.

                                                             2005          2004
                                                             ----          ----
Interest expense - Litigation Settlement
                                Notes                       $   --        $  186

      Interest expense relating to other debts increased primarily due to the Company borrowing an additional $2,349 in 2004 and an increase in interest rates on variable rate bank loans. The increase from the additional borrowing was partially offset by reductions in interest expense as a result of the Company making additional principal payments.

                                                             2005          2004
                                                             ----          ----
Interest expense - others                                   $  819        $  795

      The Company accrued $100 and $100 for alternative minimum taxes in 2005 and 2004 respectively and recognized $115 in tax expense and $80 in tax benefits resulting from an under-accrual in 2004 and an over-accrual in 2003, respectively. The Company recognized $297 and $184 of deferred tax benefit in 2005 and 2004, respectively. The deferred tax benefit of $297 in 2005 resulted primarily from the deferred benefit related to the retained interests net of deferred tax expense relating to the utilization of net operation loss carryforwards.

      The deferred tax benefit of $184 in 2004 resulted primarily from a reduction in the valuation allowance on deferred tax assets.

                                                             2005          2004
                                                             ----          ----
Income tax benefit                                          $   82        $  164

      Discontinued Operations:

      During the years ended December 31, 2005 and 2004 the Company disposed of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

      The Company also sold its defibrillator business to a non-affiliated purchaser. The operation of the defibrillator business for all periods presented have been recorded as discontinued operations.

                                                             2005          2004
                                                             ----          ----
Loss from discontinued operations                           $   83        $  350

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance was $1,863 at December 31, 2005, compared with $2,768 at December 31, 2004.

      The Company's cash flow from operations is generated principally from rental income from its ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current cash requirements through at least March 2007. The Company believes that its current liquid assets and credit resources will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

      The Company's acquisition in 2001 of its member interest in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

      The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

          Years                  Minimum        Maximum
          -----                  -------        -------
      2005 to 2009               $  743         $  880
      2010 to final payment       1,050          1,150

      * Final payment on the notes payable expected 2015 related to the Receivables II-A transaction and 2017 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Loans payable which are scheduled to become due through 2010 are as follows:

                                                                                              Outstanding
                                                                           Original            Principal
                                                                             Loan              Balance at                     Due
         Purpose                            Creditor                        Amount          December 31, 2005                Date
         -------                            --------                        ------          -----------------                ----
Repurchase of Notes
Issued by the Company              Pemmil (1)                              $  2,500           $        2,503               12/27/08

Purchase of Mortgages,
and Refinancing of
Existing Mortgages                 Unaffiliated Bank (2)(3)                $  1,450           $          826               05/01/09

Purchase of Real Estate
Assets                             Unaffiliated Bank (4)                   $  4,500           $        4,529               09/01/06

Purchase of Real Estate Assets
                                   Unaffiliated Bank (5)                   $  2,668           $        2,470               06/30/08

Purchase of Mortgages              Unaffiliated Bank (6)                   $  1,400           $        1,350               01/31/09

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. This loan is held by affiliates including Messrs. Casnoff, Chazanoff and Cohen. (See Item 12)
(2)   This loan self-amortizes.
(3)   Interest rate is prime plus 1.5% per annum payable monthly.
(4) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The due date was extended from March 1, 2006 to September 1, 2006. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.
(5) Interest rate is 7.5% per annum payable monthly with a balloon payment due June 30, 2008 of $2,285.
(6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.

Contractual Obligations

                                            Payments due by period
                                         Less than   1 - 3     3 - 5   More than
                                 Total     1 Year    Years     Years    5 Years
                                -------   -------   -------   -------   -------
Debt Obligations:
  Debt                          $11,678   $ 4,948   $ 5,530   $ 1,200   $    --

  Underlying mortgages
    Payable                      11,928     2,749     5,161     1,884     2,134
Capital Lease Obligations
Purchase obligations:
  Asset servicing
    agreement(1)                  2,828       707     1,414       707        --
Operating Lease Obligations         450       216       234        --        --
                                -------   -------   -------   -------   -------

                Total:          $26,884   $ 8,620   $12,339   $ 3,791   $ 2,134
                                =======   =======   =======   =======   =======

(1) Subject to annual cost of living increases - See Item 12. Certain Relationships and Related Transactions.

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

ITEM 7. FINANCIAL STATEMENTS

      See "Index to Consolidated Financial Statements" below.

                               Supplementary Data
                               ------------------

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2005

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year

Total Revenue                        $     2,150         $     2,660         $     2,109          $     2,363         $     9,282
Net income (loss)                            357                 818                 269                  286               1,730
  Basic earnings per
     share:
Net income                           $       .01         $       .02         $       .01                  .01         $       .05
Diluted earnings per
   Share:
   Net income                        $       .01         $       .01         $       .01          $       .00         $       .03
Weighted average
  Shares outstanding:
  Basic                               38,315,466          38,315,466          38,315,466           38,315,466          38,315,466
  Diluted                             58,666,027          58,939,678          59,112,816           57,931,945          58,668,186

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2004

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year

Total Revenue                        $     2,204         $     2,625         $     2,030          $     2,154         $     9,013
Net income (loss)                            129                 735                 461                  153               1,478
  Basic earnings per
     share:
Net income                           $       .00         $       .03         $       .02                  .00         $       .05
Diluted earnings per
   Share:
   Net income                        $       .00         $       .01         $       .01          $       .00         $       .03
Weighted average
  Shares outstanding:
  Basic                               27,738,402          27,738,402          27,738,402           27,825,337          27,825,337
  Diluted                             55,032,127          55,609,814          56,606,345           56,162,056          57,032,237

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. The financial statements and notes thereto, together with the report of independent registered public accounting firm of Imowitz Koenig & Co., LLP, are set forth on pages F-1 through F-32, which follow. The financial statements are listed in Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A. CONTROLS AND PROCEDURES

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

      As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

      GARY FLICKER (age 47) has served as a director of the Company since January 2004. Mr. Flicker was Chief Financial Officer and Executive Vice President of DVL, Inc. from April 1997 to November 2001 and remained employed by the Company until May 2002. Mr. Flicker is currently President and Chief Executive Officer of Flick Financial, an accounting/financial consulting firm headquartered in Atlanta, Georgia. Mr. Flicker is a Certified Public Accountant.

      MYRON ROSENBERG (age 77) has served as a director of the Company since 1977. Through December 1996, Mr. Rosenberg served as Executive Vice President of Rosenthal & Rosenthal, Inc., New York, New York, a commercial finance concern, where he had been employed since 1961. Mr. Rosenberg is currently associated with the merchant banking firm of Taurus Global, LLC.

      ALAN E. CASNOFF (age 62) has served as President of the Company since November 1994, and was appointed as a director in November 2001. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1977 to October 1991, as secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since November, 2004, he has been of counsel to Zarwin, Baum, Devito ("Zarwin").

      JAY THAILER (age 37) has served as Chief Financial Officer and Executive Vice President since November 2001. From August 1998 to November 2001, Mr. Thailer served as Vice President and Secretary of the Company. Mr. Thailer is a Certified Public Accountant. Prior to joining the Company in 1997, Mr. Thailer was associated with the accounting firm of Sobel & Company, C.P.A.s, where his clients included real estate development companies.

      KEITH B. STEIN (age 48) has been a special purpose director of the Company since September 1996. Mr. Stein is currently a Managing Director of Kimco Realty Corporation (NYSE: KIM), specializing in investments in real estate and related securities. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc., a position he has held since 1998. From October 1994 to May 1998, Mr. Stein was Managing Director of several privately held investment and financial advisory firms specializing in real estate and specialty finance companies. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP.

C. Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations from the Company's officers and directors that no other reports were required during or with respect to the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to such persons were satisfied. None of the shareholders listed as beneficially owning greater than 10% of the Company's Common Stock in the "Security Ownership of Certain Beneficial Owners" chart in
Item 11 filed a Form 5 for the year ending December 31, 2005. The Company is not aware whether any of such shareholders had a Form 5 obligation.

D. Code of Ethics

      The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other financial executives. The code of ethics is filed as Exhibit 14 of this Form 10-KSB.

E. The Audit Committee consists of Gary Flicker and Myron Rosenberg. DVL's board of directors has determined that Gary Flicker is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B.

ITEM 10. EXECUTIVE COMPENSATION

      A. SUMMARY COMPENSATION TABLE

      The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2005 and (if applicable) in 2004 and 2003: (1) the person serving as the Company's chief executive officer during 2005; (2) those other persons who were serving as executive officers as of the end of 2005 whose compensation exceeded $100 during 2005:

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                         Annual Compensation                Compensation Awards
                                                         -------------------                -------------------

                                                                                                Securities
                                                                                                Underlying
    Name and Principal Position                    Year       Salary            Bonus          Options/SAR
    ---------------------------                    ----       ------            -----          -----------
Alan E. Casnoff                                    2005     $      138        $       --                --
President and Chief Executive Officer              2004            132                25                --
                     `                             2003            132                --            100,000 (1)

Jay Thailer                                        2005     $      122        $       13                --
Executive Vice President and                       2004            118                20                --
  Chief Financial Officer                          2003            114                12                --

(1) Consists of options to purchase shares of Common Stock under the 1996 Stock Option Plan.

B. OPTION GRANTS IN LAST FISCAL YEAR

      No options were granted by the Company in 2005 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan provides for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

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

      As of December 31, 2005, options to purchase 1,633,131 shares were outstanding under the Plan and 866,869 shares were available for issuance upon exercise of options which may be granted in the future.

      C. FISCAL YEAR-END OPTION VALUES

      The following table sets forth information as to options held as of the end of 2005 by the executive officers named in the Summary Compensation Table. No options were exercised by said officers in 2005. All options held by said officers at fiscal year-end were immediately exercisable.

                     Number of Securities Underlying      Value of Unexercised
                      Unexercised Options At Fiscal       In-The-Money Options
     Name                        Year End                  At Fiscal Year End
     ----            -------------------------------      --------------------
Alan E. Casnoff                  475,000                       $    11
Jay Thailer                       42,000                       $     2

      D. COMPENSATION OF DIRECTORS

      Regular directors who are not officers or employees of the Company ("Non-Employee Directors") presently receive a director's fee of twelve hundred dollars per month, plus five hundred dollars for each Audit Committee meeting of the Board of Directors attended. Directors who are officers of the Company receive no compensation for their services as directors or attendance at any Board of Directors or committee meetings. Mr. Casnoff, who is a director, is also President and Chief Executive Officer of the Company. The special purpose director receives no compensation for his service as a director or attendance at any Board of Directors or committee meetings.

      On each of September 17, 2003, 2004 and 2005, options to purchase 15,000 shares of Common Stock at an exercise price equal to the then market price per share were granted to each of the non-employee directors. The options were granted under the Plan, which provides for automatic grants of options to individuals upon their becoming non-employee directors, as well as, 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vest immediately and are exercisable for a term of ten
(10) years from the date of grant.

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

      F. BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

      The Board of Directors acts in the place of a formal compensation committee. During 2005, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information as of March 27, 2006 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

   Name and Address of             Amount and Nature of
    Beneficial Owner               Beneficial Ownership       Percent of Class*
   -------------------             --------------------       -----------------
Lawrence J. Cohen                    9,759,872 (1)(4)               20.6%

Milton Neustadter                    5,642,169 (1)(5)               12.8%

Jay Chazanoff                        9,016,647 (2)(6)               19.2%

Ron Jacobs                           8,486,001 (2)(7)               18.2%

Stephen Simms                        8,458,126 (2)(8)               18.2%

Keith B. Stein                       8,654,448 (3)(9)               18.4%

Robert W. Barron                     7,957,876 (3)(10)              17.2%

Adam Frieman                         7,682,726 (3)(11)              16.7%

Peter Offerman                       7,460,823 (3)(12)              16.3%

Joseph Huston                        7,385,108 (3)(13)              16.2%

Jan Sirota                           7,460,823 (3)(14)              16.3%

Neal Polan                           7,460,823 (3)(15)              16.3%

Michael Zarriello                    7,460,823 (3)(16)              16.3%

Mark Mahoney                         7,449,181 (3)(17)              16.3%

The SIII Associates Limited         10,950,619 (3)(18)              22.3%
Partnership Third Addison
Park Corporation and
Gary L. Shapiro

J.G. Wentworth, S.S.C.
   Limited Partnership               3,000,000 (19)                  7.3%
40 Morris Avenue
Bala Cynwyd, PA 19004

Stephen Feinberg                     5,406,113 (20)                 14.1%
299 Park Avenue
22nd Floor
New York, NY  10171

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

(1) As described in detail below in "Changes of Control", such persons are members of the Pembroke Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 4,891,844 shares of the Company's Common Stock issuable to the members of the Pembroke Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Pembroke Group is c/o Lawrence J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022.

(2) As described in detail below in "Changes of Control", such persons are members of the Millennium Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 6,289,211 shares of the Company's Common Stock issuable to the members of the Millennium Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Millennium Group upon the exercise of Warrants. The address of each member of the Millennium Group is c/o Jay Chazanoff, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Millennium Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(3) As described in detail below in "Changes of Control", such persons are members of the Florida Group (as defined in "Changes in Control" below), and said persons share dispositive power with each other as to 7,233,698 shares of the Company's Common Stock issuable to the members of the Florida Group upon the exercise of Warrants (as defined in "Changes in Control" below) by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Florida Group upon the exercise of Warrants. The Company has not had any contact with the members of the Florida Group, except Mr. Stein, for a number of years and the Company is not aware if a group still exists. The address of each member of the Florida Group is c/o Keith Stein, 280 Park Avenue, 11th Floor, West, New York, NY 10017.

(4) To the Company's knowledge, Mr. Cohen possesses: (i) the sole power to vote 9,045,194 shares of Common Stock, which includes 8,337,656 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 4,868,028 shares of Common Stock, which includes 4,160,490 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 4,891,844 shares of Common Stock, which includes 4,177,166 share of Common Stock issuable upon the exercise of Warrants held by Mr. Cohen and 714,678 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Cohen explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(5) To the Company's knowledge, Mr. Neustadter possesses: (i) the sole power to vote 1,465,003 shares of Common Stock, which includes 1,426,503 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 750,325 shares of Common Stock, which includes 711,825 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 4,891,844 shares of Common stock, which includes 714,678 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Neustadter and 4,177,166 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Neustadter explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(6) To the Company's knowledge, Mr. Chazanoff possesses: (i) the sole power to vote 5,160,818 shares of Common Stock, which includes 4,857,048 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,727,437 shares of Common Stock, which includes 2,423,667 shares of Common stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Milllennium Group to dispose of 6,289,211 shares of Common stock, which includes 2,433,381 shares of Common stock issuable upon the exercise of Warrants held by Mr. Chazanoff and 3,855,830 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Chazanoff explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(7) To the Company's knowledge, Mr. Jacobs possesses: (i) the sole power to vote 4,124,705 share of Common Stock, which includes 3,848,133 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,196,791 shares of Common Stock, which includes 1,920,219 shares of Common Stock, issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 6,289,211 shares of Common Stock, which includes 1,927,915 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Jacobs and 4,361,296 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Jacobs explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(8) To the Company's knowledge, Mr. Simms possesses: (i) the sole power to vote 4,096,830 shares of Common Stock, which includes 3,848,133 shares of Common stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,168,916 shares of Common Stock issuable upon the exercise of Warrants which includes 1,920,219 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 6,289,211 shares of Common Stock, which includes 1,927,915 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Simms and 4,361,296 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Simms explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(9) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 2,770,381 shares of Common Stock, which includes 2,693,874 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,420,750 shares of Common Stock; which includes 1,344,243 shares of Common stock issuable upon exercise of Warrants; and (iv) shares power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 1,349,631 shares of Common stock issuable upon the exercise of Warrants held by Mr. Stein and 5,884,067 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(10) To the Company's knowledge, Mr. Barron possesses: (i) the sole power to vote 1,413,990 shares of Common Stock, which includes 1,376,870 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 724,178 shares of Common Stock, which includes 687,058 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 689,812 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Barron and 6,543,886 shares of Common stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(11) To the Company's knowledge, Mr. Frieman possesses: (i) the sole power to vote 888,167 shares of Common Stock, which includes 876,525 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 449,028 shares of Common Stock, which includes 437,386 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose 7,233,698 shares of Common Stock, which includes 439,139 shares of Common Stock issuable upon exercise of Warrants held by Mr. Frieman and 6,794,559 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(12) To the Company's knowledge, Mr. Offerman possesses: (i) the sole power to vote 443,473 shares of Common Stock, which includes 431,831 shares of Common stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 227,125 shares of Common Stock, which includes 215,483 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 216,347 shares of Common stock issuable upon the exercise of Warrants held by Mr. Offerman and 7,017,351 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(13) To the Company's knowledge, Mr. Huston possesses: (i) the sole power to vote 295,635 shares of Common Stock, which includes 287,874 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 151,410 shares of Common Stock, which includes 143,649 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 144,225 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Huston and 7,089,473 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(14) To the Company's knowledge, Mr. Sirota possesses: (i) the sole power to vote 443,473 shares of Common Stock, which includes 431,831 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 227,125 shares of Common Stock, which includes 215,483 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 216,347 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Sirota and 7,017,351 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(15) To the Company's knowledge, Mr. Polan possesses: (i) the sole power to vote 443,473 shares of Common Stock, which includes 431,831 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 227,125 shares of Common Stock, which includes 215,483 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 216,347 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Polan and 7,017,351 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(16) To the Company's knowledge, Mr. Zarriello possesses: (i) the sole power to vote 443,473 shares of Common Stock, which includes 431,831 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 227,125 shares of Common Stock, which includes 215,483 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 216,347 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Zarriello and 7,017,351 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(17) To the Company's knowledge, Mr. Mahoney possesses: (i) the sole power to vote 431,831 shares of Common Stock, which includes 431,831 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 215,483 shares of Common Stock, which includes 215,483 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 216,347 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Mahoney and 7,017,351 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(18) To the Company's knowledge, the SIII Associates Limited Partnership possesses: (i) the sole power to vote 7,246,077 shares of Common Stock, which includes 7,044,223 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 3,716,921 shares of Common Stock, which includes 3,515,067 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which includes 3,529,156 shares of Common Stock issuable upon the exercise of Warrants held by the SIII Associates Limited Partnership and 3,704,542 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Third Addison Park Corporation is the general partner of the SIII Associates Limited Partnership, and Gary L. Shapiro is the chief executive officer of Third Addison Park Corporation.

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

B. SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as of March 27, 2006 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (5 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

     Name of                        Amount and Nature of            Percentage
Beneficial Owner(1)                 Beneficial Ownership             of Class
---------------------               --------------------            ----------
Alan E. Casnoff                         685,000 (2)                    1.8%
Jay Thailer                              64,000 (3)                      *
Myron Rosenberg                         423,854 (4)                    1.1%
Gary Flicker                            195,000 (5)                      *
Keith B. Stein                        8,654,448 (6)                   18.4%
All current directors
and executive officers
as a group (5 persons)               10,022,302 (7)                   21.5%

      o     Less than 1%

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

(4) Includes 4,300 shares held by Mr. Rosenberg's wife, as to which shares he disclaims beneficial ownership, and 135,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(5) Consists of shares which may be acquired upon the exercise of options exercisable within 60 days.

(6) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 2,770,381 shares of Common Stock, which includes 2,693,874 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,420,750 shares of Common Stock, which includes 1,344,243 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 7,233,698 shares of Common Stock, which consists of 1,349,631 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 5,884,067 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(7) Number of shares and percentage owned includes 3,540,874 shares which may be acquired through exercise of options and Warrants held by certain of the named persons, which options and Warrants are exercisable within 60 days. The number of outstanding shares of the purpose of computation of percentage of ownership by the group includes such shares.

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

      In connection with the loan by NPM Capital, LLC ("NPM") in September 1996, (see "NPM and NPO Transactions" in Item 12, below) the Company issued to, or for the benefit of, the members of the Florida Group (who are affiliates of NPM) and the Pembroke and Millennium Groups (who are affiliates of NPM and NPO), Warrants to purchase such number of shares of Common Stock as, when added to the Warrants, represent right to acquire up to 49% of the outstanding Common Stock on a fully diluted basis. In accordance with their terms, the Warrants were originally exercisable commencing January 1999 and expire after December 31, 2007. If and at such time as any or all of the Warrants are exercised, it is possible that a "change in control" of the Company, within the meaning of applicable rules and regulations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), may be deemed to occur, depending upon the extent of exercise.

      Pursuant to a Stockholder's Agreement entered into among the parties that acquired the Warrants (each, a "Holder"), the Holders have agreed to certain limitations on the disposition of Common Stock and Warrants owned or held by them, which are described below. The Holders currently have rights of first refusal/first offer with respect to the disposition of shares of Common Stock and Warrants held by other Holders (unless the disposition is made to certain specified affiliates of a Holder). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of all of his or its shares of Common Stock (excluding shares issuable upon exercise of Warrants). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder may dispose of up to an aggregate of 49.9% (or more, subject to the consent of a majority of the other Holders in such Holder's Holder Group) of his shares of Common Stock issuable upon exercise of his Warrants after giving effect to conversion, exercise or exchange of such Warrants. The "Holder Groups" consist of the "Millennium Group", the "Pembroke Group" and the "Florida Group". The members of the Millennium Group are Jay Chazanoff, Ron Jacobs and Stephen Simms. The members of the Pembroke Group are Lawrence J. Cohen and Milton Neustadter. The members of the Florida Group are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in the SIII Associates Limited Partnership and Third Addison Park Corporation). For further information regarding the foregoing, see "Certain Relationships and Related Transactions" below.

                      Equity Compensation Plan Information

                                               Number of securities                                                   Number of
                                                 to be issued upon          Weighted average exercise price     securities remaining
                                              exercise of outstanding       of outstanding options warrants         available for
         Plan Category                      options warrants and rights                and rights                  future issuance
         -------------                      ---------------------------     -------------------------------     --------------------
                                                       (a)                                 (b)                           (c)

Equity compensation approved by
security holders
                                                    1,633,131                             $.16                         866,869
Equity compensation plans not approved
by security holders
                                                       -0-                                 -0-                           -0-
                                                    ---------                             ----                         -------

Total                                               1,633,131                             $.16                         866,869
                                                    =========                             ====                         =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pemmil Transaction

To repay the Company's existing obligation to Blackacre in the amount of $2,553, on December 27, 2005 the Company entered into a Loan and Security Agreement (the "Pemmil Loan Agreement") with Pemmil Funding, LLC ("Pemmil"), pursuant to which the Company borrowed from Pemmil $2,500. The Pemmil Loan Agreement provides that principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Loan Agreement) that result in net proceeds (as defined in the Loan Agreement) to the Company. The obligations under the Pemmil Loan Agreement are secured by a pledge of the Company's equity interest in S2. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium.

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company's President and a Director of the Company, and Lawrence J. Cohen, Steve Simms, Ron Jacobs, Keith Stein and Jay Chazanoff, each of whom is a beneficial owner of greater than 10% of the Company's common stock. NPO, an affiliate of Messrs. Cohen, Jacobs and Chazanoff is a party to an asset services agreement with the Company, pursuant to which the Company paid approximately $702 in 2005. Mr. Stein is a special purpose director of the Company.

DVL, believes that the rate being charged and the terms obtained are equal to or better than that which could be obtained in the market place.

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

If at any time after December 31, 2005, Blackacre is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then Blackacre shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by Blackacre would have an aggregate market value of not more than $1 million.

      NPM AND NPO TRANSACTIONS

      The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382 (such amounts were fully repaid and satisfied on May 10, 1999);
(ii) 1,000,000 shares of Common Stock (representing 2.6% of the Common Stock now outstanding) were issued to, and purchase by, the Holders (see Item 12(c) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) Warrants to purchase additional shares of Common stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the Holders; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an agreement dated March 27, 1996 (the "Asset Servicing Agreement"). In consideration for such services, the Company paid NPO $600 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions.

During 2001 the Asset Servicing Agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $707. The Company paid to NPO $702, and $683 in 2005 and 2004, respectively. As of December 31, 2005 and 2004 the Company had accrued service fees payable to NPO of $-0- and $44 respectively. During 2005 and 2004 the Company provided office space under the Asset Servicing Agreement to NPO, consisting of 228 square feet of the Company's New York location. The allocated cost for such space was $9 during each of 2005 and 2004.

      The members of the Millennium Group, the Pembroke Group, and the Florida Group are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company, is an affiliate of NPM, and therefore has a material interest in said transactions, Mr. Stein is also a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millennium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millennium Group is comprised of and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

      Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). For 2005 and 2004 the Company received $192 and $-0-, respectively under such agreement. The limited partnership dissolved as of the end of 2005.

      The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24 in each of the years 2005 and 2004.

      The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During 2005, and 2004, the Company received compensation equal to $31, and $27, respectively, under such arrangement.

      The Company has received fees from an entity whose partners, Messrs. Cohen, Chazanoff, Simms and Jacobs, are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2, a monthly deferred fee of approximately $7 and an annual incentive fee if certain levels of profitability are obtained. The Company recorded fees of $162, and $196, in 2005 and 2004, respectively, which included incentive fees of $60, and $94, respectively.

      The Millennium Group, an affiliate of NPO, received approximately $18 and $23 for 2005, and 2004, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2005 and 2004 the Company paid or accrued fees of $108 and $108, respectively, to the Millennium Group.

      In connection with sales of property owned by Affiliated Limited Partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $-0-, and $13, from various Affiliated Limited Partnerships in 2005 and 2004, respectively.

      The Philadelphia, Pennsylvania, law firm of Zarwin, Baum, DeVito, ("Zarwin") of which Alan E. Casnoff, the President and CEO and a director of the Company is of counsel, has acted as counsel to the Company since November, 2004. Legal fees for services rendered by Zarwin to the Company during 2005 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

      Opportunity Fund

      The Company, BCG, an affiliate of Blackacre (as defined below), P.N.M. Capital LLC, an affiliate of NPO ("PNM"), and Pemmil Management LLC, an affiliate of NPO ("Pemmil") and PNM (collectively the "NPO Affiliates") were parties to a certain Agreement which is called the Opportunity Agreement (the "Opportunity Agreement").

      PNM and Pemmil are owned and controlled by members of the Pembroke Group and the Millennium Group.

      During 2004, DVL purchased the remaining assets of the Opportunity Fund for $2,000 and DVL was paid approximately $484 from the investments by the Opportunity Fund. The Opportunity Fund was dissolved at the end of 2004.

ITEM 13. EXHIBITS

      The following documents are filed as part of this report:

      The Financial Statements required by Item 7 of this report are listed below:

                                     Item 7

                                                                        Page No.
                                                                        --------

      Report of Independent Registered Public Accounting Firm            F - 1

      Consolidated Balance Sheets - December 31, 2005 and 2004           F - 2

      Consolidated Statements of Operations for the years ended
      December 31, 2005 and 2004                                         F - 4

      Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 2005 and 2004                                   F - 6

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2005 and 2004                                         F - 7

      Notes to Consolidated Financial Statements                         F - 10

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

10.13 Term Loan Note and Term Loan Agreement, each dated as of March, 2000, each relating to a loan from Bank Philadelphia to DVL in the original principal amount of $1,450,000. (Incorporated by reference to DVL's Form 10-Q for the quarter year ended June 30, 2000.)

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

10.29 Promissory Note, dated December 28, 2004, issued by DVL Mortgage Holdings, LLC and DVL, Inc. in favor of Harleysville National Bank and Trust Company.

10.30 Assignment Agreement, dated as of December 28, 2004, between Rumson Mortgage Holdings LLC and DVL Mortgage Holdings LLC, Inc.

10.31 Loan Agreement, dated December 28, 2004, by and among Harleysville National Bank and Trust Company and DVL Mortgage Holdings LLC.

*10.32 Loan and Security Agreement, dated December 27, 2005, by and between DVL,
       Inc. and Pemmil Funding, LLC.

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

+ Management Compensatory Plan or arrangement required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees: The aggregate fees billed or to be billed by the Company's auditors, Imowitz, Koenig & Co., LLP, for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $99 for 2005 and $77 for 2004.

      Tax Fees: The aggregate fees billed by Imowitz Koenig & Co., LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $28 for 2005, and $20 for 2004.

      All other fees: There were no other services performed for 2005 or 2004.

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Imowitz Koenig & Co., LLP are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Imowitz Koenig & Co., LLP require pre-approval by the Audit Committee. The procedures require all proposed engagements of Imowitz Koenig & Co., LLP for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2005 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                               DVL, INC.


Dated: March 27, 2006                          By: /s/ Alan E. Casnoff
                                                   -----------------------------
                                                   Alan E. Casnoff, President
                                                   and Chief Executive Officer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report to be signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----


/s/ Jay Thailer
----------------------
Jay Thailer                 Executive Vice President and         March 27, 2006
                            Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)


/s/ Alan E. Casnoff
----------------------
Alan E. Casnoff             Director, President and Chief        March 27, 2006
                            Executive Officer (Principal
                            Executive Officer)


/s/ Gary Flicker
----------------------
Gary Flicker                Director                             March 27, 2006


/s/ Myron Rosenberg
----------------------
Myron Rosenberg             Director                             March 27, 2006

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Financial Statements of DVL, Inc.
  And Subsidiaries and Report of Independent Registered Public Accounting Firm

                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                   F - 1

Consolidated Balance Sheets - December 31, 2005 and 2004                  F - 2

Consolidated Statements of Operations for the years ended
  December 31, 2005 and 2004                                              F - 4

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 2005 and 2004                                  F - 6

Consolidated Statements of Cash Flows for the years ended
  December 31, 2005 and 2004                                              F - 7

Notes to Consolidated Financial Statements                                F - 10

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.

We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DVL, Inc. and subsidiaries as of December 31, 2005, and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                              /s/Imowitz Koenig & Co., LLP

New York, New York
March 2, 2006

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    December 31,
                                                                 -----------------
ASSETS                                                             2005      2004
------                                                           -------   -------

Residual interests in securitized portfolios                     $42,198   $37,334
                                                                 -------   -------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $20,332 for 2005 and $21,397 for 2004)
                                                                  25,455    27,151

    Allowance for loan losses                                      2,586     2,386
                                                                 -------   -------

    Net mortgage loans receivable                                 22,869    24,765
                                                                 -------   -------

Cash and cash equivalents (including restricted cash of
    $24 and $176 for 2005 and 2004 respectively)                   1,863     2,768

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $778 for 2005 and $589 for 2004)               7,805     7,928

  Affiliated limited partnerships (net of allowance for
    losses of $448 for 2005 and 2004 respectively)                   926       918

Net Deferred tax asset                                             2,295     1,998

Other assets                                                         765     1,053
Other assets of discontinued operations                              626       598
                                                                 -------   -------

Total assets                                                     $79,347   $77,362
                                                                 =======   =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                 December 31,
                                                             --------------------
                                                               2005        2004
                                                             --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes Payable - residual interests                       $ 36,227    $ 32,648

    Underlying mortgages payable                               11,928      14,485
    Debt - other                                                9,175       9,921
    Debt - affiliates                                           2,503       2,456
    Redeemed notes payable - litigation settlement                789         790
    Fees due to affiliates                                         --          44
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $18 for
      2005 and $16 for 2004)                                      485         486
    Liabilities of discontinued operations                         90         115
                                                             --------    --------

  Total liabilities                                            61,197      60,945
                                                             --------    --------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized -
       100 shares for 2005 and 2004 issued and outstanding
       100 shares for 2005 and 2004                                 1           1
     Preferred stock, $.01 par value, authorized 5,000,000
       shares for 2005 and 2004, issued and outstanding -
       0 shares for 2005 and 2004                                  --          --
     Common stock, $.01 par value, authorized -
       90,000,000 shares, issued and outstanding -
       38,315,466 shares for 2005 and 38,315,466 shares
       for 2004                                                   383         383
     Additional paid-in capital                                97,635      97,632
     Deficit                                                  (79,869)    (81,599)
                                                             --------    --------

     Total shareholders' equity                                18,150      16,417
                                                             --------    --------

     Total liabilities and shareholders' equity              $ 79,347    $ 77,362
                                                             ========    ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                            2005          2004
                                                          -------       -------

Income from affiliates:
   Interest on mortgage loans                             $ 2,689       $ 2,399
   Gain on satisfaction of mortgage loans                      --           517
   Partnership management fees                                327           281
   Management fees                                            408           247
   Transaction and other fees from partnerships                34           229
   Distributions from partnerships                             98           147

Income from others:
   Interest income - residual interests                     4,857         4,360
   Net rental income (including depreciation and
     amortization of $194 for 2005 and $188 for 2004          723           640
   Distributions from investments                              46           143
   Other income and interest                                  100            50
                                                          -------       -------

                                                            9,282         9,013
                                                          -------       -------

Operating expenses:
   General and administrative                               1,549         1,465
   Asset Servicing Fee - NPO Management LLC                   702           683
   Legal and professional fees                                223           254
   Provision for losses                                       170            --
   Loss on redemption of notes payable                         --           114

Interest expense:
   Underlying mortgages                                       963           993
   Notes payable - residual interests                       2,792         2,542
   Affiliates                                                 333           317
   Litigation Settlement Notes                                 --           186
   Others                                                     819           795
                                                          -------       -------

                                                            7,551         7,349
                                                          -------       -------

Income from continuing operations before income
  tax benefit                                               1,731         1,664

Income tax benefit                                             82           164
                                                          -------       -------

Income from continuing operations                           1,813         1,828
                                                          -------       -------

Loss from discontinued operations -
   net of tax of $0 in all years                              (83)         (350)
                                                          -------       -------

Net income                                                $ 1,730       $ 1,478
                                                          =======       =======

                                  (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (continued)

                                                    2005              2004
                                                --------------   --------------

Basic earnings per share:

  Income from continuing
    Operations                                  $          .05   $          .06
   Loss from discontinued operations                      (.00)            (.01)
                                                --------------   --------------
   Net income                                   $          .05   $          .05
                                                ==============   ==============

Diluted earnings per share:

   Income from continuing
    Operations                                  $          .03   $          .04
   Loss from discontinued operations                      (.00)            (.01)
                                                --------------   --------------
   Net income                                   $          .03   $          .03
                                                ==============   ==============

Weighted average shares outstanding - basic         38,315,466       27,825,337
Effect of dilutive securities                       20,352,720       29,206,900
                                                --------------   --------------

Weighted average shares outstanding - diluted       58,668,186       57,032,237
                                                ==============   ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                             Preferred Stock          Common Stock         Additional
                                         ----------------------   -----------------------   Paid - In
                                           Shares     Amount        Shares      Amount       Capital       Deficit         Total
                                         ---------  -----------   ----------  -----------  -----------   -----------   -----------

Balance - January 1, 2004                      100  $         1   27,738,402  $       277  $    96,464   $   (83,077)  $    13,665

Effect of issuance of options                   --           --           --           --            5            --             5

Issuance of common stock in connection
  with repayment of notes payable               --           --   10,577,064          106        1,163            --         1,269

Net income                                      --           --           --           --           --         1,478         1,478
                                         ---------  -----------   ----------  -----------  -----------   -----------   -----------

Balance - December 31, 2004                    100            1   38,315,466          383       97,632       (81,599)       16,417
                                         ---------  -----------   ----------  -----------  -----------   -----------   -----------

Net income                                      --           --           --           --           --         1,730         1,730

Effect of issuance of options                   --           --           --           --            3            --             3
                                         ---------  -----------   ----------  -----------  -----------   -----------   -----------

Balance - December 31, 2005
                                               100  $         1   38,315,466  $       383  $    97,635   $   (79,869)  $    18,150
                                         =========  ===========   ==========  ===========  ===========   ===========   ===========

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    2005       2004
                                                                  -------    -------

Cash flows from operating activities:

Continuing operations:
Income from continuing operations                                 $ 1,813    $ 1,828
 Adjustments to reconcile income to net cash provided by
   operating activities from continuing operations
 Interest income accreted on residual interests                      (763)      (467)
 Accrued interest added to indebtedness                               301        286
  Gain on satisfactions of mortgage loans                              --       (517)
  Loss on redemption of notes payable                                  --        114
  Issuance and repricing of options                                     3          5
  Depreciation                                                        188        188
  Provision for loan losses                                           200         --
  Amortization of unearned interest on loans receivable            (1,065)      (502)
  Imputed interest on notes                                            --        185
  Net increase in deferred tax asset                                 (297)      (184)
  Net decrease (increase) in prepaid financing and other assets       288       (121)
  Net (decrease) increase in accounts payable, security de-            (3)       121
    posits and accrued liabilities
  Net decrease in fees due to affiliates                              (44)      (174)
  Net increase in deferred income                                       2         --
                                                                  -------    -------

  Net cash provided by continuing operations                          623        762
                                                                  -------    -------
Discontinued operations:
  Loss from discontinued operations - net of tax                      (83)      (350)
   Adjustment to reconcile loss income to net cash (used in)
    discontinued operations
    Depreciation                                                       --         20
    (Gain) loss on sale of real estate                                (89)        26
    Impairment on real estate and real estate lease interests          --        200
    Net decrease in assets and liabilities of discontinued
     operations                                                      (170)      (230)
                                                                  -------    -------
    Net cash used in discontinued operations                         (342)      (334)
                                                                  -------    -------
    Net cash provided by operating activities                         281        428
                                                                  -------    -------

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                             2005        2004
                                                            -------    -------

Cash flows from investing activities:

Continuing operations:
Collections on residual interests                           $    --    $     3
Collections on loans receivable                               2,761      3,316
Investments in loans receivable                                  --     (1,600)
Real estate acquisitions and capital improvements               (65)       (94)
Proceeds from insurance settlement                               --         38
Net (increase) decrease in affiliated limited partnership
  interests and other investments                                (8)        82
                                                            -------    -------
    Net cash provided by investing operations                 2,688      1,745
                                                            -------    -------

Discontinued operations:
  Proceeds from the sale of real estate                         206        174
                                                            -------    -------
  Cash provided by discontinued investing activities            206        174
                                                            -------    -------
  Net cash provided by investing activities                   2,894      1,919
                                                            -------    -------

Cash flows from financing activities:

   Proceeds from new borrowings                               3,000      2,349
   Principal payments on debt                                (4,000)    (1,098)
   Payments on underlying mortgages payable                  (2,557)    (2,419)
   Payments on notes payable - residual interests              (522)      (576)
   Payments related to debt redemptions                          (1)       (11)
                                                            -------    -------

   Net cash used in financing activities                     (4,080)    (1,755)
                                                            -------    -------

Net (decrease) increase in cash                                (905)       592
Cash, beginning of year                                       2,768      2,176
                                                            -------    -------

Cash, end of year                                           $ 1,863    $ 2,768
                                                            =======    =======

Supplemental disclosure of cash flow Information:

Cash paid during the year for interest                      $ 4,690    $ 4,318
                                                            =======    =======

Cash paid for income taxes                                  $   194    $    86
                                                            =======    =======

See notes to consolidated financial statements

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                               2005        2004
                                                              ------      ------

Supplemental disclosure of non-cash investing and financing activities:

  Net reduction of notes payable - debt repayments
    with common stock                                         $   --      $1,155
                                                              ======      ======

  Residual interests in securitized portfolios - Increase     $4,101      $  208
                                                              ======      ======

  Notes payable - residual interests - Increase               $4,101      $  208
                                                              ======      ======

  Foreclosure on mortgage loan receivable
    Collateralized by real estate                             $   --      $  289
                                                              ======      ======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1. Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has six 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), Delborne Land Company, LLC ("Delborne"), S2 Holdings, LLC ("S2"), DVL Mortgage Holdings, LLC ("DMH") Delbrook Holdings, LLC ("Delbrook"), all of which are consolidated for accounting purposes. In consideration of Financial Accounting Standards Board Interpretation No. 46R ("FIN 46R"). DVL does not consolidate the various partnerships (the "Affiliated Limited Partnerships") in which it holds the general partner and limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method due to the following: (i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) (the "Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements of the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships on a cost basis with the cost basis adjusted for impairments, if any. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

      Also, DVL has two inactive subsidiaries: Del-Val Capital Corp. ("DVCC") and RH Interests, Inc. ("RH"), which have been consolidated in these financial statements. Additionally, S2 owns 99.9% Class B member interests in Receivables II-A, LLC and Receivables II-B, LLC which are passive entities created solely to receive the residual cash flow from the securitized receivable pools that each entity owns. Receivables IIA, LLC and Receivables IIB, LLC are consolidated into S2 for financial reporting purposes. All material intercompany transactions and accounts are eliminated in consolidation.

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

c. INCOME RECOGNITION: Interest income is recognized on the effective interest method for the residual interest and all performing loans. The Company stops accruing interest once a loan becomes non-performing. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on restructured loans are recorded as the payments are received. The Company did not have any impaired loans at December 31, 2005 and 2004.

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

g. IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS: A write down for impairment is recorded based upon a periodic review of the real estate and real estate lease interests owned by the Company. Real estate and real estate lease interests are carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amount ultimately reflected in an appraisal or realized upon a disposition may differ materially from the carrying value.

      A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Company may provide for write-downs in the future and such write-downs could be material.

h. RESTRICTED CASH: As of December 31, 2005 and 2004, DVL had restricted cash of $24, and $176, respectively. The restricted cash at December 31, 2005 and 2004, represents monies owed to the settlement fund established pursuant to the Limited Partnership Settlement.

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

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2005 and 2004:

                                                                          2005                                   2004
                                                            --------------------------------        -------------------------------
                                                                        Weighted       Per                     Weighted       Per
                                                               Net       Average      Share           Net       Average       Share
                                                             Income      Shares       Amount        Income      Shares       Amount
Basic EPS, Net income available to common stockholders      $ 1,730    38,315,466    $   .05        $1,478    27,825,337     $  .05
Effect of litigation settlement notes                            --            --                      186    10,149,040
Effective of dilutive stock options and warrants                 --    20,352,720                       --    19,057,860
                                                            -------    ----------                   ------    ----------
Diluted EPS, Net income available to common stockholders    $ 1,730    58,668,186    $   .03        $1,664    57,032,237     $  .03
                                                            =======    ==========    =======        ======    ==========     ======

      At December 31, 2005, and 2004, stock options and warrants excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 4,068,131 and 4,068,131, thereby resulting in an anti-dilutive effect.

      In 2004, the Company adopted the fair value recognition Provisions of SFAS 123R prospectively to all employee awards granted, modified or settled after the adoption.

      SFAS 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. Stock based compensation for 2005 and 2004 is $3 and $5, respectively, and is included in compensation expense.

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

m. RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 2005 presentation, including the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

p. RECENTLY ISSUED ACCOUNTING STANDARDS: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This revised accounting standard eliminates the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. The Company has adopted SFAS No. 123R during fiscal 2004. The adoption of SFAS No. 123R did not have a material effect on the Company's consolidated financial statements. The Company has historically provided proforma disclosures pursuant to SFAS No. 123 and SFAS No. 148 as if the fair value method of accounting for stock options had been applied, assuming use of the Black-Scholes option-pricing model.

      In May, 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FAS Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have any impact on our financial statements.

      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either
(1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or shareholders' equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

      In 2005, The FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies certain aspects of SFAS No. 143, Accounting for Asset Retirement Obligations which requires that companies estimate the fair value of asset retirement obligations, including the removal of asbestos containing material, and record such obligation in the financial statements. FIN 47 clarifies that a legal obligation in which the timing or method of settlement is conditional on a future event that may or may not be within the control of the entity is within the scope of SFAS No. 143. The Company adopted FIN 47 in 2005 and the adoption had no impact on the Company's financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company's consolidated financial statements.

2. Residual Interests in Securitized Portfolios

      The Company, through its wholly-owned consolidated subsidiary, S2, owns 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables II-B, LLC, a limited liability company ("Receivables II-B"). The Class B member interests, which are consolidated into S2 for financial statement reporting purposes, entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B receive all the residual cash flow from five securitized receivable pools after payment to the securitized noteholders. The Company considered Financial Accounting Standards Board Interpretation No. 46R "Consolidation of Variable Interest Entities" when consolidating S2's ownership of its member interests. The Company determined that S2's member interests do not meet the definition of variable interest entities.

      The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2. The Notes Payable - residual interests balances were $36,227 and $32,648 as of December 31, 2005 and 2004, respectively. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2005 was $3,260. Payments, if any, due under this guaranty are payable after August 15, 2020.

      In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through December 31, 2005, the residual interests in securitized portfolios and the notes payable were increased by approximately $3,772 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      The following table reconciles the initial purchase price with the carrying value at December 31, 2005:

      Initial purchase price                                     $ 35,791
      Adjustments to purchase price                                 3,772
      Principal payments                                              (51)
      Accretion                                                     2,686
                                                                 --------
                                                                 $ 42,198
                                                                 ========

      The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

                       Years                           Minimum     Maximum
                       -----                           -------     -------

      2006 to 2009                                      $  743      $  880
      2010 to final payment on notes payable*           $1,050      $1,150

      * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2016 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2005 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

      Carrying value of residual interests                        $42,198
      Fair value of residual interest                             $42,198
      Weighted-average life (in years)                                8.4
      Expected credit losses                                          4.0%
        Impact on fair value of 10% adverse change                    145
        Impact on fair value of 20% adverse change                    301
      Discount rate                                                 12.09%
        Impact on fair value of 10% adverse change                  2,784
        Impact on fair value of 20% adverse change                  5,297

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

      DVL's mortgage portfolio included 23 mortgage loans with net carrying values of $22,754 and $24,376 as of December 31, 2005 and 2004, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

      DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates ranging from 6.53% and 8.25% and require principal and interest payments solely from the proceeds of the wrap-around mortgages receivable.

      The Limited Partnership Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 14.37% per annum, aggregating net carrying values of $4,605, and $4,781 subject to underlying mortgages of $1,187, and $1,710, at December 31, 2005 and 2004, respectively, and original maturity dates through 2028.

      In addition, at the time of the Limited Partnership Settlement, the terms of the loans to Kenbee Management, Inc. ("Kenbee") collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partners bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2005 and 2004 the modified loans due directly from the Affiliated Limited Partnerships aggregated net carrying values of $10,613 and $11,772 and subject to underlying mortgages of $7,221, and $8,379, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $213, and $341, for 2005 and 2004, respectively.

      DVL's mortgage and other loans due from Affiliated Limited Partnerships and limited partners are as follows:

                                                          2005                                            2004
                                       --------------------------------------------   ----------------------------------------------
                                                             Accrued      Allowance                           Accrued      Allowance
Mortgage Loans Due From Affiliated                           Interest     For Loan                            Interest      For Loan
Limited Partnerships                   Number of   Loan    Included in     Losses     Number of    Loan     Included In     Losses
  (Dollar Amounts in Thousands)          Loans    Balance  Loan Balance   (Note 4)      Loans     Balance   Loan Balance    (Note 4)
----------------------------------     ---------  -------  ------------   ---------   ---------   -------   ------------   ---------
Long-term wrap-around mortgage loans      17      $32,016    $    20      $   597         17      $33,576      $    28      $   397
ranging from $296 to $4,798 in 2005
and from $318 to $4,955 in 2004
maturing at various dates through May
2029 (a)

Other long-term mortgage loan of           1        1,169         --           --          1        1,212           --           --
$1,169 in 2005 and $1,212 in 2004
maturing in August 2021 (b)

Long-term wrap-around and other           11       12,602         --        1,989         11       13,760           --        1,989
mortgage loans acquired from Kenbee
pursuant to the Limited Partner
Settlement ranging from $539 to
$2,103 in 2005 and from $650 to
$2,196 in 2004 maturing at various
dates through January 2030 (c)

                                       -----      -------      -----      -------      -----      -------      -------      -------
Total mortgage loans                      29       45,787         20        2,586         29       48,548           28      $ 2,386

Loans Collateralized By Limited
Partnership Interests

Loans ranging from $3 to $177 in 2005     17          229         --          195         17          230           --          195
and from $1 to $178 in 2004 in
default (d) Included in other assets

Due from affiliated partnerships

Advances and Other                         6           89                      --          6          128           --           --
                                       -----      -------      -----      -------      -----      -------      -------      -------
Total loans receivable                    52       46,105         20      $ 2,781         52       48,906      $    28      $ 2,581
                                       =====                   =====      =======      =====                   =======      =======

Less unearned interest on partnership              20,332                                          21,397
mortgage loans                                    -------                                         -------

Net loans receivable                              $25,773                                         $27,509
                                                  =======                                         =======

Underlying mortgages ranging from                 $11,928                                         $14,485
$202 to $2,089 in 2005 and from $9 to             =======                                         =======
$2,182 in 2004 maturing at various
dates through 2011

Activity on all collateralized loans is as follows:

                                                        2005             2004
                                                        ----             ----

                                                            (in thousands)

Balance, beginning of year                            $ 48,778         $ 40,541
Investments in loans receivables                            --           11,350
Collections on loans to affiliates                      (2,762)          (2,828)
Loans written-off and written down                          --             (285)
                                                      --------         --------
Balance, end of year                                  $ 46,016         $ 48,778
                                                      ========         ========

Unearned interest activity is as follows:

                                                        2005             2004
                                                        ----             ----

                                                            (in thousands)

Balance, beginning of year                            $ 21,397         $ 14,300
Additional unearned interest in connection with
  new loans receivable                                      --            7,599
Amortization to income                                  (1,065)            (502)
                                                      --------         --------
Balance, end of year                                  $ 20,332         $ 21,397
                                                      ========         ========

      (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $4,707 in 2005 and $6,106 in 2004 which bear interest at rates ranging from 6.66% to 8.25% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through January 2019 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

      (b) DVL's other long-term mortgage loan, exclusive of its wrap-around mortgages, is collateralized by one first mortgage aggregating $1,169 at December 31, 2005 and $1,212 at December 31, 2004, respectively. This loan matures August 2021, bears interest at an effective rate of 6% per annum and is collateralized by a first mortgage on a commercial property. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $46 in 2006, $49 in 2007, $52 in 2008, $55 in 2009, $59 in 2010 and $907 thereafter.

      (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through January 2030. The wrap-around loans are subject to senior loans of $7,221 in 2005 and $8,379 in 2004, which bear interest at rates ranging from 6.69% to 7.50% per annum, are payable to unaffiliated lenders, mature on various dates through December 2019 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

      (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such loans. The majority of these loans were non-performing at December 31, 2005 and 2004. These assets are included in other assets on the Consolidated Balance Sheet.

4. Allowance for Losses

Allowance for loan loss activity is as follows:

                                                        2005             2004
                                                        ----             ----

                                                            (in thousands)

Balance, beginning of year                            $  2,581         $  2,601
Additional provision for loan losses                       200               --
Loans satisfied, written-off or written down                --              (20)
                                                      --------         --------

Balance, end of year                                  $  2,781         $  2,581
                                                      ========         ========

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

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $137.

Summary of Real Estate Holdings:

                                                       2005          2004
                                                       ----          ----

      Land                                            $1,248        $1,183
      Buildings                                        7,033         7,032
      Improvements                                       302           302
                                                      ------        ------
      Subtotal                                         8,583         8,517
      Less: Accumulated depreciation                     778           589
                                                      ------        ------
          Total                                       $7,805        $7,928
                                                      ======        ======

      Affiliated Limited Partnerships

      DVL acquired various interests in Affiliated Limited Partnerships pursuant to the Terms of certain settlement agreements and through purchases. Allowances are adjusted quarterly based on Management's estimate of the realizable value. During 2005 and 2004, DVL recorded income of $98, and $147, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                             2005         2004
                                                             ----         ----

                                                              (in thousands)

Balance, beginning of year                                 $   918      $ 1,000
Various interests acquired through purchases and
  foreclosed partner notes                                      13           --
Distributions received from partnerships                      (103)        (245)
Distributions recorded as income                                98          147
Change in reserves, net of write-offs                           --           16
                                                           -------      -------

Balance, end of year                                       $   926      $   918
                                                           =======      =======

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

6. Debt, Loans Payable Underlying Wrap-around Mortgages

      DVL's debt is comprised of the following loans payable:

                                                                     2005       2004
                                                                     ----       ----

                                                                     (in thousands)
Loan collateralized by real estate bearing interest at prime plus 2% per annum.  Monthly payments are interest only,
  maturing September, 2006                                         $ 4,529    $ 4,529
Loan collateralized by real estate bearing interest at 7.50%
  per annum with a balloon payment due June, 2008 of $2,285          2,470      2,535
Loans collateralized by commercial mortgage loans and real
  estate bearing interest at prime plus 1.5% per annum
  maturing May, 2009                                                   826      1,198
Loans collateralized by commercial mortgage loans and real
  estate bearing interest at prime plus 1.5% per annum
  maturing November, 2006                                               --        259
Loan to purchase existing mortgages annual principal payments of $50, bearing interest at prime plus .5% per annum with
  a balloon payment due 1/31/09 of $1,200                            1,350      1,400
                                                                   -------    -------
                                                                     9,175      9,921

Loan from affiliate collateralized by shares of common stock of
  S2 bearing interest at 12% per annum compounded monthly (1)        2,503         --
Loan from affiliate collateralized by commercial mortgages
  and real estate bearing interest at 12% per annum, scheduled
  to mature January 2006 (2)                                            --      2,456
                                                                   -------    -------

Total debt                                                         $11,678    $12,377
                                                                   =======    =======

(1) To repay the Company's existing obligation to Blackacre in the amount of $2,553, on December 27, 2005 the Company entered into a Loan and Security Agreement (the "Pemmil Loan Agreement") with Pemmil Funding, LLC ("Pemmil"), pursuant to which the Company borrowed from Pemmil $2,500. The Pemmil Loan Agreement provides that principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Loan Agreement) that result in net proceeds (as defined in the Loan Agreement) to the Company. The obligations under the Pemmil Loan Agreement are secured by a pledge of the Company's equity interest in S2. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium.

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company's President and a Director of the Company, and Lawrence J. Cohen, Steve Simms, Ron Jacobs, Keith Stein and Jay Chazanoff, each of whom is a beneficial owner of greater than 10% of the Company's common stock.

DVL, believes that the rate being charged and the terms obtained are equal to or better than that which could be obtained in the market place.

(2) The Company's obligations under this loan from Blackacre Capital Group, L.P. ("BCG") (the "BC Loan") were secured by substantially all of the assets of the Company. The BC Loan was senior to all indebtedness of the Company other than indebtedness to NPO Management LLC ("NPO"), and, with respect to individual assets, the related secured lender. The effective interest rate to the Company for financial reporting purposes, including the Company's costs associated with the BC Loan, and the value of the 653,000 shares issued to Blackacre (an affiliate of BCG and Stephen Feinberg) in connection therewith, was approximately 14% per annum.

      The aggregate amount of debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                                           Loans Payable
                                                           Underlying Wrap
                                                  Debt     Around Mortgages
                                               --------    ----------------

                                                    (in thousands)

        2006                                   $  4,948       $  2,749
        2007                                        410          2,947
        2008                                      5,120          2,214
        2009                                      1,200          1,102
        2010                                          -            782
     Thereafter                                       -          2,134
                                               --------       --------
                                               $ 11,678       $ 11,928
                                               ========       ========

      7. Redeemed Notes Payable - Litigation Settlement

      In December 1995, DVL completed its obligations under the 1993 Limited Partnership Settlement by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387.

      To date, the Company has sent redemption letters ("Redemptions") to note holders who held Notes that aggregated approximately $1,161 offering to pay the notes in cash at the face value plus accrued interest of approximately $49. As of December 31, 2005, $421 has been paid and the remaining $789 payable is reflected as a non-interest bearing liability. As a result of the redemptions, all obligations under the Notes have been satisfied.

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

A. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company receives a monthly fee of $2, a monthly deferred fee of approximately $7, and an annual incentive fee if certain levels of profitability are attained. The Company recorded fees of $162,and $196 in 2005 and 2004 which included incentive fees of $60 and $94, respectively.

B. The Millennium Group, an affiliate of NPO, received approximately $18 and $23 for 2005 and 2004, respectively representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2005, and 2004, the Company paid or accrued fees of $108 and $108, to the Millennium Group.

In connection with the sales of property owned by Affiliated Limited Partnerships, a licensed real estate brokerage affiliate of the Pembroke Group was paid brokerage fees of $-0- and $13, from various Affiliated Limited Partnerships in 2005 and 2004, respectively.

C. Interest expense on amounts due to affiliates was as follows:

                                                          2005        2004
                                                          ----        ----

      Blackacre Capital Group, L.P.                       $323        $311
      NPO                                                    7           6
      Pemmil Funding (See Note 6)                            3          --
                                                          ----        ----
                                                          $333        $317
                                                          ====        ====

D. The Company recorded fees to NPO of $702 and $683 under the Asset Servicing Agreement for 2005 and 2004, respectively, plus other expenses of $7, and $5, respectively in each year. During 2005 and 2004, the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

E. Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). For 2005 and 2004, the Company received compensation under such agreement equal to $192 and $-0-, respectively. The Limited Partnership dissolved as of the end of 2005.

F. The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2005 and 2004, the Company received compensation equal to $31 and $27 under such arrangement.

G. The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24 in each of the years 2005 and 2004.

H. The Philadelphia, Pennsylvania, law firm of Zarwin Baum DeVito ("Zarwin"), of which Alan E. Casnoff, a director of the Company, is of counsel, has acted as counsel to the Company since November 2004. [Legal fees for services rendered by Zarwin to the Company during 2005 did not exceed 5% of the revenues of such firm for its most recent fiscal year.] During 2005 and 2004, the Company and the Affiliated Limited Partnerships paid Zarwin $15 and $17, respectively, for legal services.

I. Opportunity Fund

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

During 2004 a wholly-owned subsidiary of DVL purchased the remaining three mortgages owned by the Opportunity Fund for $2,000 and DVL was paid $484 from the investments by the Opportunity Fund. The Opportunity Fund was dissolved at the end of 2004.

9. Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities

      Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) in the years 2004 through 2012 subject to certain adjustments. The adjustments to DVL's net income were significant enough that no amounts were accrued for 2005 and 2004.

      During 2005 and 2004, the Company expensed approximately $230 and $275, respectively, for amounts due to the fund based on cash flow on mortgage loans of which approximately $-0- and $-0-, respectively, was accrued at year end. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

      DVL leases premises comprising approximately 5,600 square feet. The lease for such office space is due to expire on January 31, 2008. The base rent is $216 per annum, plus real estate and operating expense escalation clauses. Net rent expense was $226 and $221 in 2005 and 2004, respectively.

      The future minimum rentals during the next three years is as follows:

                   2006                      $   216
                   2007                          216
                   2008                           18
                                             -------
                                             $   450
                                             =======

      DVL is a limited recourse guarantor on debt of approximately $2,202 which is secured solely by DVL's interest in the property securing such debt. DVL's interest in the property is carried at zero on the financial statements.

      The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $59 through May 2008 with cost of living increases, aggregating $702, and $683, in 2005 and 2004.

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

Stock Option Plans

      The weighted-average fair value at date of grant for options granted during the years ended December 31, 2005 and 2004 was $.12 and $.11, per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                                  December 31,
                                        --------------------------------
                                            2005               2004
                                        -------------      -------------

Risk-free interest rates                4.25% - 4.25%      4.13% - 4.14%
Expected option life in years                     10                 10
Expected stock price volatility                   85%                85%
Expected divided yield                             0%                 0%

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

      As of December 31, 2005 and 2004, there were outstanding 1,633,131 and 1,603,131 ten year options, respectively. Under the Plan, the Company had 866,869 and 896,869 shares of common stock remaining under the Plan for future grants of stock options as of December 31, 2005 and 2004, respectively.

      The following table summarizes the activity under the Plan:

                                       2005                       2004
                             -----------------------     -----------------------
                                           Weighted                    Weighted
                                            Average                     Average
                                           Exercise                    Exercise
                               Shares        Price         Shares        Price
                             ---------     ---------     ---------     ---------
Options outstanding at
  Beginning of Year          1,603,131     $    0.17     1,558,131     $    0.17
Granted                         30,000          0.12        45,000          0.11
Cancelled                           --            --            --           . -
                             ---------     ---------     ---------     ---------

Options Outstanding at
  End of Year                1,633,131     $    0.16     1,603,131     $    0.17
                             =========     =========     =========     =========

Options Exercisable at
  End of Year                1,633,131     $    0.16     1,603,131     $    0.17
                             =========     =========     =========     =========

                          Year Ended December 31, 2005
                          ----------------------------

                 Options Outstanding                       Options Exercisable
---------------------------------------------------      -----------------------
                                                         Weighted
                                           Weighted       Average       Weighted
  Range of                                 Average       Remaining       Average
  Exercise                                 Exercise       Life In       Exercise
    Price         Shares       Price        Years         Shares          Price
-----------     ---------     -------      --------      ---------      --------

$.08 - 0.12       490,000     $  0.09        4.98          490,000      $   0.09
 .13 - 0.19       295,000        0.15        3.84          295,000          0.15
 .20 - 0.22       848,131     $  0.21        1.14          848,131          0.21
-----------     ---------     -------      ------        ---------      --------

      TOTAL     1,633,131     $  0.16        2.78        1,633,131      $   0.16
                =========     =======      ======        =========      ========

Warrants Redeemable in Stock

      During 2001, the Company, in connection with the purchase of the residual interests issued warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.20 per share which expires as follows: warrant for 2,000,000 shares - February 2011; warrant for 1,000,000 shares - August 2011.

      In 1996, the affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including common stock issued to redeem the Notes, and subject to a maximum aggregate exercise price of $1,916. At December 31, 2005, shares underlying the Warrants and exercise price per share aggregated 37,381,985 and $.05 respectively. No warrants have been exercised through December 31, 2005.

11. Income Taxes

      The (benefit) provision for income taxes for the years ended December 31, 2005 and 2004 were as follows:

                                                          2005             2004
                                                          ----             ----
Current Provision
   Federal                                               $ 215            $  20
   State                                                    --               --
                                                         -----            -----
   Total Current Provision                                 215               20
                                                         -----            -----
Deferred Provision
   Federal                                                (297)            (184)
   State                                                    --               --
                                                         -----            -----
   Total Deferred Benefit                                 (297)            (184)
                                                         -----            -----
   Total Benefit                                         $ (82)           $(164)
                                                         =====            =====

The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

                                                             2005          2004
                                                             ----          ----

U.S. Federal Statutory Rate                                  34.0%         34.0%

Change In Valuation Allowance and
  Utilization of Unrecognized Deferred
  Tax Assets                                                -38.3%        -43.9%
                                                            -----         -----
Effective Income Tax Rate                                   - 4.3%        - 9.9%
                                                            =====         =====

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

                                                            2005          2004
                                                            ----          ----

Allowance for Losses                                     $      -      $      8
Notes Payable Litigation Settlement                             -           429
Other                                                           -            11
Carrying Value of LP Investments                              (26)            2
NOL Carryforward                                            2,569         2,101
Retained Interests                                         (2,891)       (1,421)
Mortgage Loans                                                 19           270
Change in Valuation Allowance                                  32        (1,584)
                                                         --------      --------
Total Deferred (Benefit)                                 $   (297)     $   (184)
                                                         ========      ========

The significant components of deferred tax assets and liabilities were as follows:

                                                            2005          2004
                                                            ----          ----

Allowance for Losses                                     $  1,004      $  1,003
Notes Payable Litigation Settlement
  Redeemed Notes                                              307           308
Other                                                         174           174
Carrying Value of LP Investments                           (1,896)       (1,921)
NOL Carryforward                                           11,670        14,239
Retained Interests                                         10,556         7,665
Mortgage Loans                                              2,325         2,343
                                                         --------      --------
Deferred Tax Asset                                         24,140        23,811

Valuation Allowance                                       (21,845)      (21,813)
                                                         --------      --------

Net Deferred Tax Asset                                   $  2,295      $  1,998
                                                         ========      ========

Current taxes payable for 2005 have been reduced by $2,569 relating to the utilization of net operating loss carryforwards. At December 31, 2005, the Company had aggregate unused net operating loss carryforwards of approximately $30,000, which may be available to reduce future taxable income, expiring through 2019, with approximately $23,000 expiring through 2007. The deferred tax benefit of $297 in 2005 resulted primarily from the deferred benefit relating to the retained interests net of the deferred tax expense relating to the utilization of net operating loss carryforwards. The deferred tax benefit of $184 in 2004 resulted primarily from a reduction in the valuation allowance on deferred tax assets.

12. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivable portfolios. The Corporate/other net income of $133 and $192 in 2005 and 2004, respectively include $297 and $184 of deferred income tax benefit, respectively.

                                                         2005            2004
                                                         ----            ----
     Revenue
       Real estate                                     $  4,325        $  4,603
       Residual interests                                 4,857           4,360
       Corporate/other                                      100              50
                                                       --------        --------

Total consolidated revenue                             $  9,282        $  9,013
                                                       ========        ========

     Net income (loss)
       Real estate                                     $   (365)       $   (163)
       Residual interests                                 2,045           1,799
       Corporate/other                                      133             192
                                                       --------        --------

Total income from continuing operations                $  1,813        $  1,828
                                                       ========        ========

     Assets
       Real estate                                     $ 34,854        $ 38,030
       Residual interests                                42,198          37,334
       Corporate/other                                    2,295           1,998
                                                       --------        --------

Total consolidated assets                              $ 79,347        $ 77,362
                                                       ========        ========

13. Discontinued Operations

      During the years ended December 31, 2005 and 2004 the Company disposed of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

      The Company also sold its defibrillator business to a non-affiliated purchaser. The operation of the defibrillator business for all periods presented have been recorded as discontinued operations.

Discontinued operations for the years ended December 31, 2005 and 2004 are summarized as follows:

                                                           2005      2004
                                                           ----      ----

      Loss income from discontinued operations            $   83    $  350
                                                          ======    ======

      Other assets and other liabilities of discontinued operations at December 31, 2005 and 2004 are summarized as follows:

                                                       2005           2004
                                                       ----           ----

      Other assets                                     $626           $598
                                                       ====           ====
      Other liabilities                                $ 90           $115
                                                       ====           ====

14. Subsequent Events

      The Company extended the due date of the $4,500 loan which was due to expire on March 1, 2006. The new expiration date is September 1, 2006.