Form 10QSB
period 2006-03-31
DVL INC /DE/
filed 2006-05-15
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________


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

             Class                       Outstanding at May 15, 2006
             -----                       ---------------------------

  Common Stock, $.01 par value                  38,315,466

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1 - Financial Statements:                                   Pages

         Consolidated Balance Sheets -
           March 31, 2006 (unaudited) and December 31, 2005               1 - 2

         Consolidated Statements of Operations -
         Three Months Ended March 31, 2006 (unaudited) and
           2005 (unaudited)                                               3 - 4

         Consolidated Statement of Shareholder's Equity -
         Three Months Ended March 31, 2006 (unaudited)                    5

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2006 (unaudited) and
           2005 (unaudited)                                               6 - 7

         Notes to Consolidated Financial Statements (unaudited)           8 - 13

         Item 2 - Management's Discussion and Analysis or
                   Plan of Operation                                     14 - 18

         Item 3 - Controls and Procedures                                     18

Part II. Other Information:

         Item 6 - Exhibits                                               19 - 23

         Signature                                                            20

                         Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            March 31,    December 31,
                                                                              2006           2005
                                                                          ------------   ------------
                                                                           (unaudited)
ASSETS

Residual interests in securitized portfolios                              $     42,620   $     42,198
                                                                          ------------   ------------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $19,998 for 2006 and $20,332 for 2005)
                                                                                25,098         25,455

    Allowance for loan losses                                                    2,686          2,586
                                                                          ------------   ------------

    Net mortgage loans receivable                                               22,412         22,869
                                                                          ------------   ------------

Cash (including restricted cash of $254 and $24 for 2006 and 2005)               1,669          1,863

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $828 for 2006 and $778 for 2005)                             7,758          7,805

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2006 and 2005)                                             927            926

Net deferred tax asset                                                           2,330          2,295

Other assets                                                                       642            765

Other assets of discontinued operations                                            626            626
                                                                          ------------   ------------

Total assets                                                              $     78,984   $     79,347
                                                                          ============   ============

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                            March 31,    December 31,
                                                                              2006           2005
                                                                          ------------   ------------
                                                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                                    $     36,304   $     36,227
    Underlying mortgages payable                                                11,258         11,928
    Debt - other                                                                 9,092          9,175
    Debt - affiliates                                                            2,579          2,503
    Redeemed notes payable-litigation settlement                                   789            789
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $-0- for
      2006 and $18 for 2005)                                                       402            485
    Liabilities of discontinued operations                                          69             90
                                                                          ------------   ------------
  Total liabilities                                                             60,493         61,197
                                                                          ------------   ------------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                                    1              1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2006 and 2005, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 38,315,466 for 2006 and 2005                    383            383

     Additional paid-in capital                                                 97,635         97,635
     Deficit                                                                   (79,528)       (79,869)
                                                                          ------------   ------------

     Total shareholders' equity                                                 18,491         18,150
                                                                          ------------   ------------

     Total liabilities and shareholders' equity                           $     78,984   $     79,347
                                                                          ============   ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 --------------------

                                                                  2006         2005
                                                                 -------      -------
Income from affiliates:

   Interest on mortgage loans                                    $   711      $   726
   Partnership management fees                                        69           82
   Management fees                                                    46           38
   Distributions from partnerships                                    20           28

Income from others:

   Interest income - residual interests                            1,261        1,147
   Net rental income (including depreciation and
     amortization of $47 for 2006 and $54 for 2005)                  156          118
   Other income and interest                                          19           13
                                                                 -------      -------

                                                                   2,282        2,152
                                                                 -------      -------

Operating expenses:
   General and administrative                                        394          379
   Asset Servicing Fee - NPO Management LLC                          177          171
   Legal and professional fees                                        62           67
   Provision for loan losses                                         100           --

Interest expense:

   Underlying mortgages                                              209          263
   Notes payable - residual interests                                720          662
   Affiliates                                                         76           82
   Others                                                            213          192
                                                                 -------      -------

                                                                   1,951        1,816
                                                                 -------      -------

Income from continuing operations before income tax benefit          331          336

Income tax benefit                                                    10           64
                                                                 -------      -------

Income from continuing operations                                    341          400

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                        --          (43)
                                                                 -------      -------

Net income                                                       $   341      $   357
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    2006              2005
                                                 -----------      ------------

Basic earnings per share:

  Income from continuing operations              $       .01      $        .01
  Loss from discontinued operations                      .00               .00
                                                 -----------      ------------
  Net Income                                     $       .01      $        .01
                                                 ===========      ============

Diluted earnings per share:

   Income from continuing operations             $       .01      $        .01
   Loss from discontinued operations                     .00               .00
                                                 -----------      ------------
   Net Income                                    $       .01      $        .01
                                                 ===========      ============

Weighted average shares outstanding - basic       38,315,466        38,315,466
Effect of dilutive securities                     22,501,730        20,350,561
                                                 -----------      ------------

Weighted average shares outstanding - diluted     60,817,196        58,666,027
                                                 ===========      ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                     Preferred Stock                 Common Stock
                                  ----------------------      ---------------------------

                                   Shares        Amount          Shares          Amount
                                  --------     ---------      -----------      ----------
Balance - January 1, 2006             100      $        1      38,315,466      $      383

Net income                             --              --              --              --
                                  --------     ---------      -----------      ----------

Balance - March 31, 2006              100      $        1      38,315,466      $      383
                                  ========     =========      ===========      ==========

                                  Additional
                                  Paid - In
                                   Capital      Deficit         Total
                                  --------     ---------      ---------
Balance - January 1, 2006         $ 97,635     $ (79,869)     $  18,150

Net income                              --           341            341
                                  --------     ---------      ---------

Balance - March 31, 2006          $ 97,635     $ (79,528)     $  18,491
                                  ========     =========      =========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                              -----------------
                                                               2006        2005
                                                              -----       -----

Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                            $ 341       $ 400
  Adjustments to reconcile income to net cash provided
   by operating activities from continuing operations
   Interest income accreted on residual interests              (215)       (158)
   Accrued interest added to indebtedness                         7          75
   Depreciation                                                  47          54
   Provision for loan losses                                    100          --
   Amortization of unearned interest on loan receivables       (334)       (265)
   Net increase in deferred tax asset                           (35)        (89)
   Net decrease (increase) in prepaid financing
     and other assets                                           123         (45)
   Net decrease in accounts payable, security deposits
     and accrued liabilities                                    (65)         (3)
   Net increase in fees due to affiliates                        --           2
   Net increase in deferred income                              (18)          2
                                                              -----       -----
   Net cash used in continuing operations                       (49)        (27)
                                                              -----       -----

Discontinued operations:
   Loss from discontinued operations - net of tax                --         (43)
   Adjustment to reconcile loss to net cash used
     In discontinued operations
   Net decrease in assets and liabilities of discontinued
    operations                                                  (21)       (105)
                                                              -----       -----
   Net cash used in discontinued operations                     (21)       (148)
                                                              -----       -----
   Net cash used in operating activities                        (70)       (175)
                                                              -----       -----

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2006          2005
                                                          -------       -------
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                         $   690       $   629
                                                          -------       -------

  Cash provided by investing activities                       690           629
                                                          -------       -------

Cash flows from financing activities:

Continuing operations:
   Proceeds from new borrowings                                --           500
   Principal payments on debt                                 (14)         (127)
   Payments on underlying mortgages payable                  (670)         (617)
   Payments on notes payable - residual interest             (130)         (132)
                                                          -------       -------

     Net cash used in financing activities                   (814)         (376)
                                                          -------       -------

Net (decrease) increase in cash                              (194)           78
Cash, beginning of period                                   1,863         2,768
                                                          -------       -------

Cash, end of period                                       $ 1,669       $ 2,846
                                                          =======       =======

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest               $ 1,125       $ 1,092
                                                          =======       =======

   Cash paid for income taxes                             $    39       $    --
                                                          =======       =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      increase                                            $   207       $ 1,442
                                                          =======       =======

    Notes payable - residual interests - increase         $   207       $ 1,442
                                                          =======       =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2006 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2. Reclassifications

      Certain amounts from 2005 have been reclassified to conform to the presentation for the three months ended March 31, 2006.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through March 31, 2006, the residual interest in securitized portfolios and the notes payable were increased by approximately $3,979 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

4. Real Estate

      In October 2004, DVL entered into an Agreement with the owners of the properties which were subject to a leasehold held by the Company, pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space at the property, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $626 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

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

                                           Fee Income            Fee Income
                                          For The Three         For The Three
               Affiliate                  Months Ended          Months Ended
               ---------                    03/31/06              03/31/05
                                            --------              --------
          NPO and Blackacre                 $     16              $      6
          NPO                               $     30              $     32

Monies Paid

A. The Company recorded fees to NPO of $177 and $171 for the three months ended March 31, 2006 and 2005, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2006 and 2005 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

            Fees Recorded               Fees Recorded
            For The Three               For The Three
             Months Ended                Months Ended
               03/31/06                    03/31/05
            -------------               -------------
               $     27                    $     27

C. Interest expense on amounts due to affiliates was as follows:

                                    Three Months             Three Months
                                       Ended                    Ended
                                      03/31/06                 03/31/05
                                     ---------                 --------
       Blackacre                     $      --                 $     80
       NPO                                  --                        2
       Pemmil Funding                       76                       --
                                     ---------                 --------
                                     $      76                 $     82
                                     =========                 ========

6. Contingent Liabilities

      During the three months ended March 31, 2006 and 2005 the Company expensed approximately $5 during each period, for amounts due to the Limited Partnership Settlement Fund of which $-0-, was accrued at March 31, 2006 and 2005. These costs have been netted against the interest on mortgage loans.

7. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a fully diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At March 31, 2006, shares underlying the Warrants aggregated 35,053,219 at an exercise price of $.05 per share. No warrants have been exercised through March 31, 2006.

      RESTRICTION ON CERTAIN TRANSFERS OF COMMON STOCK: Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until March 31, 2009 without the prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would, in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code.

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2006 and 2005.

                                                           Three Months Ended March 31,
                                                                       2006
                                                   ---------------------------------------------
                                                                  Weighted Average
                                                                      Number of       Per Share
                                                     Amount            Shares           Amount
                                                   -----------       ----------      -----------
Basic EPS,
Net income available to common stockholders        $       341       38,315,466      $       .01
                                                                                     ===========

Effect of dilutive stock options and warrants               --       22,501,730
                                                   -----------       ----------

Diluted EPS,
Net income available to common stockholders        $       341       60,817,196      $       .01
                                                   ===========       ==========      ===========

                                                           Three Months Ended March 31,
                                                                       2005
                                                   ---------------------------------------------
                                                                  Weighted Average
                                                                      Number of       Per Share
                                                     Amount            Shares           Amount
                                                   -----------       ----------      -----------

Basic EPS,
Net income available to common stockholders        $       357       38,315,466      $       .01
                                                                                     ===========

Effect of dilutive stock options and warrants               --       20,350,561
                                                   -----------       ----------

Diluted EPS,
Net income available to common stockholders        $       357       58,666,027      $       .01
                                                   ===========       ==========      ===========

9. Segment Information

The Company has two reportable segments; real estate and residual interests. During the fourth quarter of 2005 the Company discontinued its defibrillator segment. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $(25) and $65 in 2006 and 2005 respectively, include $35 and $89 of deferred income tax benefit, respectively.

                                                         Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        2006             2005
                                                      --------         --------
Revenues
   Residual interests                                 $  1,261         $  1,147
   Real estate                                           1,002              994
   Corporate/other                                          19               11
                                                      --------         --------

Total consolidated revenues                           $  2,282         $  2,152
                                                      ========         ========

Net income (loss)
   Residual interests                                 $    533         $    480
   Real estate                                            (167)            (145)
   Corporate/other                                         (25)              65
                                                      --------         --------

Total income from continuing operations               $    341         $    400
                                                      ========         ========

Assets
   Residual interests                                 $ 42,620         $ 38,934
   Real estate                                          34,053           37,757
   Corporate/other                                       2,311            2,087
                                                      --------         --------

Total consolidated assets                             $ 78,984         $ 78,778
                                                      ========         ========

10. Discontinued Operations

The Company classifies certain real estate holdings as held for sale and has disposed of certain real estate assets. The Company discontinued its defibrillator business during the fourth quarter of 2005. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the three months ended March 31, 2006 and 2005 are summarized as follows:

                                              March 31,
                                           2006       2005
                                         -------     -------
  Loss from discontinued operations      $    --     $   (43)
                                         =======     =======

      Other assets and other liabilities of discontinued operations at March 31, 2006 and 2005 are summarized as follows:

                                              March 31,
                                           2006       2005
                                         -------     -------
      Other assets                       $   626     $   570
                                         =======     =======
      Other liabilities                  $    69     $    --
                                         =======     =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

DVL had income from continuing operations of $341 and $400 for the three months ended March 31, 2006 and 2005, respectively.

Interest income on mortgage loans from affiliates decreased and interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                           Three Months Ended         Three Months Ended
                                             March 31, 2006            March 31, 2005
                                           ------------------         ------------------
Interest income on mortgage loans             $       711               $       726
Interest expense on underlying mortgages      $       209               $       263

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                           Three Months Ended         Three Months Ended
                                             March 31, 2006            March 31, 2005
                                           ------------------         ------------------
Interest income on residual interest          $      1,261              $      1,147
Interest expense on related notes payable     $        720              $        662

The increase in net rental income was the result of decreased operating costs at the properties.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2006          March 31, 2005
                                       ------------------     ------------------
Net rental income from others             $      156            $       118
Gross rental income from others           $      356            $       346

General and administrative expenses increased. The 2006 administrative expenses increased primarily as a result of increased overhead costs which include office rent, utilities and postage.

              Three Months Ended             Three Months Ended
                March 31, 2006                 March 31, 2005
              ------------------             ------------------
                 $       394                    $       379

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

              Three Months Ended             Three Months Ended
                March 31, 2006                 March 31, 2005
              ------------------             ------------------
                 $       177                    $       171

Legal and professional fees decreased as a result of a fee incurred in 2005 related to the Company's Fort Edward property.

              Three Months Ended             Three Months Ended
                March 31, 2006                 March 31, 2005
              ------------------             ------------------
                 $       62                     $       67

The Company recorded an additional provision for losses on its mortgage portfolio of $100 during the three months ended March 31, 2006.

                    Three Months Ended             Three Months Ended
                      March 31, 2006                 March 31, 2005
                    ------------------             ------------------
   Provision for       $       100                    $       --
   Losses

Interest expense relating to other debts increased primarily due to increases in interest rates on variable rate bank loans.

              Three Months Ended             Three Months Ended
                March 31, 2006                 March 31, 2005
              ------------------             ------------------
                 $       213                    $       192

The Company accrued expenses of $25 for alternative minimum taxes in the three months ended March 31, 2006 and 2005, respectively. The Company recognized $35 and $89 of income tax benefits in the three months ended March 31, 2006 and 2005, respectively, as a result of a reduction in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                       Three Months Ended             Three Months Ended
                         March 31, 2006                 March 31, 2005
                       ------------------             ------------------
  Income tax benefit      $       10                     $        64

Discontinued operations consist of the operations of the defibrillator business and segments the Company considers as held for sale or has disposed of.

                                     Three Months Ended       Three Months Ended
                                       March 31, 2006           March 31, 2005
                                     ------------------       ------------------
  Loss from discontinued operations     $       --               $       (43)

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

      The Company's cash balance was $1,669 at March 31, 2006, compared to $1,863 at December 31, 2005.

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current operating cash requirements for the next twelve months. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

      The cash flow from the Company's member interests in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

      The purchase agreements with respect to such acquisition contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

            Years                                 Minimum                Maximum
            -----                                 -------                -------

2006 to 2009                                      $   743                $   880
2010 to final payment on the notes*               $ 1,050                $ 1,150

* Final payment on the notes payable expected in 2015 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

      The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Loans which are scheduled to become due through 2010 are as follows:

                                                                                                Outstanding
                                                                                                Principal
                                                                                 Original       Balance at
                                                                                   Loan          March 31,              Due
         Purpose                                     Creditor                     Amount           2006                 Date
         -------                                     --------                    --------       -----------             ----
Repurchase of Notes
Issued by the Company                         Pemmil (1)                         $  2,500        $  2,579              12/27/08

Purchase of Mortgages, and
Refinancing of Existing Mortgages
                                              Unaffiliated Bank (2)(3)           $  1,450        $    752              05/01/09

Purchase of Real Estate Assets                Unaffiliated Bank (4)              $  4,500        $  4,537              09/01/06

Purchase of Real Estate                       Unaffiliated Bank (5)
Assets                                                                           $  2,668        $  2,453              06/30/08

Purchase of Mortgages                         Unaffiliated Bank (6)              $  1,400        $  1,350              01/31/09

      (1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The loan is held by affiliates including Messrs. Casnoff, Chazanoff and Cohen.
      (2)   This loan self-amortizes.
      (3)   Interest rate is prime plus 1.5% per annum payable monthly.
      (4) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The due date was extended from March 1, 2006 to September 1, 2006. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all.
      (5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
      (6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.

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

                                           DVL, Inc.


                                           By: /s/ Henry Swain
                                               ---------------------------------
                                                   Henry Swain, Executive Vice
                                                   President and Chief Financial
                                                   Officer

May 15, 2006