Form 10QSB
period 2006-06-30
DVL INC /DE/
filed 2006-08-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________


Commission file number: 1-8356

                                    DVL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        13-2892858
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or Organization)

                  70 East 55th Street, New York, New York 10022
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (212) 350-9900
                 ----------------------------------------------
                 Issuer's telephone number, including area code

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

      Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: |_| No: |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at August 14, 2006
----------------------------                      ------------------------------
Common Stock, $.01 par value                                38,315,466

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

      Item 1 - Financial Statements:                                     Pages

      Consolidated Balance Sheets -
      June 30, 2006 (unaudited) and December 31, 2005                   1 - 2

      Consolidated Statements of Operations -
      Three Months Ended June 30, 2006 (unaudited) and
      2005 (unaudited)                                                  3, 5

      Consolidated Statements of Operations -
      Six Months Ended June 30, 2006 (unaudited) and
      2005 (unaudited)                                                  4, 5

      Consolidated Statement of Shareholder's Equity -
      Six Months Ended June 30, 2006 (unaudited)                        6

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2006 (unaudited) and
      2005 (unaudited)                                                  7 - 8

      Notes to Consolidated Financial Statements (unaudited)            9 - 14

      Item 2 - Management's Discussion and Analysis or
               Plan of Operation                                        15 - 21

      Item 3 - Controls and Procedures                                  21

Part II. Other Information:

      Item 6 - Exhibits                                                 22-26

      Signature                                                         23

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         June 30,    December 31,
                                                                           2006          2005
                                                                      ------------   ------------
                                                                       (unaudited)
ASSETS

Residual interests in securitized portfolios                          $     43,443   $     42,198
                                                                      ------------   ------------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $19,739 for 2006 and $20,332 for 2005)
                                                                            24,467         25,455

    Allowance for loan losses                                                2,786          2,586
                                                                      ------------   ------------

    Net mortgage loans receivable                                           21,681         22,869
                                                                      ------------   ------------

Cash (including restricted cash of $284 and $24 for 2006
  and 2005)                                                                  1,898          1,863

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $875 for 2006 and $778 for 2005)                         7,747          7,805

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2006 and 2005)                                         928            926

Net deferred tax asset                                                       2,640          2,295

Other assets                                                                   590            765

Other assets of discontinued operations                                        626            626
                                                                      ------------   ------------

Total assets                                                          $     79,553   $     79,347
                                                                      ============   ============

                                    (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                    June 30,       December 31,
                                                                      2006             2005
                                                                  ------------     ------------
                                                                   (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                            $     36,790     $     36,227
    Underlying mortgages payable                                        10,576           11,928
    Debt - other                                                        10,511            9,175
    Debt - affiliates                                                    1,199            2,503
    Redeemed notes payable-litigation settlement                           789              789
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $-0- for
      2006 and $18 for 2005)                                               461              485
    Liabilities of discontinued operations                                  49               90
                                                                  ------------     ------------
  Total liabilities                                                     60,375           61,197
                                                                  ------------     ------------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                            1                1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2006 and 2005, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 38,315,466 for 2006 and
                                                      2005                 383              383
     Additional paid-in capital                                         97,635           97,635
     Deficit                                                           (78,841)         (79,869)
                                                                  ------------     ------------

     Total shareholders' equity                                         19,178           18,150
                                                                  ------------     ------------

     Total liabilities and shareholders' equity                   $     79,553     $     79,347
                                                                  ============     ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                   ---------------------------
                                                                       2006           2005
Income from affiliates:

   Interest on mortgage loans                                      $        680   $        758
   Partnership management fees                                               66             79
   Management fees                                                           74            230
   Transaction and other fees from partnerships                               1             34
   Distributions from partnerships                                           20             23

Income from others:

   Interest income - residual interests                                   1,261          1,207
   Net rental income (including depreciation and
     amortization of $47 for 2006 and $44 for 2005)                         225            262
   Distributions from investments                                            13             46
   Other income and interest                                                 27             20
                                                                   ------------   ------------

                                                                          2,367          2,659
                                                                   ------------   ------------

Operating expenses:
   General and administrative                                               358            363
   Asset Servicing Fee - NPO Management LLC                                 184            177
   Legal and professional fees                                               68             45
   Provision (recovery of provision) for loan losses                        100            (30)

Interest expense:

   Underlying mortgages                                                     198            246
   Notes payable - residual interests                                       729            696
   Affiliates                                                                69             84
   Others                                                                   259            207
                                                                   ------------   ------------

                                                                          1,965          1,788
                                                                   ------------   ------------

Income from continuing operations before income tax benefit
  (expense)                                                                 402            871

Income tax benefit (expense)                                                285            (59)
                                                                   ------------   ------------

Income from continuing operations                                           687            812

Income from discontinued operations - net of tax of $-0- in
  both periods                                                               --              6
                                                                   ------------   ------------

Net income                                                         $        687   $        818
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               2006       2005
                                                             -------    -------
Income from affiliates:
   Interest on mortgage loans                                $ 1,391    $ 1,484
   Partnership management fees                                   135        161
   Management fees                                               120        268
   Transaction and other fees from partnerships                    1         34
   Distributions from partnerships                                40         51

Income from others:
   Interest income - residual interests                        2,522      2,354
   Net rental income (including depreciation and
     amortization of $97 for 2006 and $98 for 2005)              381        380
   Distributions from investments                                 13         46
   Other income and interest                                      46         33
                                                             -------    -------

                                                               4,649      4,811
                                                             -------    -------

Operating expenses:
   General and administrative                                    752        742
   Asset Servicing Fee - NPO Management LLC                      361        348
   Legal and professional fees                                   130        112
   Provision (recovery of provision) for loan losses             200        (30)

Interest expense:
   Underlying mortgages                                          407        509
   Notes payable - residual interests                          1,449      1,358
   Affiliates                                                    145        166
   Others                                                        472        399
                                                             -------    -------

                                                               3,916      3,604
                                                             -------    -------

Income from continuing operations before income
  tax benefit                                                    733      1,207

Income tax benefit                                               295          5
                                                             -------    -------

Income from continuing operations                              1,028      1,212

Loss from discontinued operations -
   net of tax of $-0- in both periods                             --        (37)
                                                             -------    -------

Net income                                                   $ 1,028    $ 1,175
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                            June 30,
                                                 ------------------------------      ------------------------------
                                                     2006              2005              2006              2005
                                                 ------------      ------------      ------------      ------------
Basic earnings per share:

  Income from continuing operations              $        .02      $        .02      $        .03      $        .03
  Income (loss) from discontinued operations              .00               .00               .00               .00
                                                 ------------      ------------      ------------      ------------
  Net Income                                     $        .02      $        .02      $        .03      $        .03
                                                 ============      ============      ============      ============

Diluted earnings per share:

   Income from continuing operations             $        .01      $        .01      $        .02      $        .02
   Income (loss) from discontinued operations             .00               .00               .00               .00
                                                 ------------      ------------      ------------      ------------
   Net Income                                    $        .01      $        .01      $        .02      $        .02
                                                 ============      ============      ============      ============

Weighted average shares outstanding - basic        38,315,466        38,315,466        38,315,466        38,315,466
Effect of dilutive securities                      20,808,037        20,624,212        21,703,256        20,518,516
                                                 ------------      ------------      ------------      ------------

Weighted average shares outstanding - diluted      59,123,503        58,939,678        60,018,722        58,833,982
                                                 ============      ============      ============      ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                  Preferred Stock              Common Stock          Additional
                             ------------------------    ------------------------    Paid - In
                               Shares        Amount        Shares        Amount        Capital       Deficit         Total
                             ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance - January 1, 2006           100    $        1    38,315,466    $      383    $   97,635    $  (79,869)    $   18,150

Net income                           --            --            --            --            --         1,028          1,028
                             ----------    ----------    ----------    ----------    ----------    ----------     ----------

Balance - June 30, 2006             100    $        1    38,315,466    $      383    $   97,635    $  (78,841)    $   19,178
                             ==========    ==========    ==========    ==========    ==========    ==========     ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                             -------------------
                                                               2006        2005
                                                             -------     -------
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                           $ 1,028     $ 1,212
  Adjustments to reconcile income to net cash provided
   by operating activities from continuing operations
   Interest income accreted on residual interests               (405)       (339)
   Accrued interest added to indebtedness                         16         150
   Depreciation                                                   94          98
   Provision for loan losses                                     200          --
   Amortization of unearned interest on loan receivables        (593)       (490)
   Net increase in deferred tax asset                           (345)       (171)
   Net decrease in prepaid financing and other assets            175         161
   Net (decrease) increase in accounts payable, security
    Deposits and accrued liabilities                              (8)         46
   Net increase in fees due to affiliates                         --           4
   Net (decrease) increase in deferred income                    (18)        273
                                                             -------     -------
   Net cash provided by continuing operations                    144         944
                                                             -------     -------

Discontinued operations:
   Loss from discontinued operations - net of tax                 --         (37)
   Net decrease in assets and liabilities of discontinued
    Operations                                                   (41)       (229)
                                                             -------     -------
   Net cash used in discontinued operations                      (41)       (266)
                                                             -------     -------
   Net cash provided by operating activities                     103         678
                                                             -------     -------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                              2006        2005
                                                            -------     -------
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                           $ 1,581     $ 1,432
  Real Estate acquisitions and capital improvements             (36)        (65)
  Net increase in affiliated limited partnership interests       --          (5)
                                                            -------     -------

  Net cash provided by investing activities                   1,545       1,362
                                                            -------     -------

Cash flows from financing activities:

Continuing operations:
   Proceeds from new borrowings                               1,500         500
   Principal payments on debt                                (1,484)     (1,083)
   Payments on underlying mortgages payable                  (1,352)     (1,252)
   Payments on notes payable - residual interest               (277)       (267)
                                                            -------     -------

     Net cash used in financing activities                   (1,613)     (2,102)
                                                            -------     -------

Net increase (decrease) in cash                                  35         (62)
Cash, beginning of period                                     1,863       2,768
                                                            -------     -------

Cash, end of period                                         $ 1,898     $ 2,706
                                                            =======     =======

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                 $ 2,424     $ 2,435
                                                            =======     =======

   Cash paid for income taxes                               $    50     $    50
                                                            =======     =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      increase                                              $   842     $ 3,118
                                                            =======     =======

    Notes payable - residual interests - increase           $   842     $ 3,118
                                                            =======     =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)

1.    Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the six months ended June 30, 2006 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2.    Reclassifications

      Certain amounts from 2005 have been reclassified to conform to the presentation for the six months ended June 30, 2006.

3.    Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through June 30, 2006, the residual interest in securitized portfolios and the notes payable were increased by approximately $4,613 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

                                     Fee Income For            Fee Income             Fee Income               Fee Income
                                       The Three             For The Three            For The Six             For The Six
                                      Months Ended            Months Ended           Months Ended             Months Ended
           Affiliate                    06/30/06                06/30/05                06/30/06                06/30/05
----------------------------         --------------          --------------          --------------          --------------
NPO and Blackacre                    $            6          $          198          $           22          $          204
NPO                                  $           68          $           32          $           98          $           64

Monies Paid

      A. The Company recorded fees to NPO of $361 and $348 for the six months ended June 30, 2006 and 2005, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2006 and 2005 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

Fees Recorded         Fees Recorded        Fees Recorded         Fees Recorded
For The Three         For The Three         For The Six           For The Six
 Months Ended          Months Ended         Months Ended          Months Ended
   06/30/06             06/30/05              06/30/06              06/30/05
--------------       --------------        --------------        --------------
$           27       $           45        $           54        $           72

C. Interest expense on amounts due to affiliates was as follows:

                                   Three Months            Three Months             Six Months              Six Months
                                      Ended                   Ended                   Ended                   Ended
                                     06/30/06                06/30/05                06/30/06                06/30/05
                                  --------------          --------------          --------------          --------------
Blackacre                         $           --          $           83          $           --          $          163
NPO                                           --                       1                      --                       3
Pemmil Funding                                69                      --                     145                      --
                                  --------------          --------------          --------------          --------------
                                  $           69          $           84          $          145          $          166
                                  ==============          ==============          ==============          ==============

6. Contingent Liabilities

      During the six months ended June 30, 2006 and 2005 the Company expensed approximately $67 and $62, respectively, for amounts due to the Limited Partnership Settlement Fund of which $-0-, was accrued at June 30, 2006 and 2005. These costs have been netted against the interest on mortgage loans.

7. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a fully diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At June 30, 2006, shares underlying the Warrants aggregated 35,032,943 at an exercise price of $.05 per share. No warrants have been exercised through June 30, 2006.

      RESTRICTION ON CERTAIN TRANSFERS OF COMMON STOCK: Each share of the stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until June 30, 2009 without the prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would, in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code.

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three and six months ended June 30, 2006 and 2005.

                                                                     Three Months Ended June 30,
                                                                    -----------------------------
                                                       2006                                                2005
                                                    ----------                                          ----------
                                                  Weighted Average                                   Weighted Average
                                                     Number of       Per Share                           Number of       Per Share
                                     Amount           Shares           Amount            Amount           Shares          Amount
                                  -----------       ----------      -----------       -----------       ----------      -----------
Basic EPS,

Net income available to
  common stockholders             $       687       38,315,466      $       .02       $       818       38,315,466      $       .02
                                                                    ===========                                         ===========

Effect of dilutive stock
  options and warrants                     --       20,808,037                                 --       20,624,212
                                  -----------       ----------                        -----------       ----------

Diluted EPS,
Net income available to
  common stockholders             $       687       59,123,503      $       .01       $       818       58,939,678      $       .01
                                  ===========       ==========      ===========       ===========       ==========      ===========

                                                                  Six Months Ended June 30,
                                                                 ---------------------------
                                                    2006                                              2005
                                                 ----------                                        ----------
                                               Weighted Average                                Weighted Average
                                                  Number of       Per Share                        Number of        Per Share
                                  Amount           Shares           Amount          Amount           Shares           Amount
                               -----------       ----------      -----------     -----------       ----------      -----------
Basic EPS,
Net income available to
  common stockholders          $     1,028       38,315,466      $       .03     $     1,175       38,315,466      $       .03
                                                                 ===========                                       ===========

Effect of dilutive stock
  options and warrants                  --       21,703,256                               --       20,518,516
                               -----------       ----------                      -----------       ----------

Diluted EPS,
Net income available to
  common stockholders          $     1,028       60,018,722      $       .02     $     1,175       58,833,982      $       .02
                               ===========       ==========      ===========     ===========       ==========      ===========

9.    Segment Information

The Company has two reportable segments; real estate and residual interests. During the fourth quarter of 2005 the Company discontinued its defibrillator segment. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $322 and $27 in 2006 and 2005 respectively, include $345 and $171 of deferred income tax (expense) benefit, respectively.

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                          2006            2005
                                                        --------        --------
Revenues
   Residual interests                                   $  2,522        $  2,354
   Real estate                                             2,041           2,373
   Corporate/other                                            86              84
                                                        --------        --------

Total consolidated revenues                             $  4,649        $  4,811
                                                        ========        ========

Net income (loss)
   Residual interests                                   $  1,067        $    989
   Real estate                                              (361)            159
   Corporate/other                                           322              27
                                                        --------        --------

Total income from continuing operations                 $  1,028        $  1,175
                                                        ========        ========

Assets
   Residual interests                                   $ 43,443        $ 40,791
   Real estate                                            33,122          35,504
   Corporate/other                                         2,488           3,648
                                                        --------        --------

Total consolidated assets                               $ 79,053        $ 79,943
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

Discontinued operations for the six months ended June 30, 2006 and 2005 are summarized as follows:

                                                            June 30,
                                                      2006             2005
                                                    -------          -------

Loss from discontinued operations                   $    --          $    37
                                                    =======          =======

      Other assets and other liabilities of discontinued operations at June 30, 2006 and 2005 are summarized as follows:

                                                                   June 30,
                                                               2006        2005
                                                             -------     -------

      Other assets                                           $   626     $   694
                                                             =======     =======
      Other liabilities                                      $    49     $    --
                                                             =======     =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 29, 2006.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

DVL had income from continuing operations of $687 and $812 for the three months ended June 30, 2006 and 2005, respectively.

Interest income on mortgage loans from affiliates decreased and interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Interest income on mortgage loans           $          680      $          758
Interest expense on underlying mortgages    $          198      $          246

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Interest income on residual interest        $        1,261      $        1,207
Interest expense on related notes payable   $          729      $          696

Net rental income decreased primarily as a result of increased operating costs at the properties.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Net rental income from others               $          225      $          262
Gross rental income from others             $          356      $          363

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                    Three Months Ended  Three Months Ended
                       June 30, 2006       June 30, 2005
                      --------------      --------------
                      $          184      $          177

The Company recorded a provision for losses on its mortgage portfolio of $100 during the three months ended June 30, 2006. Recovery of provision represents monies received during the three months ended June 30, 2005 that had previously been written off as uncollectible.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Provision (recovery of provision) for
losses                                      $          100      $          (30)

Interest expense relating to other debts increased primarily due to increases in interest rates on variable rate bank loans and the addition of new bank financing.

                    Three Months Ended  Three Months Ended
                       June 30, 2006       June 30, 2005
                      --------------      --------------
                      $          259      $          207

The Company accrued expenses of $25 and $141 for alternative minimum taxes during the three months ended June 30, 2006 and 2005, respectively. The Company recognized $310 and $82 of deferred income tax benefits during the three months ended June 30, 2006 and 2005, respectively, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax expense as follows:

                                          Three Months Ended  Three Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Income tax benefit (expense)                $          285      $          (59)

Discontinued operations consist of the operations of the defibrillator business and segments the Company considers as held for sale or has disposed of.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Income from discontinued operations         $           --      $            6

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

DVL had income from continuing operations of $1,028, and $1,212 for the six months ended June 30, 2006 and 2005, respectively.

Interest income on mortgage loans from affiliates decreased and interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Interest income on mortgage loans           $        1,391      $        1,484
Interest expense on related notes payable   $          407      $          509

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Interest income on residual interest        $        2,522      $        2,354
Interest expense on related notes payable   $        1,449      $        1,358

Management fees decreased as a result of a fee earned for the Company's role in completing the sale of land by an affiliate of NPO and Blackacre in 2005.

                     Six Months Ended    Six Months Ended
                       June 30, 2006       June 30, 2005
                      --------------      --------------
                      $          120      $          268

Transaction and other fees from affiliated limited partnerships were as follows:

                     Six Months Ended    Six Months Ended
                       June 30, 2006       June 30, 2005
                      --------------      --------------
                      $            1      $           34

Transaction fees are earned by the Company in connection with sales of partnership properties. There were no sales in 2006.

Net rental income from 2005 to 2006 was consistent as increased gross rental income was offset by increased operating expenses at the properties.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Net rental income from others               $          381      $          380
Gross rental income from others             $          712      $          709

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                     Six Months Ended    Six Months Ended
                       June 30, 2006       June 30, 2005
                      --------------      --------------
                      $          361      $          348

The Company recorded a provision for losses on its mortgage portfolio of $200 during the six months ended June 30, 2006. Recovery of provision represents monies received during the six months ended June 30, 2005 that has previously been written off as uncollectible.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Provision (recovery
of provision) for losses                    $          200      $          (30)

Interest expense related to other debts increased primarily due to increases in interest rates on variable rate bank loans and the addition of new bank financing.

                     Six Months Ended    Six Months Ended
                       June 30, 2006       June 30, 2005
                      --------------      --------------
                      $          472      $          399

The Company accrued expenses of $50 and $166 for alternative minimum taxes in the six months ending June 30, 2006 and 2005, respectively. The Company recognized $345 and $171 of deferred income tax benefits in 2006 and 2005, respectively, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                           Six Months Ended    Six Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Income tax benefit                          $          295      $            5

Discontinued operations consist of the operations of the defibrillator business and segments the Company considers held for sale or has disposed of.

                                           Six Months Ended    Six Months Ended
                                             June 30, 2006       June 30, 2005
                                            --------------      --------------
Loss from discontinued operations           $           --      $          (37)

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

      The Company's cash balance was $1,898 at June 30, 2006, compared to $1,863 at December 31, 2005.

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current operating cash requirements for the next twelve months. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

      The Company has an outstanding loan balance of $4,537, including accrued interest, at June 30, 2006. Interest rate is prime plus 2% per annum. Monthly payments are interest only. The due date was extended from March 1, 2006 to September 1, 2006. The Company intends to either replace one of the participants with regard to a portion of the loan and refinance the remaining loan balance. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.

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

Acquisitions and Financings

Loans which are scheduled to become due through 2010 are as follows:

                                                                                           Outstanding
                                                                                             Balance
                                                                                            Including
                                                                                             Accrued
                                                                             Original      Interest At
                                                                               Loan          June 30,           Due
            Purpose                             Creditor                      Amount           2006            Date
            -------                             --------                      ------           ----            ----
Repurchase of Notes
Issued by the Company                     Pemmil (1)                         $  2,500        $  1,199        12/27/08

Purchase of Mortgages, and
Refinancing of Existing Mortgages         Unaffiliated Bank (2)(3)           $  1,450        $    680        05/01/09

Purchase of Real Estate Assets            Unaffiliated Bank (4)              $  4,500        $  4,537        09/01/06

Purchase of Real Estate                   Unaffiliated Bank (5)
Assets                                                                       $  2,668        $  2,436        06/30/08

Purchase of Mortgages                     Unaffiliated Bank (6)              $  1,400        $  1,350        01/31/09

Refinancing of Repurchase of
Notes Issued by the Company               Unaffiliated Bank (7)              $  1,500        $  1,508        06/01/09

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The loan is held by affiliates including Messrs. Casnoff, Chazanoff and Cohen.
(2)   This loan self-amortizes.
(3)   Interest rate is prime plus 1.5% per annum payable monthly.
(4) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The due date was extended from March 1, 2006 to September 1, 2006. The Company intends to either replace one of the participants with regard to a portion of the loan and refinance the remaining loan balance. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.
(5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
(6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.
(7) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are interest only. An annual principal payment $50 is required. The majority of the loan proceeds were used to paydown an existing loan which accrues interest at a higher rate.

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

                           Part II - Other Information

Item 6. Exhibits

Exhibits:   10.1 Loan and Security Agreement, dated June 5, 2006, by and between
            DVL, Inc. and First Penn Bank.

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

                                              DVL, Inc.


                                              By: /s/ Henry Swain
                                                  ------------------------------
                                                  Henry Swain, Executive Vice
                                                  President and Chief Financial
                                                  Officer

August 14, 2006