Form 10QSB
period 2006-09-30
DVL INC /DE/
filed 2006-11-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2006
                                              ------------------

[_]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------


                         Commission file number: 1-8356


                                    DVL, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Delaware                                       13-2892858
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or Organization)


                  70 East 55th Street, New York, New York 10022
                  ---------------------------------------------
                      (Address of principal executive offices)


                                 (212) 350-9900
                                 --------------
                 Issuer's telephone number, including area code

      Former name, former address and former fiscal year, if changed since last report.

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes: [X] No: [_]

      Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: [_] No: [X]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding at November 14, 2006
                  -----                        --------------------------------
       Common Stock, $.01 par value                       38,315,466

Transition Small Business Disclosure Format (Check one):  Yes: [_]  No:  [X]

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1 - Financial Statements:                                   Pages
                                                                         -------
                  Consolidated Balance Sheets -
                  September 30, 2006 (unaudited) and December 31, 2005     1 - 2

                  Consolidated Statements of Operations -
                  Three Months Ended September 30, 2006 (unaudited) and
                  2005 (unaudited)                                          3, 5

                  Consolidated Statements of Operations -
                  Nine Months Ended September 30, 2006 (unaudited) and
                  2005 (unaudited)                                          4, 5

                  Consolidated Statement of Shareholder's Equity -
                  Nine Months Ended September 30, 2006 (unaudited)             6

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2006 (unaudited) and
                  2005 (unaudited)                                         7 - 8

                  Notes to Consolidated Financial Statements (unaudited)  9 - 14

                  Item 2 - Management's Discussion and Analysis or
                           Plan of Operation                             15 - 22

                  Item 3 - Controls and Procedures                            22

Part II. Other Information:

                  Item 6 - Exhibits                                      23 - 27

                  Signature                                                   24

                         Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 September 30,   December 31,
                                                                                     2006           2005
                                                                                 -------------   ------------
                                                                                 (unaudited)
ASSETS

Residual interests in securitized portfolios                                       $43,827         $42,198
                                                                                   -------         -------

Mortgage loans receivable from affiliated partnerships
(net of unearned interest of $19,400 for 2006 and $20,332 for 2005)                 24,081          25,455

    Allowance for loan losses                                                        2,886           2,586
                                                                                   -------         -------

    Net mortgage loans receivable                                                   21,195          22,869
                                                                                   -------         -------

Cash (including restricted cash of $46 and $24 for 2006
   and 2005)                                                                         1,337           1,863

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $917 for 2006 and $773 for 2005)                                 7,542           7,673

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2006 and 2005)                                                 940             926

Net deferred tax asset                                                               2,450           2,295

Other assets                                                                           738             765

Other assets of discontinued operations                                              1,059             758
                                                                                   -------         -------

Total assets                                                                       $79,088         $79,347
                                                                                   =======         =======

                                   (continued)

                See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                September 30,   December 31,
                                                                    2006           2005
                                                                -------------   ------------
                                                                (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                            $ 36,829       $ 36,227
    Underlying mortgages payable                                     9,881         11,928
    Debt - other                                                    10,374          9,175
    Debt - affiliates                                                1,235          2,503
    Redeemed notes payable-litigation settlement                       778            789
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $140 for
      2006 and $18 for 2005)                                           352            485
    Liabilities of discontinued operations                             310             90
                                                                  --------       --------
  Total liabilities                                                 59,759         61,197
                                                                  --------       --------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                        1              1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2006 and 2005, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 38,315,466 for 2006 and 2005        383            383
     Additional paid-in capital                                     97,635         97,635
     Deficit                                                       (78,690)       (79,869)
                                                                  --------       --------

     Total shareholders' equity                                     19,329         18,150
                                                                  --------       --------

     Total liabilities and shareholders' equity                   $ 79,088       $ 79,347
                                                                  ========       ========



                See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                       Three Months Ended
                                                                         September 30,
                                                                    ------------------------
                                                                     2006              2005
                                                                    -------          -------
Income from affiliates:
   Interest on mortgage loans                                       $   692          $   529
   Partnership management fees                                           56               69
   Management fees                                                       56               40
   Transaction and other fees from partnerships                           1             --
   Distributions from partnerships                                     --                 25

Income from others:

   Interest income - residual interests                               1,282            1,240
   Net rental income (including depreciation and
     amortization of $43 for 2006 and $44 for 2005)                     165              170
   Other income and interest                                             31               27
                                                                    -------          -------

                                                                      2,283            2,100
                                                                    -------          -------

Operating expenses:
   General and administrative                                           390              332
   Asset Servicing Fee - NPO Management LLC                             184              177
   Legal and professional fees                                           29               57
   Provision for loan losses                                            100             --

Interest expense:

   Underlying mortgages                                                 186              233
   Notes payable - residual interests                                   742              713
   Affiliates                                                            37               83
   Others                                                               242              206
                                                                    -------          -------

                                                                      1,910            1,801
                                                                    -------          -------

Income from continuing operations before income tax (expense)
   benefit                                                              373              299

Income tax (expense) benefit                                           (222)              66
                                                                    -------          -------

Income from continuing operations                                       151              365

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                         --                 (7)
                                                                    -------          -------

Net income                                                          $   151          $   358
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                               Nine Months Ended
                                                                 September 30,
                                                            ----------------------
                                                              2006           2005
                                                            -------        -------
Income from affiliates:
   Interest on mortgage loans                               $ 2,083        $ 2,013
   Partnership management fees                                  191            230
   Management fees                                              176            308
   Transaction and other fees from partnerships                   2             34
   Distributions from partnerships                               40             76

Income from others:
   Interest income - residual interests                       3,804          3,594
   Net rental income (including depreciation and
     amortization of $140 for 2006 and $98 for 2005)            546            550
   Distributions from investments                                13             46
   Other income and interest                                     77             60
                                                            -------        -------

                                                              6,932          6,911
                                                            -------        -------

Operating expenses:
   General and administrative                                 1,142          1,074
   Asset Servicing Fee - NPO Management LLC                     545            525
   Legal and professional fees                                  159            169
   Provision (recovery of provision) for loan losses            300            (30)

Interest expense:
   Underlying mortgages                                         593            742
   Notes payable - residual interests                         2,191          2,071
   Affiliates                                                   182            249
   Others                                                       714            605
                                                            -------        -------

                                                              5,826          5,405
                                                            -------        -------

Income from continuing operations before income
  tax benefit                                                 1,106          1,506

Income tax benefit                                               73             71
                                                            -------        -------

Income from continuing operations                             1,179          1,577

Loss from discontinued operations -
   net of tax of $-0- in both periods                          --              (44)
                                                            -------        -------

Net income                                                  $ 1,179        $ 1,533
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)


                                                            Three Months Ended                         Nine Months Ended
                                                              September 30,                              September 30,
                                                    ----------------------------------        -----------------------------------
                                                         2006                2005                  2006                2005
                                                    --------------      --------------        --------------       --------------
Basic earnings per share:

  Income from continuing operations                 $          .00      $          .01        $          .03       $          .04
  Income (loss) from discontinued operations                   .00                (.00)                  .00                 (.00)
                                                    --------------      --------------        --------------       --------------
  Net Income                                        $          .00      $          .01        $          .03       $          .04
                                                    ==============      ==============        ==============       ==============


Diluted earnings per share:

   Income from continuing operations                $          .00      $          .01        $          .02       $          .03
   Income (loss) from discontinued operations                  .00                (.00)                  .00                 (.00)
                                                    --------------      --------------        --------------       --------------
   Net Income                                       $          .00      $          .01        $          .02       $          .03
                                                    ==============      ==============        ==============       ==============

Weighted average shares outstanding - basic             38,315,466          38,315,466            38,315,466           38,315,466
Effect of dilutive securities                           18,638,114          20,797,350            20,809,286           20,583,690
                                                    --------------      --------------        --------------       --------------

Weighted average shares outstanding - diluted           56,953,580          59,112,816            59,124,752           58,899,156
                                                    ==============      ==============        ==============       ==============

                See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)


                                          Preferred Stock             Common Stock           Additional
                                     ------------------------    ------------------------    Paid - In
                                       Shares        Amount        Shares        Amount       Capital        Deficit        Total
                                     ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance - January 1, 2006                   100    $        1    38,315,466    $      383    $   97,635    $  (79,869)    $   18,150

Net income                                 --            --            --            --            --           1,179          1,179
                                     ----------    ----------    ----------    ----------    ----------    ----------     ----------

Balance - September 30, 2006                100    $        1    38,315,466    $      383    $   97,635    $  (78,690)    $   19,329
                                     ==========    ==========    ==========    ==========    ==========    ==========     ==========


                 See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                             -------------------
                                                               2006        2005
                                                             -------     -------
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                           $ 1,179     $ 1,577
  Adjustments to reconcile income to net cash provided
   by operating activities from continuing operations
   Interest income accreted on residual interests               (521)       (542)
   Accrued interest added to indebtedness                         18         225
   Issuance of options                                          --             3
   Depreciation                                                  140         143
   Provision for loan losses                                     300        --
   Amortization of unearned interest on loan receivables        (932)       (772)
   Net increase in deferred tax asset                           (155)       (261)
   Net decrease in prepaid financing and other assets             27         118
   Net decrease in accounts payable, security deposits
    and accrued liabilities                                     (255)        (73)
   Net increase in fees due to affiliates                       --             6
   Net increase in deferred income                               122         129
                                                             -------     -------
   Net cash (used in) provided by continuing operations          (77)        553
                                                             -------     -------

Discontinued operations:
   Loss from discontinued operations - net of tax               --           (44)
   Net decrease in assets and liabilities of discontinued
    Operations                                                   (81)       (122)
                                                             -------     -------
   Net cash used in discontinued operations                      (81)       (166)
                                                             -------     -------
   Net cash (used in) provided by operating activities          (158)        387
                                                             -------     -------

                                   (continued)

                 See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                Nine Months Ended
                                                                  September 30,
                                                              -------------------
                                                                2006        2005
                                                              -------     -------
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                             $ 2,306     $ 2,087
  Real Estate acquisitions and capital improvements                (9)        (65)
  Net increase in affiliated limited partnership interests        (14)         (5)
                                                              -------     -------

  Net cash provided by continuing investing activities          2,283       2,017
                                                              -------     -------

Discontinued operations:
  Proceeds from the sale of real estate                          --           171
                                                              -------     -------
  Net cash provided by discontinued investing activities         --           171
                                                              -------     -------

  Net cash provided by investing activities                     2,283       2,188
                                                              -------     -------

Cash flows from financing activities:

Continuing operations:
   Proceeds from new borrowings                                  --           500
   Principal payments on debt                                     (87)     (1,354)
   Payments on underlying mortgages payable                    (2,047)     (1,898)
   Payments on notes payable - residual interest                 (506)       (396)
   Payments related to debt redemptions                           (11)         (1)
                                                              -------     -------

     Net cash used in financing activities                     (2,651)     (3,149)
                                                              -------     -------

Net decrease in cash                                             (526)       (574)
Cash, beginning of period                                       1,863       2,768
                                                              -------     -------

Cash, end of period                                           $ 1,337     $ 2,194
                                                              =======     =======

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                   $ 3,582     $ 3,565
                                                              =======     =======

   Cash paid for income taxes                                 $    90     $   168
                                                              =======     =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      increase                                                $ 1,108     $ 4,112
                                                              =======     =======

    Notes payable - residual interests - increase             $ 1,108     $ 4,112
                                                              =======     =======

                See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)


1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the nine months ended September 30, 2006 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2005.

2. Reclassifications

      Certain amounts from 2005 have been reclassified to conform to the presentation for the nine months ended September 30, 2006.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through September 30, 2006, the residual interest in securitized portfolios and the notes payable were increased by approximately $4,815 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

4. Real Estate

      In October 2004, DVL entered into an Agreement with the owners of the properties which were subject to a leasehold held by the Company, pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space at the property, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $651 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

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

                                                          Fee Income
                                  Fee Income For         For The Three         Fee Income For         Fee Income For
                                 The Three Months           Months            The Nine Months        The Nine Months
                                      Ended                 Ended                  Ended                  Ended
          Affiliate                  09/30/06              09/30/05               09/30/06               09/30/05
          ---------               ---------------       --------------        ----------------       -----------------
          NPO and Blackacre       $      6                $      6               $     28               $    210
          NPO                     $     50                $     34               $    148               $     98

Monies Paid

A. The Company recorded fees to NPO of $545 and $525 for the nine months ended September 30, 2006 and 2005, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2006 and 2005 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 228 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

                                                 Fees Recorded                Fees Recorded                Fees Recorded
                  Fees Recorded               For The Three Months            For The Nine                  For The Nine
            For The Three Months Ended              Ended                     Months Ended                  Months Ended
                   09/30/06                       09/30/05                     09/30/06                      09/30/05
                   --------                       --------                     --------                      --------
                   $     27                       $     27                     $     81                      $     99

C. Interest expense on amounts due to affiliates was as follows:

                                     Three Months    Three Months     Nine Months    Nine Months
                                        Ended            Ended           Ended          Ended
                                      09/30/06         09/30/05        09/30/06       09/30/05
                                      --------         --------        --------       --------
       Blackacre                     $       -         $     81        $     --       $    244
       NPO                                   -                2               -              5
       Pemmil Funding                       37                -             182              -
                                     ---------         --------        --------       --------
                                     $      37         $     83        $    182       $    249
                                      ========         ========        ========       ========

6. Contingent Liabilities

      During the nine months ended September 30, 2006 and 2005 the Company expensed approximately $67 and $254, respectively, for amounts due to the Limited Partnership Settlement Fund of which $41 and $-0-, was accrued at September 30, 2006 and 2005. These costs have been netted against the interest on mortgage loans.

7. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a fully diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At September 30, 2006, shares underlying the Warrants aggregated 35,010,243 at an exercise price of $.05 per share. None of these warrants had been exercised through September 30, 2006.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three and nine months ended September 30, 2006 and 2005.

                                                                     Three Months Ended September 30,

                                                               2006                                       2005
                                                 -------------------------------------    --------------------------------------
                                                                  Weighted                                Weighted
                                                               Average Number                          Average Number
                                                                     of       Per Share                      of        Per Share
                                                    Amount         Shares       Amount      Amount         Shares        Amount
                                                 -----------    -----------    -------    -----------    -----------    -------
Basic EPS,
Net income available to common stockholders      $       151     38,315,466    $   .00    $       358     38,315,466    $   .01
                                                                               =======                                  =======

Effect of dilutive stock options and warrants           --       18,638,114                      --       20,797,350
                                                 -----------     ----------               -----------    -----------

Diluted EPS,
Net income available to common stockholders      $       151     56,953,580    $   .00    $       358     59,112,816    $   .01
                                                 ===========    ===========    =======    ===========    ===========    =======


                                                                     Nine Months Ended September 30,

                                                               2006                                       2005
                                                 -------------------------------------    --------------------------------------
                                                                  Weighted                                Weighted
                                                               Average Number                          Average Number
                                                                     of       Per Share                      of        Per Share
                                                    Amount         Shares       Amount      Amount         Shares        Amount
                                                 -----------    -----------    -------    -----------    -----------    -------
Basic EPS,
Net income available to common stockholders      $     1,179     38,315,466    $   .03    $     1,533     38,315,466    $   .04
                                                                               =======                                  =======

Effect of dilutive stock options and warrants           --       20,809,286                      --       20,583,690
                                                 -----------     ----------               -----------    -----------

Diluted EPS,
Net income available to common stockholders      $     1,179     59,124,752    $   .02    $     1,533     58,899,156    $   .03
                                                 ===========    ===========    =======    ===========    ===========    =======

9.   Segment Information

The Company has two reportable segments; real estate and residual interests. During the fourth quarter of 2005 the Company discontinued its defibrillator segment. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $84 and $104 in 2006 and 2005 respectively, include $155 and $261 of deferred income tax benefit, respectively.

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            ---------------------------
                                                                               2006             2005
                                                                            -----------       ---------
        Revenues
          Residual interests                                                $     3,804       $   3,594
          Real estate                                                             3,011           3,181
          Corporate/other                                                           117             136
                                                                            -----------       ---------

       Total consolidated revenues                                          $     6,932       $   6,911
                                                                            ===========       =========

       Net income (loss)
          Residual interests                                                $     1,727       $   1,517
          Real estate                                                              (632)            (44)
          Corporate/other                                                            84             104
                                                                            -----------       ---------

       Total income from continuing operations                              $     1,179       $   1,577
                                                                            ===========       =========

       Assets
          Residual interests                                                $    43,827       $  41,988
          Real estate                                                            33,186          34,948
          Corporate/other                                                         2,075           3,129
                                                                            -----------       ---------

       Total consolidated assets                                            $    79,088       $  80,065
                                                                            ===========       =========

10. Discontinued Operations

The Company classifies certain real estate holdings as held for sale and has disposed of certain real estate assets. The Company discontinued its defibrillator business during the fourth quarter of 2005. The Company's property located in Fort Edward, New York is included as real estate assets held for sale. The Fort Edward asset and related liability includes an accrual for environment remediation. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the nine months ended September 30, 2006 and 2005 are summarized as follows:

                                             September 30,
                                           2006       2005
                                         -------     -------

  Loss from discontinued operations      $     -     $   (44)
                                         =======     =======

      Other assets and other liabilities of discontinued operations at September 30, 2006 and 2005 are summarized as follows:

                                             September 30,
                                           2006       2005
                                         -------     -------
      Other assets                       $ 1,059     $   598
                                         =======     =======
      Other liabilities                  $   310     $     -
                                         =======     =======


11.      Subsequent Events

      On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company. The conditional designation shall remain in effect until the earlier of January 15, 2007 or the date of execution and delivery by the parties of a definitive redevelopment agreement. The Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Agreement. In addition, the Company has the right to terminate the Agreement prior to December 15, 2006 if its due diligence investigation of the Property proves to be unsatisfactory for any reason. Under the Agreement, the Company agreed to pay the Town's costs and expenses and the Company deposited $10,000 in escrow to cover such costs and expenses, which could exceed the amount of such escrowed funds.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company. The conditional designation shall remain in effect until the earlier of January 15, 2007 or the date of execution and delivery by the parties of a definitive redevelopment agreement. Pursuant to the Agreement, among other things, the Company is required to obtain letters of interest from prospective tenants and lenders or other financing sources, prepare conceptual plans and a developmental timetable and negotiate with an adjacent property owner. In addition, the Agreement requires the Company during the conditional designation period to negotiate the terms of a definitive redevelopment agreement; provided, however, that the Agreement expressly provides that the Town is under no obligation to enter into such a definitive redevelopment agreement with the Company. The Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Agreement. In addition, the Company has the right to terminate the Agreement prior to December 15, 2006 if its due diligence investigation of the Property proves to be unsatisfactory for any reason. There can be no assurance that the Town will elect to enter into a definitive redevelopment agreement with the Company pursuant to which the Company will be designated as the redeveloper of the Property, that the Town and the Company can negotiate and enter into a definitive redevelopment agreement on terms acceptable to the Company, that the Company will satisfactorily complete its due diligence investigation of the Property or that the Company will be able to obtain financing to fund the development of the Property on acceptable terms or at all or that the Company will be able to meet all of the other required criteria pursuant to the Agreement. Under the Agreement, the Company agreed to pay the Town's costs and expenses and the Company deposited $10,000 in escrow to cover such costs and expenses, which could exceed the amount of such escrowed funds.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 29, 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

DVL had income from continuing operations of $151 and $365 for the three months ended September 30, 2006 and 2005, respectively.

Interest income on mortgage loans from affiliates increased as a result of the satisfaction of a loan in 2005. During 2005, the Company recoginzed a contingent liability to the Partnership Settlement Fund of $158 which reduced interest income on mortgage loans. Interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                                    Three Months Ended         Three Months Ended
                                                    September 30, 2006         September 30, 2005
                                                    ------------------         ------------------
    Interest income on mortgage loans                   $       692                $       529
    Interest expense on underlying mortgages            $       186                $       233

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                    Three Months Ended         Three Months Ended
                                                    September 30, 2006         September 30, 2005
                                                    ------------------         ------------------
    Interest income on residual interest                  $      1,282              $      1,240
    Interest expense on related notes payable             $        740              $        713

Net rental income from 2005 to 2006 was consistent as decreased gross rental income was offset by decreased operating expenses at the properties.

                                                    Three Months Ended         Three Months Ended
                                                    September 30, 2006         September 30, 2005
                                                    ------------------         ------------------
  Net rental income from others                           $      165                $       170
  Gross rental income from others                         $      357                $       362


General and administrative expenses increase in 2006 from 2005 primarily as a result of increased state and local taxes.

                                                    Three Months Ended         Three Months Ended
                                                    September 30, 2006         September 30, 2005
                                                    ------------------         ------------------
  General and administrative                              $      390                $       332

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                         Three Months Ended         Three Months Ended
                         September 30, 2006         September 30, 2005
                         ------------------         ------------------
                              $       184               $       177

The Company recorded a provision for losses on its mortgage portfolio of $100 during the three months ended September 30, 2006.

                                                    Three Months Ended         Three Months Ended
                                                    September 30, 2006         September 30, 2005
                                                    ------------------         ------------------
   Provision for loan losses                             $        100                $          -

Interest expense relating to other debts increased primarily due to increases in interest rates on variable rate bank loans and the addition of new bank financing.

                         Three Months Ended         Three Months Ended
                         September 30, 2006         September 30, 2005
                         ------------------         ------------------
                            $        242               $        206

The Company accrued expenses of $32 and $24 for alternative minimum taxes during the three months ended September 30, 2006 and 2005, respectively. The Company recognized $190 of deferred income tax expense and $90 of deferred income tax benefits during the three months ended September 30, 2006 and 2005, respectively, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax expense as follows:

                                                    Three Months Ended         Three Months Ended
                                                    September 30, 2006         September 30, 2005
                                                    ------------------         ------------------
  Income tax (expense) benefit                           $       (222)              $        66


Discontinued operations consist of the operations of the defibrillator business and segments the Company considers as held for sale or has disposed of.

                                                    Three Months Ended         Three Months Ended
                                                    September 30, 2006         September 30, 2005
                                                    ------------------         ------------------
  Loss from discontinued operations                      $         -                $          7

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

DVL had income from continuing operations of $1,179, and $1,577 for the nine months ended September 30, 2006 and 2005, respectively.

Interest income on mortgage loans from affiliates increased as a result of the satisfaction of a loan in 2005. During 2005, the Company recoginzed a contingent liability to the Partnership Settlement Fund of $158 which reduced interest income on mortgage loans. Interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                                          Nine Months Ended         Nine Months Ended
                                                          September 30, 2006        September 30, 2005
                                                          ------------------        ------------------
    Interest income on mortgage loans                        $      2,083               $      2,013
    Interest expense on related notes payable                $        593               $        742

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                          Nine Months Ended         Nine Months Ended
                                                          September 30, 2006        September 30, 2005
                                                          ------------------        ------------------
    Interest income on residual interest                      $      3,804               $      3,594
    Interest expense on related notes payable                 $      2,191               $      2,071

Management fees decreased as a result of a fee earned for the Company's role in completing the sale of land by an affiliate of NPO and Blackacre in 2005.

                       Nine Months Ended         Nine Months Ended
                       September 30, 2006        September 30, 2005
                       ------------------        ------------------
                           $      176                $      308

Transaction and other fees from affiliated limited partnerships were as follows:

                       Nine Months Ended         Nine Months Ended
                       September 30, 2006        September 30, 2005
                       ------------------        ------------------
                           $      2                  $      34

Transaction fees are earned by the Company in connection with sales of partnership properties. There were no sales in 2006.

Net rental income from 2005 to 2006 was consistent as decreased gross rental income was offset by decreased operating expenses at the properties.

                                                          Nine Months Ended         Nine Months Ended
                                                          September 30, 2006        September 30, 2005
                                                          ------------------        ------------------
  Net rental income from others                               $     546                  $    550
  Gross rental income from others                             $   1,069                  $  1,071

General and administrative expenses increase in 2006 from 2005 primarily as a result of increased state and local taxes, as well as increased employee costs.

                                                          Nine Months Ended         Nine Months Ended
                                                          September 30, 2006        September 30, 2005
                                                          ------------------        ------------------
  General and administrative                                  $     1,142                $     1,074

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.


                       Nine Months Ended         Nine Months Ended
                       September 30, 2006        September 30, 2005
                       ------------------        ------------------
                          $      545                 $      525

The Company recorded a provision for losses on its mortgage portfolio of $300 during the nine months ended September 30, 2006. Recovery of provision represents monies received during the nine months ended September 30, 2005 that has previously been written off as uncollectible.

                                        Nine Months Ended         Nine Months Ended
                                        September 30, 2006        September 30, 2005
                                        ------------------        ------------------
  Provision (recovery
  of provision) for losses                   $     300                $      (30)

Interest expense related to other debts increased primarily due to increases in interest rates on variable rate bank loans and the addition of new bank financing.

                       Nine Months Ended         Nine Months Ended
                       September 30, 2006        September 30, 2005
                       ------------------        ------------------
                          $      714                $      605

The Company accrued expenses of $82 and $190 for alternative minimum taxes in the nine months ending September 30, 2006 and 2005, respectively. The Company recognized $155 and $261 of deferred income tax benefits in 2006 and 2005, respectively, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                        Nine Months Ended         Nine Months Ended
                                        September 30, 2006        September 30, 2005
                                        ------------------        ------------------
  Income tax benefit                        $       73                 $      71

Discontinued operations consist of the operations of the defibrillator business and segments the Company considers held for sale or has disposed of.

                                        Nine Months Ended         Nine Months Ended
                                        September 30, 2006        September 30, 2005
                                        ------------------        ------------------
  Loss from discontinued operations         $     -                    $       44

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

      The Company's cash balance was $1,337 at September 30, 2006, compared to $1,863 at December 31, 2005.

      The Company believes that its anticipated cash flow provided by operations is sufficient to meet its current operating cash requirements for the next twelve months. The Company believes that its current liquid assets will be sufficient to fund operations on a short-term basis as well as on a long-term basis.

      The Company has an outstanding loan balance of $4,538, including accrued interest, at September 30, 2006. Interest rate is prime plus 2% per annum. Monthly payments are interest only. The due date was extended from September 1, 2006 to March 1, 2007. The Company intends to either refinance the outstanding principal amount prior to the due date or again extend the due date. There can be no assurance that the Company will be able to refinance or extend such loan on acceptable terms or at all. The inability of the Company to refinance or extend such loan would have a material adverse effect on the Company's financial condition.

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

Acquisitions and Financings

Loans which are scheduled to become due through 2010 are as follows:

                                                                                 Outstanding
                                                                Original      Balance Including
                                                                  Loan       Accrued Interest At        Due
                  Purpose                       Creditor         Amount       September 30, 2006        Date
                  -------                       --------         ------       ------------------     ----------
Repurchase of Notes
Issued by the Company               Pemmil (1)                  $  2,500            $  1,235          12/27/08

Purchase of Mortgages, and
Refinancing of Existing Mortgages
                                    Unaffiliated Bank (2)(3)    $  1,450            $    607          05/01/09


Purchase of Real Estate Assets      Unaffiliated Bank (4)       $  4,500            $  4,538          03/01/07

Purchase of Real Estate             Unaffiliated Bank (5)
Assets                                                          $  2,668            $  2,419          06/30/08

Purchase of Mortgages               Unaffiliated Bank (6)       $  1,400            $  1,300          01/31/09

Refinancing of Repurchase of
Notes Issued by the Company         Unaffiliated Bank (7)       $  1,500            $  1,510          06/01/09

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. The loan is held by a Company owned by affiliates including Messrs. Casnoff, Chazanoff and Cohen.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     DVL does not have substantial cash flow exposure due to interest rate changes for long- term debt obligations, because a majority of its long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount, the acquisition of mortgage loans or the purchase of real estate assets.

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

                           Part II - Other Information

Item 6.  Exhibits

Exhibits:    10.1  Change In Terms Agreement, dated September 1, 2006 by and between DVL, Inc. and Pennsylvania Business Bank.

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

                                             DVL, Inc.



                                             By: /s/ Henry Swain
                                                 ---------------------------
                                                 Henry Swain, Executive Vice
                                                 President and Chief Financial
                                                 Officer


November 14, 2006