Form 10KSB
period 2006-12-31
DVL INC /DE/
filed 2007-04-02
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES AND EXCHANGE ACT OF 1934

      For the transition period from_________________to_________________

                         Commission file number: 1-8356

                                    DVL, INC.
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

(Issuer's telephone number, including area code) (212) 350-9900

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: No: |X|

Issuer's revenues for its most recent year were $9,416,900.

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of March 22, 2007 was $4,146,087.

The number of shares outstanding of Common Stock of the Registrant as of March 22, 2007 was 32,909,353.

                                    DVL, INC.

                INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR END DECEMBER 31, 2006

                              ITEMS IN FORM 10-KSB

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Description of Business                                              1
Item 2.   Description of Property                                              7
Item 3.   Legal Proceedings                                                    7
Item 4.   Submission of Matters to a Vote of Security Holders                  7

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities               8
Item 6.   Management's Discussion and Analysis or Plan of Operation            9
Item 7.   Financial Statements                                                17
Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                               18
Item 8A.  Controls and Procedure                                              18
Item 8B.  Other Information                                                   18

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons
            and Corporate Governance; Compliance with Section 16(a) of
            the Exchange Act                                                  18
Item 10.  Executive Compensation                                              22
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters                    25
Item 12.  Certain Relationships and Related Transactions and Director
            Independence                                                      33
Item 13.  Exhibits                                                            36
Item 14.  Principal Accountant Fees and Services                              43

      This 2006 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financing, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

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

      DVL is the general partner of approximately 46 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 2.2 million square feet. A majority of the properties are subject to triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The Company also performs real estate and partnership management services for these partnerships. The Company, for the reasons detailed in Critical Accounting Policies in "Item 6 Management's Discussion and Analysis or Plan of Operation - Critical Accounting Policies", does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and in some cases limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method.

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

      As of December 31, 2006, the Company had net operating loss carry-forwards ("NOLS") aggregating approximately $24 which expire in various years through 2019. The Company currently expects to utilize $7 of the $17 of NOLS which will expire through 2008. NOLS benefit the Company by offsetting certain taxable income dollar for dollar by the amount of the NOLS, thereby eliminating substantially all of the U.S. federal corporate tax on such income. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests in securitized portfolios will utilize significant unexpired NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

      DVL believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2008. The Company has in the past and expects in the future to continue to augment its cash flow provided by operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See "Management Discussion and Analysis or Plan of Operation."

      Pursuant to the terms of the 1993 settlement of a class action between the limited partners of Affiliated Limited Partnerships and DVL (the "Limited Partner Settlement"), a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments to income were significant enough that no amounts were accrued for 2004 or 2006. However, as a result of cash flows on certain mortgages the Company expensed for amounts due to the fund $138 and $230 in 2006 and 2005, respectively.

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

BUSINESS ACTIVITIES

      Residual Interests in Securitized Portfolios

      The Company, through its wholly-owned consolidated subsidiary, S2 Holdings, Inc. ("S2"), owns 99.9% Class B member interests in Receivables II-A LLC, a limited liability company ("Receivables II-A") and Receivables II-B LLC, a limited liability company ("Receivables II-B"). The Class B member interests, which are consolidated into S2 for financial statement reporting purposes, entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B. Receivables II-A and Receivables II-B receive all of the residual cash flow from five securitized receivable pools after payment to the securitized noteholders. The Company considered Financial Accounting Standards Board Interpretation No. 46R "Consolidation of Variable Interest Entities" when consolidating S2's ownership of its member interests. The Company determined that S2's member interests do not meet the definition of variable interest entities.

      The purchase price for the Class B member interests was paid by the issuance of 8% per annum limited recourse promissory notes by S2. Principal and interest are payable from the future monthly cash flow. The notes mature from August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivable II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2006 was $3,202.

      In accordance with the purchase agreements entered into with respect to the interests in Receivables II-A and Receivables II-B, from the acquisition dates through December 31, 2006, the residual interest in securitized portfolios and the notes payable were increased by approximately $5,979 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      Mortgage Loans

      The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships secured by the types of properties discussed in "Overview" above. Most of the loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loans over the primary term of the related lease. The Company builds equity in the mortgage loans over time as the principal balance of such underlying mortgage loans are amortized. At December 31, 2006, the Company had investments in 29 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $23,688 (prior to the allowance for loan losses of approximately $2,986). These mortgage loan receivables are subject to underlying mortgage obligations of $9,175.

      Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

      DVL's mortgage portfolio described above included 23 loans with a net carrying value of $20,795 as of December 31, 2006, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. ("Wal-Mart"). These mortgage loan receivables were subject to underlying mortgage obligations of $8,476 as of December 31, 2006. Wal-Mart is a public company subject to the reporting requirements of the SEC. If Wal-Mart closes a store it remains obligated to pay the rent with respect to such property. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

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

      Loan Portfolio

      The following table sets forth the loans held by the Company, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2006.

                                                          Number       Aggregate       Allowance
                                                            Of            Loan          for Loan
                  Type of Loan                            Loans          Amount          Losses
                  ------------                         ----------      ----------      ----------
Long-term mortgages due from Affiliated
  Limited Partnerships                                                 $   42,737
      Less:  unearned interest (1)                                        (19,049)
                                                                       ----------

      Total loans collateralized by mortgages                  29          23,688      $    2,986
                                                       ----------      ----------      ----------

Loans collateralized by limited partnership
  Interests                                                    17             228             195
                                                       ----------      ----------      ----------

Advances due from Affiliated Limited Partnerships              10              85              --
                                                       ----------      ----------      ----------

      Total loans                                              56      $   24,001      $    3,181
                                                       ==========      ==========      ==========

----------
(1) Unearned interest represents the unamortized balance of discounts on previously funded Loans.

      Investments in Affiliated Limited Partnerships

      The Company over the years has acquired various limited partnership interests in Affiliated Limited Partnerships. At December 31, 2006 and 2005, the Company's carrying value of such limited partnership interests was $940 and $926, respectively.

      Partnership and Property Management

      The Company is the general partner of approximately 46 Affiliated Limited Partnerships, from which it receives management, transaction and other fees. The Company does not consolidate any of the Affiliated Limited Partnerships, except where the Company has control (see "Overview", above). Until November 1, 2004, the Company, through Professional Service Corporation ("PSC"), its wholly-owned subsidiary, was engaged in the management of an industrial property located in Bogota, New Jersey pursuant to a master lease. This master lease permitted PSC to sub-lease the property to tenants and retain profits subject to the payment by PSC of operating expenses and rent to the entity that owns the property.

      In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. As of March 2007, the sale has not yet been consummated and the third party continues to lease space in Bogota. DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. The total expenses to be reimbursed to DVL are approximately $675 as of December 31, 2006 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

      Fees for Services

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, Blackacre Capital Group, L.P. ("BCG"). The fees from management service contracts are as follows:

                                                          2006            2005
                                                        --------        --------
Affiliate of

NPO and BCG                                             $     34        $    216
NPO                                                     $    186        $    192

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

      On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Conditional Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company as described in 1 and 2 above. Pursuant to the Conditional Agreement, among other things, the Company is required to obtain letters of interest from prospective tenants and lenders or other financing sources, prepare conceptual plans and a developmental timetable and negotiate with an adjacent property owner. In addition, the Conditional Agreement requires the Company to negotiate the terms of a definitive redevelopment agreement; provided, however, that the Conditional Agreement expressly provides that the Town is under no obligation to enter into such a definitive redevelopment agreement with the Company. The Conditional Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Conditional Agreement. There can be no assurance that the Town will elect to enter into a definitive redevelopment agreement with the Company pursuant to which the Company will be designated as the redeveloper of the Property, that the Town and the Company can negotiate and enter into a definitive redevelopment agreement on terms acceptable to the Company, that the Company will satisfactorily complete its due diligence investigation of the Property or that the Company will be able to obtain financing to fund the development of the Property on acceptable terms or at all or that the Company will be able to meet all of the other required criteria pursuant to the Conditional Agreement. Under the Conditional Agreement, the Company agreed to pay the Town's costs and expenses and the Company deposited $10,000 in escrow to cover such costs and expenses, which could exceed the amount of such escrowed funds.

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $1,103.

In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. As of December 31, 2006 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs on the property through the net proceeds received from the sale and reimbursement from previous owners and/or tenants of the property. However, the Company's ability to recover such costs depends on many factors and may require litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item
7) at a carrying value of $1,103.

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

      As of March 27, 2007, the Company had 10 employees leased through CSI, all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's personnel are not represented by any labor union. The Company considers its relationship with its personnel to be good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders by the Company during 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN.0B". As of March 22, 2007, the last reported sales price of DVL common stock was $.14 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2006 and 2005. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2006                                                      High             Low
----                                                      ----             ---

Fourth Quarter .................................        $    .15        $    .06
Third Quarter ..................................             .14             .10
Second Quarter .................................             .16             .11
First Quarter ..................................             .20             .12

2005
----

Fourth Quarter .................................        $    .23        $    .11
Third Quarter ..................................             .16             .12
Second Quarter .................................             .17             .12
First Quarter ..................................             .19             .10

      At March 22, 2007, there were 3,662 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

      On March 19, 2007, DVL, Inc. (the "Company") entered into a Stock Repurchase Agreement (the "Stock Repurchase Agreement") dated March 16, 2007 with Blackacre Bridge Capital, L.L.C., a New York limited liability company ("Blackacre Bridge") and Blackacre Capital Group, L.P., a Delaware limited partnership ("Blackacre Capital" and collectively with Blackacre Bridge, the "Sellers"). Pursuant to the Stock Repurchase Agreement, in a private transaction, the Company repurchased 4,753,114 shares of its common stock from Blackacre Bridge and 653,000 shares of its common stock from Blackacre Capital (collectively referred to herein as the "Shares"). The Company purchased the Shares for a cash purchase price of $0.12 per Share for an aggregate cash purchase price of $649. The Shares represented all of the shares of the Company's common stock owned by the Sellers and their respective affiliates, including Stephen Feinberg. All such parties, including Sellers, beneficially owned in excess of 10% of the Company's outstanding common stock prior to the repurchase of all such Shares by the Company.

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

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2008. The Company has in the past and expects in the future to continue to augment its cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of its assets and/or borrowings.

      Many of the mortgages currently held by the Company have underlying loans which are serviced by a substantial portion of the cash flow generated from the repayment of the Company's mortgage portfolio. A significant portion of these underlying loans will be fully paid in the years 2008 and 2009 and assuming that the properties remain leased the Company anticipates that mortgages will thereafter provide significant cash flow to the Company, although there can be no assurance that this will occur.

      The Company continues to actively pursue additional opportunities to purchase either mortgages and/or real estate assets although to date the Company has no agreements or arrangements with respect to any such opportunities and there can be no assurance that the Company will enter into any such agreements or arrangements on acceptable terms or at all or that the Company will be able to finance any such purchase if a suitable opportunity was identified. The Company anticipates that it would finance such acquisitions principally through new borrowings and secondarily through the issuance of its common or preferred stock (though the issuance of stock may be limited by the rules affecting the use of NOLS. See Item 11 for a more detailed discussion).

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

      At December 31, 2006, the Company had NOLS aggregating approximately $24 which will expire in various years through 2019. The Company expects to utilize $7 of the $17 of NOLS which will expire through 2008.

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

SIGNIFICANT EVENTS

      There were no significant events during the years ended December 31, 2006 and 2005.

RESULTS OF OPERATIONS

      Comparison of the year ended December 31, 2006 to the year ended December 31, 2005.

DVL had income from continuing operations as follows:

                                                            2006          2005
                                                          --------      --------

Income from continuing operations                         $  1,789      $  1,868

      Interest income on mortgage loans from affiliates increased to $2,716 and interest expense on underlying mortgages decreased. As the result of the satisfaction of a loan, the Company recognized a contingent liability to the Limited Partnership Settlement Fund of $158 which reduced interest income on mortgage loans in 2005. Interest expense decreased as a result of anticipated loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

                                                            2006          2005
                                                          --------      --------

Interest on mortgage loans                                $  2,716      $  2,689
Interest expense on underlying mortgages                  $    758      $    963

      Management fees decreased because in 2005 it earned a fee for the Company's role in completing a sale of land by an affiliate of NPO and Blackacre.

                                                             2006          2005
                                                          --------      --------

Management fees                                           $    220      $    408

      Transaction and other fees from Affiliated Limited Partnerships were as follows:

                                                            2006          2005
                                                          --------      --------

                                                          $      4      $     34

Transaction and other fees were earned in connection with the sale of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

                                                            2006          2005
                                                          --------      --------

Interest income on residual interests                     $  5,218      $  4,857
Interest expense on related notes payable                 $  2,940      $  2,792

      Interest income on residual interest and interest expense on the related notes payable increased in 2006 vs. 2005 as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

Rental income from others was as follows:

                                                            2006          2005
                                                          --------      --------

Net rental income from others                             $    775      $    778

Gross rental income from others                           $  1,432      $  1,440

      Net rental income in 2006 and gross rental income in 2006 were consistent with 2005.

      Distributions from investments from others increased in 2006 from 2005 primarily as a result of the better performance of the Company's investments in 2006 compared to 2005.

                                                            2006          2005
                                                          --------      --------

Distributions from investments - others                   $     61      $     46

      General and administrative expenses decreased in 2006 from 2005 primarily because of decreases in employee costs.

                                                            2006          2005
                                                          --------      --------

General and administrative                                $  1,493      $  1,549

      The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement, which calls for an adjustment to reflect changes in the consumer price index.

                                                            2006          2005
                                                          --------      --------

Asset servicing fee                                       $    730      $    702

      Legal and professional fees were consistent with 2005.

                                                            2006          2005
                                                          --------      --------

Legal and professional                                    $    226      $    223

      The Company recorded an additional provision for losses on its mortgage portfolio of $400 and $200 in 2006 and 2005, respectively. The Company recorded a recovery of provision for losses of $30 in 2005 which represented monies received that had previously been written off as uncollectible.

                                                            2006          2005
                                                          --------      --------

Provision for losses                                      $    400      $    170

      Interest expense to affiliates decreased in 2006 compared to 2005 as a result of decreased amount of outstanding debt owed to affiliates.

                                                            2006          2005
                                                          --------      --------

Interest expense to affiliates                            $    221      $    333

Interest expense relating to other debts increased in 2006 primarily due to the Company borrowing an additional $1,500 in 2006 and an increase in interest rates on the Company's bank loans bearing variable rates of interest. The increase from the additional borrowing was partially offset by reductions in interest expense as a result of the Company making additional principal payments.

                                                            2006          2005
                                                          --------      --------

Interest expense - others                                 $  1,000      $    819

      The Company accrued $100 and $100 for alternative minimum taxes in 2006 and 2005 respectively and recognized $8 and $115 in tax expense resulting from under-accruals in 2005 and 2004, respectively. The Company recognized $248 and $297 of deferred tax benefit in 2006 and 2005, respectively. The deferred tax benefit of $248 in 2006 resulted primarily from the deferred benefit related to the retained interests net of deferred tax expense relating to the utilization of NOLS.

                                                            2006          2005
                                                          --------      --------

Income tax benefit                                        $    140      $     82

      During the years ended December 31, 2006 and 2005 the Company disposed or plans to dispose of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

      The Company sold its defibrillator business to a non-affiliated purchaser in 2005. The operation of the defibrillator business for all periods presented have been recorded as discontinued operations.

                                                            2006          2005
                                                          --------      --------

Loss from discontinued operations                         $     30      $    138

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance was $891 at December 31, 2006, compared with $1,863 at December 31, 2005.

      The Company's cash flow from operations is generated principally from rental income from its ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2008. The Company has in the past and expects in the future to continue to augment its cash flow from operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

      The Company's acquisition in 2001 of its member interest in Receivables II-A and Receivables II-B should continue to provide significant liquidity to the Company.

      The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

          Years                                Minimum      Maximum
          -----                                -------      -------

      2007 to 2009                             $   743      $   880
      2010 to final payment                      1,050        1,150

* Final payment on the notes payable expected 2015 related to the Receivables II-A transaction and 2017 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Outstanding Loans payable as of December 31, 2006 which are scheduled to become due through 2010 are as follows:

                                                                                                   Outstanding
                                                                            Original            Balance Including
                                                                              Loan             Accrued Interest at           Due
                 Purpose                             Creditor                Amount             December 31, 2006            Date
                 -------                             --------                ------             -----------------            ----
Repurchase of Notes
Issued by the Company                       Pemmil (1)(8)                  $  2,500                $   1,274               12/27/08

Purchase of Mortgages,
and Refinancing of
Existing Mortgages                          Unaffiliated Bank (2)(3)       $  1,450                $     534               05/01/09

Purchase of Real Estate
Assets                                      Unaffiliated Bank (4)          $  4,500                $   4,540               03/01/07

Purchase of Real Estate Assets
                                            Unaffiliated Bank (5)          $  2,668                $   2,416               06/30/08

Purchase of Mortgages                       Unaffiliated Bank (6)          $  1,400                $   1,309               01/31/09

Refinancing of Repurchase of Notes Issued
by the Company                              Unaffiliated Bank (7)          $  1,500                $   1,510               06/01/09

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. This loan is held by a Company owned by affiliates including Messrs. Casnoff, Chazanoff and Cohen.

(2)   This loan self-amortizes.

(3)   Interest rate is prime plus 1.5% per annum payable monthly.

(4) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The Company and the lender have informally agreed to extend the due date, pending re- placement by a land loan in the amount of $4,500. It is anticipated that the land loan will be converted to a construction loan related to a definitive redevelopment agreement contemplated by the Conditional Agreement, although there can be no assurance that this will occur. In addition, there can be no assurance, however that the Company will be able to replace and convert such replacement financing into a construction loan or obtain alternate financing to fund the development of the Property on acceptable terms or at all or that the Company will enter into a definitive redevelopment agreement. See "Real Estate Holdings" above. Because the lender has not definitively agreed to extend such loan, such loan could become immediately due and payable at any time and the inability of the Company to refinance or definitively extend such loan would have a material adverse effect on the Company's financial condition.

(5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.

(6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.

(7) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are Interest only. An annual principal payment of $50 is required. The majority of the loan proceeds were used to paydown an existing loan which accrues interest at a higher rate.

(8) Pemmil Funding LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to Amendment No. 1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are Secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly-owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium.

      To fund the purchase of the Shares by the Company pursuant to the Stock Repurchase Agreement as discussed in Item 1.01 herein, Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to the Loan and Security Agreeement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total outstanding principal amount outstanding under the Pemmil Loan Agreement to $1,956. Such principal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and remain in full force and effect.

Contractual Obligations

                                                       Payments due by period
                                                Less than        1 - 3          3 - 5        More than
                                   Total          1 Year         Years          Years         5 Years
                                 ---------      ---------      ---------      ---------      ---------
Debt Obligations:
  Debt                           $  11,583      $   5,039      $   6,544      $      --      $      --

  Underlying mortgages
    Payable                          9,175          2,953          3,311          1,005          1,906
Purchase obligations:
  Asset servicing
    agreement(1)                     2,211            737          1,474             --             --

Operating Lease Obligations            234            216             18             --             --
                                 ---------      ---------      ---------      ---------      ---------

                Total:           $  23,203      $   8,945      $  11,347      $   1,005      $   1,906
                                 =========      =========      =========      =========      =========

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

      (iii) all major decisions must be approved by a limited partnership Oversight Committee of which DVL is not a member,

      (iv) there are no operating policies or decisions made with respect to the Affiliated Limited Partnership properties and

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

ITEM 7. FINANCIAL STATEMENTS

      See "Index to Consolidated Financial Statements" below.

                               Supplementary Data

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2006

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year
Total Revenue                        $     2,282         $     2,367         $     2,283          $     2,485         $     9,417
Net income (loss)                            341                 687                 151                  580               1,759
  Basic earnings per
     share:
Net income                           $       .01         $       .02         $       .00                  .02         $       .05
Diluted earnings per
   Share:
   Net income                        $       .01         $       .01         $       .00          $       .01         $       .03
Weighted average
  Shares outstanding:
  Basic                               38,315,466          38,315,466          38,315,466           38,315,466          38,315,466
  Diluted                             60,817,196          59,123,503          56,953,580           57,434,694          58,720,563

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2005

                                         1st                 2nd                  3rd                 4th                 Full
                                       Quarter             Quarter              Quarter             Quarter               Year
Total Revenue                        $     2,152         $     2,659         $     2,100          $     2,426         $     9,337
Net income (loss)                            357                 818                 358                  197               1,730
  Basic earnings per
     share:
Net income                           $       .01         $       .02         $       .01                  .01         $       .05
Diluted earnings per
   Share:
   Net income                        $       .01         $       .01         $       .01          $       .00         $       .03
Weighted average
  Shares outstanding:
  Basic                               38,315,466          38,315,466          38,315,466           38,315,466          38,315,466
  Diluted                             58,666,027          58,939,678          59,112,816           57,931,945          58,668,186

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

      As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      A. The following table sets forth the name of each director and executive officer of the Company, and the nature of all positions and offices with the Company held by him at present. The term of all directors (other than the special purpose director) expires at the Company's next annual meeting of stockholders, which will be held on a date to be scheduled, or until their successors are duly elected and qualified. The term of all executive officers expires at the next annual meeting of directors, to be held immediately thereafter, or until their successors are duly elected and qualified. There are no family relationships among the directors or executive officers of the registrant.

         NAME                                 POSITION

Gary Flicker                Chairman of the Board
Ira Akselrad                Director
Alan E. Casnoff             Director, President and Chief Executive Officer
Henry Swain                 Executive Vice President and Chief Financial Officer
Keith B. Stein              Special Purpose Director

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

      GARY FLICKER (age 48) has served as a director of the Company since January 2004. Mr. Flicker was Chief Financial Officer and Executive Vice President of DVL from April 1997 to November 2001 and remained employed by the Company until May 2002. Through December 2006 Mr. Flicker was President and Chief Executive Officer of Flick Financial, an accounting/financial consulting firm headquartered in Atlanta, Georgia. Mr. Flicker is a Certified Public Accountant. Mr. Flicker is currently Chief Financial Officer, Executive Vice President and Secretary of Xethanol Corp., a public company traded on the American Stock Exchange.

      ALAN E. CASNOFF (age 63) has served as President of the Company since November 1994, and was appointed as a director in November 2001. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1977 to October 1991, as secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since November, 2004, he has been of counsel to Zarwin, Baum, Devito ("Zarwin").

      KEITH B. STEIN (age 49) has been a special purpose director of the Company since September 1996. Mr. Stein is currently associated with Carlton Advisory Services as the Managing Director and President of Carlton Strategic Ventures, the real estate investment banking firm's acquisition and investment group. Mr. Stein was a Managing Director of Kimco Realty Corporation (NYSE: KIM), specializing in investments in real estate and related securities. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc., a position he has held since 1998. From October 1994 to May 1998, Mr. Stein was Managing Director of several privately held investment and financial advisory firms specializing in real estate and specialty finance companies. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP.

      IRA AKSELRAD (age 52) was elected to the Board of Directors of the Company to serve as a director on November 2, 2006, filling the vacancy on the board created as a result of the death of Myron Rosenberg, who served as a director until his death in September 2006. Mr. Akselrad is currently Executive Vice President and General Counsel of the Johnson Company, Inc., the private investment company of the Robert Wood Johnson IV family. Prior to joining the Johnson Company this year, he was, for the past 21 years, an attorney with the New York law firm of Proskauer Rose, LLP. For 16 of those years he was a member of the firm and represented a wide range of corporate and real estate clients. In addition to his client responsibilities, he chaired numerous firm committees and served as a member of the firm's six member Executive Committee.

      HENRY SWAIN (age 53) has served as Chief Financial Officer and Executive Vice President since April 2006. From November 2001 to April of 2006, Mr. Swain served as Vice President and Secretary of the Company. Mr. Swain is a Certified Public Accountant. Prior to joining the Company in 2001, Mr. Swain was associated with real estate owner/mangers, financial services firms and the accounting firm of Deloitte & Touche, LLP.

C. Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations from the Company's officers and directors that no other reports were required during or with respect to the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to such persons were satisfied. None of the shareholders listed as beneficially owning greater than 10% of the Company's Common Stock in the "Security Ownership of Certain Beneficial Owners" chart in
Item 11 filed a Form 5 for the year ending December 31, 2006. The Company is not aware whether any of such shareholders had a Form 5 obligation.

D. Code of Ethics

      The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other financial executives. The code of ethics is filed as Exhibit 14 of this Form 10-KSB.

E. Audit Committee and Audit Committee Financial Expert

      The Audit Committee consists of Gary Flicker, and Mr. Akselrad from November 2006 who replaced Mr. Rosenberg who served on the Audit Committee until his death in September 2006. DVL's board of directors has determined that Gary Flicker is an audit committee financial expert, as defined in Item 401(e)(2) of Regulation S-B and is independent as that term is defined under Rule 121 of the American Stock Exchange.

F. Nominating Committee

      The Company has not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

      A. SUMMARY COMPENSATION TABLE

      The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2006 and (if applicable) in 2005: (1) the person serving as the Company's chief executive officer during 2006; (2) the other person who was serving as executive officer as of the end of 2006 whose compensation exceeded $100 during 2006; and (3) the former Executive Vice President and Chief Financial Officer of the Company who was employed by the Company until April 2006.

                           SUMMARY COMPENSATION TABLE

  Name and Principal Position               Year            Salary           Bonus        Total($)
  ---------------------------               ----            ------           -----        --------
Alan E. Casnoff                             2006             $138           $    -         $  138
President and Chief Executive               2005              138                -            138
  Officer

Jay Thailer (1)                             2006             $ 39           $    -         $  39
Former Executive Vice President             2005              122               13           135
  And Chief Financial Officer

Henry Swain                                 2006             $119           $   12         $ 131
Executive Vice President and
  Chief Financial Officer

(1) Mr. Thailer was the Executive Vice President and Chief Financial Officer of The Company until his departure from the Company in April 2006.

Employee Contracts and Arrangements

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

----------------------------------------------------------------------------------------------------------------------------------
                  Number of Securities           Number                   Equity Incentive             Option
                       Underlying            of Securities                  Plan Awards:              Exercise
                   Unexercised Options     Underlying Options      Number of Securities Underlying      Price    Option Expiration
      Name           (#) Exercisable       (#) Unexercisable      Unexercised Unearned Options (#)       ($)           Date
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Alan E. Casnoff           50,000                   -                              -                    0.1600        04-09-07
----------------------------------------------------------------------------------------------------------------------------------
                          25,000                   -                              -                    0.0775        01-09-08
----------------------------------------------------------------------------------------------------------------------------------
                         100,000                   -                              -                    0.0750        08-08-11
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Jay Thailer (1)            2,000                   -                              -                     0.120        07-28-07
----------------------------------------------------------------------------------------------------------------------------------
                          10,000                   -                              -                     0.220        03-26-09
----------------------------------------------------------------------------------------------------------------------------------
                          15,000                   -                              -                     0.110        05-08-10
----------------------------------------------------------------------------------------------------------------------------------
                          15,000                   -                              -                     0.075        08-08-11
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Henry Swain                 -                      -                              -                       -              -
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Thailer was the Executive Vice President and Chief Financial Officer of the Company until his departure from the Company in April 2006.

B. OPTION GRANTS IN LAST FISCAL YEAR

      No options were granted by the Company in 2006 under the DVL, Inc. 1996 Stock Option Plan (the "Plan") to the executive officers named in the Summary Compensation Table. The Plan provided for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

      The Plan provided that any one employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its NOLS (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership Change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions".

      As of December 31, 2006, options to purchase 945,000 shares were outstanding under the Plan. During 2006, options to purchase 688,131 shares, originally issued in 1996 expired and were cancelled.

      The Plan remained in effect until March 31, 2006, its termination date and was not renewed by the Company. No options may be granted under the Plan subsequent of the termination of the Plan.

The following is a table summarizing the compensation for non-employee directors.

                              DIRECTOR COMPENSATION

--------------------------------------------------------------------------------------------------------
                                                           Stock             Option
                              Fees Earned or Paid In       Awards            Awards             Total
             Name                      Cash                 ($)                ($)               ($)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Gary Flicker                             16                   -                 -                 16
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Ira Akselrad                              1                   -                 -                  1
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Keith B. Stein                            -                   -                 -                  -
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Myron Rosenberg(1)                       12                   -                 -                 12
--------------------------------------------------------------------------------------------------------

(1) Mr. Rosenberg served as a director and member of the Audit Committee until his death in September 2006.

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

      On September 17, 2005, options to purchase 15,000 shares of Common Stock at an exercise price equal to the then market price per share were granted to each of the non-employee directors. The options were granted under the Plan, which provides for automatic grants of options to individuals upon their becoming non-employee directors, as well as, 15,000 shares to each incumbent regular director on each anniversary of the adoption of the Plan. The options vest immediately and are exercisable for a term of ten (10) years from the date of grant.

      The Company does not currently have any employment contracts in force.

      E. BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

      The Board of Directors acts in the place of a formal compensation committee. During 2006, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information as of March 27, 2007 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

         Name and Address of          Amount and Nature of
          Beneficial Owner            Beneficial Ownership     Percent of Class*
          ----------------            --------------------     -----------------

      Lawrence J. Cohen                 8,341,978 (1)(4)              20.6%

      Milton Neustadter                 4,764,449 (1)(5)              12.7%

      Jay Chazanoff                     7,651,923 (2)(6)              19.1%

      Ron Jacobs                        7,200,133 (2)(7)              18.1%

      Stephen Simms                     7,172,258 (2)(8)              18.1%

      Keith B. Stein                    7,310,859 (3)(9)              18.2%

      Robert W. Barron                  6,717,224 (3)(10)             17.0%

      Adam Frieman                      6,481,180 (3)(11)             16.5%

      Peter Offerman                    6,294,035 (3)(12)             16.1%

      Joseph Huston                     6,229,572 (3)(13)             15.9%

      Jan Sirota                        6,294,035 (3)(14)             16.1%

      Neal Polan                        6,294,035 (3)(15)             16.1%

      Michael Zarriello                 6,294,035 (3)(16)             16.1%

      Mark Mahoney                      6,282,393 (3)(17)             16.0%

      The SIII Associates Limited       9,267,007 (3)(18)             22.1%
      Partnership, Third Addison
      Park Corporation and
      Gary L. Shapiro

      J.G. Wentworth, S.S.C.
         Limited Partnership            3,000,000 (19)                 8.4%
      40 Morris Avenue
      Bala Cynwyd, PA 19004

      Stephen Feinberg                         -    (20)                 -
      299 Park Avenue
      22nd Floor
      New York, NY  10171

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

(1) As described in detail below in "Changes of Control", such persons are members of the Pembroke Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 4,125,819 shares of the Company's Common Stock issuable to the members of the Pembroke Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Pembroke Group is c/o Lawrence J. Cohen, 70 East 55th Street, Seventh Floor, New York, NY 10022.

(2) As described in detail below in "Changes of Control", such persons are members of the Millennium Group (as defined in "Changes of Control" below), and said persons share dispositive power with each other as to 5,304,112 shares of the Company's Common Stock issuable to the members of the Millennium Group upon the exercise of Warrants by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Millennium Group upon the exercise of Warrants. The address of each member of the Millennium Group is c/o Jay Chazanoff, 70 East 55th Street, Seventh Floor, New York, NY 10022. The members of the Millennium Group explicitly disclaim beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(3) As described in detail below in "Changes of Control", such persons are members of the Florida Group (as defined in "Changes in Control" below), and said persons share dispositive power with each other as to 6,100,862 shares of the Company's Common Stock issuable to the members of the Florida Group upon the exercise of Warrants (as defined in "Changes in Control" below) by such members, which shares constitute 50.1% of all of the shares issuable to the members of the Florida Group upon the exercise of Warrants. The Company has not had any contact with the members of the Florida Group, except Mr. Stein, for a number of years and the Company is not aware if a group still exists. The address of each member of the Florida Group is c/o Keith Stein, 280 Park Avenue, 11th Floor, West, New York, NY 10017.

(4) To the Company's knowledge, Mr. Cohen possesses: (i) the sole power to vote 7,739,242 shares of Common Stock, which includes 7,031,704 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 4,216,358 shares of Common Stock, which includes 3,508,820 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 4,125,619 shares of Common Stock, which includes 3,522,884 share of Common Stock issuable upon the exercise of Warrants held by Mr. Cohen and 602,736 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Cohen explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(5) To the Company's knowledge, Mr. Neustadter possesses: (i) the sole power to vote 1,241,566 shares of Common Stock, which includes 1,203,066 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 638,830 shares of Common Stock, which includes 600,330 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other member of the Pembroke Group to dispose of 4,125,619 shares of Common stock, which includes 602,736 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Neustadter and 3,522,884 shares of Common Stock issuable upon exercise of Warrants held by the other member of the Pembroke Group. Mr. Neustadter explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other member of the Pembroke Group.

(6) To the Company's knowledge, Mr. Chazanoff possesses: (i) the sole power to vote 4,400,044 shares of Common Stock, which includes 4,096,274 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 2,347,810 shares of Common Stock, which includes 2,044,040 shares of Common stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 5,304,112 shares of Common stock, which includes 2,052,233 shares of Common stock issuable upon the exercise of Warrants held by Mr. Chazanoff and 3,251,879 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Chazanoff explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(7) To the Company's knowledge, Mr. Jacobs possesses: (i) the sole power to vote 3,521,961 share of Common Stock, which includes 3,245,389 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,896,021 shares of Common Stock, which includes 1,619,449 shares of Common Stock, issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 5,304,112 shares of Common Stock, which includes 1,625,940 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Jacobs and 3,678,173 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Jacobs explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(8) To the Company's knowledge, Mr. Simms possesses: (i) the sole power to vote 3,494,086 shares of Common Stock, which includes 3,245,389 shares of Common stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,868,146 shares of Common Stock issuable upon the exercise of Warrants which includes 1,619,449 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Millennium Group to dispose of 5,304,112 shares of Common Stock, which includes 1,625,940 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Simms and 3,678,173 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Millennium Group. Mr. Simms explicitly disclaims beneficial ownership of all of the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Millennium Group.

(9) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 2,348,431 shares of Common Stock, which includes 2,271,924 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,210,197 shares of Common Stock; which includes 1,133,690 shares of Common stock issuable upon exercise of Warrants; and (iv) shares power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 1,138,234 shares of Common stock issuable upon the exercise of Warrants held by Mr. Stein and 4,962,428 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(10) To the Company's knowledge, Mr. Barron possesses: (i) the sole power to vote 1,198,327 shares of Common Stock, which includes 1,161,207 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common stock; (iii) the sole power to dispose of 616,562 shares of Common Stock, which includes 579,442 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 581,765 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Barron and 5,518,897 shares of Common stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(11) To the Company's knowledge, Mr. Frieman possesses: (i) the sole power to vote 750,874 shares of Common Stock, which includes 739,232 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 380,519 shares of Common Stock, which includes 368,877 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose 6,100,662 shares of Common Stock, which includes 370,355 shares of Common Stock issuable upon exercise of Warrants held by Mr. Frieman and 5,730,307 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(12) To the Company's knowledge, Mr. Offerman possesses: (i) the sole power to vote 375,834 shares of Common Stock, which includes 364,192 shares of Common stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 193,374 shares of Common Stock, which includes 181,732 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 182,460 shares of Common stock issuable upon the exercise of Warrants held by Mr. Offerman and 5,918,202 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(13) To the Company's knowledge, Mr. Huston possesses: (i) the sole power to vote 250,545 shares of Common Stock, which includes 242,784 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 128,910 shares of Common Stock, which includes 121,149 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 121,635 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Huston and 5,979,027 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(14) To the Company's knowledge, Mr. Sirota possesses: (i) the sole power to vote 375,834 shares of Common Stock, which includes 364,192 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 193,374 shares of Common Stock, which includes 181,732 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 182,460 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Sirota and 5,918,202 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(15) To the Company's knowledge, Mr. Polan possesses: (i) the sole power to vote 375,834 shares of Common Stock, which includes 364,192 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 193,374 shares of Common Stock, which includes 181,732 shares of Common Stock issuable upon exercise of Warrants; and
(iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 182,460 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Polan and 5,918,202 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(16) To the Company's knowledge, Mr. Zarriello possesses: (i) the sole power to vote 375,834 shares of Common Stock, which includes 364,192 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 193,374 shares of Common Stock, which includes 181,732 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 182,460 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Zarriello and 5,918,202 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(17) To the Company's knowledge, Mr. Mahoney possesses: (i) the sole power to vote 364,192 shares of Common Stock, which includes 364,192 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 181,732 shares of Common Stock, which includes 182,460 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 181,732 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Mahoney and 5,918,202 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group.

(18) To the Company's knowledge, the SIII Associates Limited Partnership possesses: (i) the sole power to vote 6,142,719 shares of Common Stock, which includes 5,940,865 shares of Common Stock issuable upon exercise of Warrants;
(ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 3,166,346 shares of Common Stock, which includes 2,964,492 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which includes 2,976,373 shares of Common Stock issuable upon the exercise of Warrants held by the SIII Associates Limited Partnership and 3,124,288 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Third Addison Park Corporation is the general partner of the SIII Associates Limited Partnership, and Gary L. Shapiro is the chief executive officer of Third Addison Park Corporation.

(19) To the Company's knowledge, J.G. Wentworth, S.S.C. Limited Partnership possesses: (i) the sole power to vote and direct the disposition of 3,000,000 shares of Common Stock, which consists of 3,000,000 shares of Common Stock issuable upon exercise of Warrants.

(20) Based upon a Schedule 13D, filed with the Commission on January 22, 2002, Mr. Feinberg possessed: (i) the sole power to vote and direct the disposition of the 4,753,113 shares of Common Stock held by Blackacre Bridge and 653,000 shares of Common Stock held by Blackacre Capital. On March 19, 2007, the Company purchased the entire 5,406,113 shares beneficially owned by Mr. Feinberg at $0.12 per share or $649, pursuant to the Stock Repurchase Agreement.

B. SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as of March 22, 2007 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (5 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

     Name of                            Amount and Nature of          Percentage
Beneficial Owner(1)                     Beneficial Ownership           of Class
-------------------                     --------------------           --------

Alan E. Casnoff                              385,000 (2)                  1.2%
Jay Thailer                                   64,000 (3)                    *
Henry Swain                                      -                          -
Ira Akselrad                                     -                          -
Gary Flicker                                 195,000 (4)                    *
Keith B. Stein                             7,310,859 (5)                 18.2%
All current directors
and executive officers
as a group (6 persons)                     7,954,859 (6)                 19.4%

o     Less than 1%

(1) Messrs. Casnoff and Thailer are executive officers of the Company. Messrs. Casnoff, Rosenberg and Flicker are the regular directors. Mr. Stein is the special purpose director.

(2) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 26,000 shares owned by a corporation partially owned and controlled by Mr. Casnoff, and 175,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(3) Represents 42,000 shares which may be acquired upon the exercise of options exercisable within 60 days and 22,000 shares held by Mr. Thailer and his wife as joint tenants.

(4) Consists of shares which may be acquired upon the exercise of options exercisable within 60 days.

(5) To the Company's knowledge, Mr. Stein possesses: (i) the sole power to vote 2,348,431 shares of Common Stock, which includes 2,271,924 shares of Common Stock issuable upon exercise of Warrants; (ii) shared power to vote 0 shares of Common Stock; (iii) the sole power to dispose of 1,210,197 shares of Common Stock, which includes 1,133,690 shares of Common Stock issuable upon exercise of Warrants; and (iv) shared power with the other members of the Florida Group to dispose of 6,100,662 shares of Common Stock, which consists of 1,138,234 shares of Common Stock issuable upon the exercise of Warrants held by Mr. Stein and 4,962,428 shares of Common Stock issuable upon exercise of Warrants held by the other members of the Florida Group. Mr. Stein explicitly disclaims beneficial ownership of all the shares of Common Stock and Warrants (and shares of Common Stock issuable upon exercise of Warrants) owned by the other members of the Florida Group.

(6) Number of shares and percentage owned includes 2,683,924 shares which may be acquired through exercise of options and Warrants held by certain of the named persons, which options and Warrants are exercisable within 60 days. The number of outstanding shares of the purpose of computation of percentage of ownership by the group includes such shares.

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

      In connection with the loan by NPM Capital, LLC ("NPM") in September 1996, (see "NPM and NPO Transactions" in Item 12, below) the Company issued to, or for the benefit of, the members of the Florida Group (who are affiliates of NPM) and the Pembroke and Millennium Groups (who are affiliates of NPM and NPO), Warrants to purchase such number of shares of Common Stock as, when added to the Warrants, represent right to acquire up to 49% of the outstanding Common Stock on a fully diluted basis. In accordance with their terms, the Warrants were originally exercisable commencing January 1999 and expire December 31, 2007. If and at such time as any or all of the Warrants are exercised, it is possible that a "change in control" of the Company, within the meaning of applicable rules and regulations under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), may be deemed to occur, depending upon the extent of exercise.

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

                      Equity Compensation Plan Information

                                                                                                                   Number of
                                           Number of securities                                                    securities
                                             to be issued upon          Weighted average exercise price     remaining available for
                                          exercise of outstanding       of outstanding options warrants         future issuance
             Plan Category              options warrants and rights                and rights                         (1)
             -------------              ---------------------------     -------------------------------     -----------------------
                                                    (a)                               (b)                             (c)
Equity compensation approved by
security holders                                  945,000                             $.13                             -0-
Equity compensation plans not approved
by security holders                                 -0-                                -0-                             -0-
                                                 --------                           ------                          -----

Total                                             945,000                             $.13                             -0-
                                                 ========                           ======                          =====

(1) The Plan remained in effect until March 31, 2006, it's termination date and was not renewed by the Company. No options may be granted under the plan subsequent to the termination of the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

      Pemmil Transaction

To repay the Company's existing obligation to Blackacre in the amount of $2,553, on December 27, 2005 the Company entered into the Pemmil Loan Agreement, pursuant to which the Company borrowed from Pemmil $2,500. The Pemmil Loan Agreement provides that principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Loan Agreement) that result in net proceeds (as defined in the Loan Agreement) to the Company. The obligations under the Pemmil Loan Agreement were secured by a subordinated pledge of the Company's equity interest in S2. In 2006, Pemmil agreed to subordinate it's security interest in the Company's equity interest in S2 to secure new bank financing. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. In June 2006, the Company repaid Pemmil $1,450 from the proceeds of new bank financing. On March 16, 2007, the Company entered into Amendment No. 1 dated March 15, 2007 with Pemmil, pursuant to which Pemmil loaned the Company $650 on March 16, 2007 to fund the Company's purchase of the Shares under the Stock Repurchase Agreement on the same terms as the Pemmil Loan Agreement. For a more detailed discussion of Amendment No. 1, see "Item 6. Management's Discussion and Analyses of Plan of Operation - Liquidity and Capital Resources".

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company's President and a Director of the Company, and Lawrence J. Cohen, Steve Simms, Ron Jacobs, Keith Stein and Jay Chazanoff, each of whom is a beneficial owner of greater than 10% of the Company's common stock. NPO, an affiliate of Messrs. Cohen, Jacobs and Chazanoff is a party to an asset services agreement with the Company, pursuant to which the Company paid approximately $730 and $702 in 2006 and 2005, respectively Mr. Stein is a special purpose director of the Company.

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

On March 19, 2007, DVL, Inc. (the "Company") entered into the Stock Repurchase Agreement (the "Agreement") dated March 16, 2007 with Blackacre Bridge and Blackacre Capital. Pursuant to the Agreement, in a private transaction, the Company repurchased 4,753,114 Shares of its common stock from Blackacre Bridge and 653,000 shares of its common stock from Blackacre Capital. The Company purchased the Shares for a cash purchase price of $0.12 per Share for an aggregate cash purchase price of $649. The Shares represented all of the shares of the Company's common stock owned by the Sellers and their respective affiliates, including Stephen Feinberg. All such parties, including Sellers, beneficially owned in excess of 10% of the Company's outstanding common stock prior to the repurchase of all such Shares by the Company.

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

During 2001 the Asset Servicing Agreement was extended under the same terms and conditions for another five years to March 2008. The current annual fee is $737. The Company paid to NPO $730, and $702 in 2006 and 2005, respectively. As of December 31, 2006 and 2005 the Company had no accrued service fees payable to NPO. During 2006 and 2005 the Company provided office space under the Asset Servicing Agreement to NPO, consisting of approximately 500 square feet of the Company's New York location. The allocated cost for such space was approximately $20 during each of 2006 and 2005.

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

            Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). For 2006 and 2005 the Company received $10 and $192, respectively under such agreement. The limited partnership dissolved as of the end of 2005.

      The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24 in each of the years 2006 and 2005, respectively.

      The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During 2006, and 2005, the Company received compensation equal to $25, and $31, respectively, under such arrangement.

      The Company has received fees from an entity whose partners, Messrs. Cohen, Chazanoff, Simms and Jacobs, are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company recorded fees of $162, in 2006 and 2005, respectively.

      The Millennium Group, an affiliate of NPO, received approximately $-0- and $18 for 2006, and 2005, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2006 and 2005 the Company paid or accrued fees of $108 and $108, respectively, to the Millennium Group.

      The Philadelphia, Pennsylvania, law firm of Zarwin, Baum, DeVito, ("Zarwin") of which Alan E. Casnoff, the President and CEO and a director of the Company is of counsel, has acted as counsel to the Company since November, 2004. Legal fees for services rendered by Zarwin to the Company during 2006 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

Director Independence

      DVL, Inc.'s Board of Directors has determined that all its non-employee directors other than Mr. Stein, the Special Purpose Director, as of December 31, 2006, Messers. Flicker, Akselrad & Stein are independent as the term is defined under Rule 121 of the American Stock Exchange. Mr. Rosenberg was an independent director as well prior to his death.

ITEM 13. EXHIBITS

      The following documents are filed as part of this report:

      The Financial Statements required by Item 7 of this report are listed below:

                                     Item 7

                                                                        Page No.
                                                                        --------

      Report of Independent Registered Public Accounting Firm            F - 1

      Consolidated Balance Sheets - December 31, 2006 and 2005           F - 2

      Consolidated Statements of Operations for the years ended
      December 31, 2006 and 2005                                         F - 4

      Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 2006 and 2005                                   F - 6

      Consolidated Statements of Cash Flows for the years ended
      December 31, 2006 and 2005                                         F - 7

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

10.29 Promissory Note, dated December 28, 2004, issued by DVL Mortgage Holdings, LLC and DVL, Inc. in favor of Harleysville National Bank and Trust Company (Incorporated by reference to Exhibit 10.29 to DVL's Form 10-KSB filed for the year ended December 31, 2005).

10.30 Assignment Agreement, dated as of December 28, 2004, between Rumson Mortgage Holdings LLC and DVL Mortgage Holdings LLC, Inc (Incorporated by reference to Exhibit 10.30 to DVL's Form 10-KSB filed for the year ended December 31, 2005).

10.31 Loan Agreement, dated December 28, 2004, by and among Harleysville National Bank and Trust Company and DVL Mortgage Holdings LLC (In-corporated by to Exhibit 10.31 to DVL's Form 10-KSB filed for the year ended December 31, 2005).

10.32 Loan and Security Agreement, dated December 27, 2005, by and between DVL, Inc. and Pemmil Funding, LLC (Incorporated by reference to Exhibit
         10.32 to DVL's Form 10-KSB for the year ended December 31, 2005).

*10.33 Stock Repurchase Agreement dated March 16, 2007 between DVL, Inc., Blackacre Bridge Capital, L.L.C. and Blackacre Capital Group, L.P.

*10.34 Amendment No. 1 To Loan and Security Agreement, dated March 15, 2007 Between DVL, Inc. and Pemmil Funding, LLC.

10.35 Loan and Security Agreement, dated June 5, 2006 by and between DVL, Inc. and First Penn Bank (Incorporated by reference to Exhibit 10.1 to DVL's Form 10-QSB filed on August 14, 2006).

10.36 Change in Terms Agreement, dated September 1, 2006 by and between DVL, Inc. and Pennsylvania Business Bank (Incorporated by reference to
         Exhibit 10.1 to DVL's Form 10-QSB filed on November 14, 2006).

*10.37 Agreement between the Town of Kearny, New Jersey and DVL, Inc. approved on October 24, 2006.

*10.38 Agreement of Sale dated April 27, 2006 by and between DVL, Inc. and 354 Broadway Associates, LLC.

*10.39 First Amendement of Agreement of Sale dated June 28, 2006 by and be-tween DVL, Inc. and 354 Broadway Associates, LLC.

*10.40 Second Amendment of Agreement of Sale dated September 25, 2006 by and between DVL, Inc. and 354 Broadway Associates, LLC.

14. Code of Ethics for Senior Financial Officers and Principal Executive Officer. (Incorporated by reference to Exhibit 14 to DVL's Form 10-K for the year ended December 31, 2003.)

*21.     SUBSIDIARIES OF DVL.

*31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

*32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management Compensatory Plan or arrangement required to be filed as an exhibit pursuant to Item 13 of Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees: The aggregate fees billed or to be billed by the Company's auditors, Imowitz, Koenig & Co., LLP, for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $100 for 2006 and $99 for 2005.

      Tax Fees: The aggregate fees billed by Imowitz Koenig & Co., LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $31 for 2006, and $28 for 2005.

      All other fees: There were no other services performed for 2006 or 2005.

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Imowitz Koenig & Co., LLP are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Imowitz Koenig & Co., LLP require pre-approval by the Audit Committee. The procedures require all proposed engagements of Imowitz Koenig & Co., LLP for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2006 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                               DVL, INC.


Dated: March 23, 2007                          By: /s/ Alan E. Casnoff
                                                   -----------------------------
                                                   Alan E. Casnoff, President
                                                   and Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report to be signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                                 Title                        Date
---------                                 -----                        ----


/s/ Henry Swain                Executive Vice President and       March 23, 2007
-------------------------      Chief Financial Officer
Henry Swain                    (Principal Financial and
                               Accounting Officer)


/s/ Alan E. Casnoff            Director, President and Chief      March 23, 2007
-------------------------      Executive Officer (Principal
Alan E. Casnoff                Executive Officer)


/s/ Gary Flicker               Chairman of the Board              March 23, 2007
-------------------------
Gary Flicker


/s/ Ira Akselrad               Director                           March 23, 2007
-------------------------
Ira Akselrad

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Financial Statements of DVL, Inc.
  And Subsidiaries and Report of Independent Registered Public Accounting Firm

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                   F - 1

Consolidated Balance Sheets - December 31, 2006 and 2005                  F - 2

Consolidated Statements of Operations for the years ended
   December 31, 2006 and 2005                                             F - 4

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2006 and 2005                                 F - 6

Consolidated Statements of Cash Flows for the years ended
    December 31, 2006 and 2005                                            F - 7

Notes to Consolidated Financial Statements                                F - 10

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.

We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DVL, Inc. and subsidiaries as of December 31, 2006, and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                           /s/ Imowitz Koenig & Co., LLP

New York, New York
March 23, 2007

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          December 31,
                                                                    ------------------------
                                                                       2006           2005
                                                                    ---------      ---------
ASSETS

Residual interests in securitized portfolios                        $  45,318      $  42,198
                                                                    ---------      ---------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $19,049 for 2006 and $20,332 for 2005)
                                                                       23,688         25,455

    Allowance for loan losses                                           2,986          2,586
                                                                    ---------      ---------

    Net mortgage loans receivable                                      20,702         22,869
                                                                    ---------      ---------

Cash and cash equivalents (including restricted cash of
   $33 and $24 for 2006 and 2005 respectively)                            891          1,863

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $963 for 2006 and $776 for 2005)                    7,488          7,673

  Affiliated limited partnerships (net of allowance for
    losses of $448 for 2006 and 2005 respectively)                        940            926

Net Deferred tax asset                                                  2,543          2,295

Other assets                                                              832            765
Other assets of discontinued operations                                 1,772            758
                                                                    ---------      ---------

Total assets                                                        $  80,486      $  79,347
                                                                    =========      =========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                      December 31,
                                                                -------------------------
                                                                  2006            2005
                                                                ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes Payable - residual interests                          $  37,849       $  36,227

    Underlying mortgages payable                                    9,175          11,928
    Debt - other                                                   10,309           9,175
    Debt - affiliates                                               1,274           2,503
    Redeemed notes payable - litigation settlement                    778             789
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $19 for
      2006 and $18 for 2005)                                          242             476
    Liabilities of discontinued operations                            950              99
                                                                ---------       ---------

  Total liabilities                                                60,577          61,197
                                                                ---------       ---------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized -
       100 shares for 2006 and 2005 issued and outstanding
       100 shares for 2006 and 2005                                     1               1
     Preferred stock, $.01 par value, authorized 5,000,000
       shares for 2006 and 2005, issued and outstanding -
       0 shares for 2006 and 2005                                      --              --
     Common stock, $.01 par value, authorized -
       90,000,000 shares, issued and outstanding -
       38,315,466 shares for 2006 and 38,315,466 shares
       for 2005                                                       383             383
     Additional paid-in capital                                    97,635          97,635
     Deficit                                                      (78,110)        (79,869)
                                                                ---------       ---------

     Total shareholders' equity                                    19,909          18,150
                                                                ---------       ---------

     Total liabilities and shareholders' equity                 $  80,486       $  79,347
                                                                =========       =========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                            2006         2005
                                                         ---------    ---------

Income from affiliates:
   Interest on mortgage loans                            $   2,716    $   2,689
   Partnership management fees                                 282          327
   Management fees                                             220          408
   Transaction and other fees from partnerships                  4           34
   Distributions from partnerships                              40           98

Income from others:
   Interest income - residual interests                      5,218        4,857
   Net rental income (including depreciation and
     amortization of $193 for 2006 and $194 for 2005           775          778
   Distributions from investments                               61           46
   Other income and interest                                   101          100
                                                         ---------    ---------

                                                             9,417        9,337
                                                         ---------    ---------

Operating expenses:
   General and administrative                                1,493        1,549
   Asset Servicing Fee - NPO Management LLC                    730          702
   Legal and professional fees                                 226          223
   Provision for losses                                        400          170

Interest expense:
   Underlying mortgages                                        758          963
   Notes payable - residual interests                        2,940        2,792
   Affiliates                                                  221          333
   Others                                                    1,000          819
                                                         ---------    ---------

                                                             7,768        7,551
                                                         ---------    ---------

Income from continuing operations before income
  tax benefit                                                1,649        1,786

Income tax benefit                                             140           82
                                                         ---------    ---------

Income from continuing operations                            1,789        1,868
                                                         ---------    ---------

Loss from discontinued operations -
   net of tax of $0 in all years                               (30)        (138)
                                                         ---------    ---------

Net income                                               $   1,759    $   1,730
                                                         =========    =========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (continued)

                                                      2006             2005
                                                  ------------     ------------
Basic earnings per share:

  Income from continuing
    Operations                                    $        .05     $        .05
   Loss from discontinued operations                      (.00)            (.00)
                                                  ------------     ------------
   Net income                                     $        .05     $        .05
                                                  ============     ============

Diluted earnings per share:

   Income from continuing
    Operations                                    $        .03     $        .03
   Loss from discontinued operations                      (.00)            (.00)
                                                  ------------     ------------
   Net income                                     $        .03     $        .03
                                                  ============     ============

Weighted average shares outstanding - basic         38,315,466       38,315,466
Effect of dilutive securities                       20,405,097       20,352,720
                                                  ------------     ------------

Weighted average shares outstanding - diluted       58,720,563       58,668,186
                                                  ============     ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                      Preferred Stock             Common Stock          Additional
                                 ------------------------    ------------------------   Paid - In
                                   Shares        Amount        Shares        Amount       Capital       Deficit          Total
                                 ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance - January 1, 2005               100    $        1    38,315,466    $      383    $   97,632    $  (81,599)    $   16,417

Net income                               --            --            --            --            --         1,730          1,730

Effect of issuance of options            --            --            --            --             3            --              3
                                 ----------    ----------    ----------    ----------    ----------    ----------     ----------

Balance - December 31, 2005             100             1    38,315,466           383        97,635       (79,869)        18,150
                                 ----------    ----------    ----------    ----------    ----------    ----------     ----------

Net income                               --            --            --            --            --         1,759          1,759
                                 ----------    ----------    ----------    ----------    ----------    ----------     ----------

Balance - December 31, 2006             100    $        1    38,315,466    $      383    $   97,635    $  (78,110)    $   19,909
                                 ==========    ==========    ==========    ==========    ==========    ==========     ==========

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       2006           2005
                                                                    ---------      ---------
Cash flows from operating activities:

Continuing operations:
Income from continuing operations                                   $   1,789      $   1,868
 Adjustments to reconcile income to net cash (used in)
   provided by operating activities from continuing operations
 Interest income accreted on residual interests                          (918)          (763)
 Accrued interest added to indebtedness                                    44            301
  Issuance and repricing of options                                        --              3
  Depreciation                                                            187            188
  Provision for loan losses                                               400            200
  Amortization of unearned interest on loans receivable                (1,283)        (1,065)
  Net increase in deferred tax asset                                     (248)          (297)
  Net (increase) decrease in prepaid financing and other assets           (67)           288
  Net decrease in accounts payable, security deposits and
    accrued liabilities                                                  (235)            (3)
  Net decrease in fees due to affiliates                                   --            (44)
  Net increase in deferred income                                           1              2
                                                                    ---------      ---------

  Net cash (used in) provided by continuing operations                   (330)           678
                                                                    ---------      ---------
Discontinued operations:
  Loss from discontinued operations - net of tax                          (30)          (138)
   Adjustment to reconcile loss to net cash used in
    discontinued operations
     Gain on sale of real estate                                           --            (89)
    Net decrease in assets and liabilities of discontinued
     operations                                                          (163)          (170)
                                                                    ---------      ---------
    Net cash used in discontinued operations                             (193)          (397)
                                                                    ---------      ---------
    Net cash (used in) provided by operating activities                  (523)           281
                                                                    ---------      ---------

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                            2006           2005
                                                         ---------      ---------
Cash flows from investing activities:

Continuing operations:
Collections on loans receivable                          $   3,050      $   2,761
Real estate acquisitions and capital improvements               (2)           (65)
Net increase in affiliated limited partnership
  interests and other investments                              (14)            (8)
                                                         ---------      ---------
    Net cash provided by investing operations                3,034          2,688
                                                         ---------      ---------

Discontinued operations:
  Proceeds from the sale of real estate                         --            206
                                                         ---------      ---------
  Cash provided by discontinued investing activities            --            206
                                                         ---------      ---------
  Net cash provided by investing activities                  3,034          2,894
                                                         ---------      ---------

Cash flows from financing activities:

   Proceeds from new borrowings                              1,500          3,000
   Principal payments on debt                               (1,639)        (4,000)
   Payments on underlying mortgages payable                 (2,753)        (2,557)
   Payments on notes payable - residual interests             (580)          (522)
   Payments related to debt redemptions                        (11)            (1)
                                                         ---------      ---------

   Net cash used in financing activities                    (3,483)        (4,080)
                                                         ---------      ---------

Net decrease in cash                                          (972)          (905)
Cash, beginning of year                                      1,863          2,768
                                                         ---------      ---------

Cash, end of year                                        $     891      $   1,863
                                                         =========      =========

Supplemental disclosure of cash flow Information:

Cash paid during the year for interest                   $   4,794      $   4,690
                                                         =========      =========

Cash paid for income taxes                               $     151      $     194
                                                         =========      =========

See notes to consolidated financial statements.

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                            2006          2005
                                                         ---------     ---------

Supplemental disclosure of non-cash investing and financing activities:

  Residual interests in securitized portfolios -
    Increase                                             $   2,202     $   4,101
                                                         =========     =========

  Notes payable - residual interests - Increase          $   2,202     $   4,101
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

c. INCOME RECOGNITION: Interest income is recognized on the effective interest method for the residual interest and all performing loans. The Company stops accruing interest once a loan becomes non-performing. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on restructured loans are recorded as the payments are received. The Company did not have any impaired loans at December 31, 2006 and 2005.

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

h. RESTRICTED CASH: As of December 31, 2006 and 2005, DVL had restricted cash of $33, and $24, respectively. The restricted cash at December 31, 2006 and 2005, represents monies owed to the settlement fund established pursuant to the Limited Partnership Settlement.

i. FEDERAL INCOME TAXES: DVCC, PSC, RH, Del Toch, S2, DMH, Delbrook and Delborne are included in DVL's consolidated federal income tax return.

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, SFAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

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

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2006 and 2005:

                                                                         2006                                 2005
                                                            -------------------------------    ---------------------------------
                                                                        Weighted       Per                    Weighted     Per
                                                               Net      Average       Share       Net         Average     Share
                                                             Income      Shares      Amount      Income        Shares     Amount
Basic EPS, Net income available to common stockholders      $ 1,759    38,315,466    $  .05    $    1,730    38,315,466    $ .05
Effect of litigation settlement notes                            --            --                      --            --
Effective of dilutive stock options and warrants                 --    20,405,097                      --    20,352,720
                                                            -------    ----------              ----------    ----------
Diluted EPS, Net income available to common stockholders    $ 1,759    58,720,563    $  .03    $    1,730    58,668,186    $ .03
                                                            -------    ----------    ------    ----------    ----------    -----

      At December 31, 2006, and 2005, outstanding stock options and warrants excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 3,380,000 and 4,068,131, thereby resulting in an anti-dilutive effect.

      In 2004, the Company adopted the fair value recognition Provisions of SFAS 123R prospectively to all employee awards granted, modified or settled after the adoption.

      SFAS 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. Stock based compensation for 2006 and 2005 is $0 and $3, respectively, and is included in compensation expense.

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

p. RECENTLY ISSUED ACCOUNTING STANDARDS: In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

      The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

      The provisions of FIN 48 are effective January 1, 2007. The provisions of FIN 48 are to be applied to all tax position upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are in the process of evaluating the effect of FIN 48 on our consolidated results of operations and financial position.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," which provided interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We have completed our analysis related to the implementation of SAB 108 and have concluded it has no effect on our consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

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

      The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2. The Notes Payable - residual interests balances were $37,849 and $36,227 as of December 31, 2006 and 2005, respectively. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of an original amount up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2006 was $3,202. Payments, if any, due under this guaranty are payable after August 15, 2020.

      In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through December 31, 2006, the residual interests in securitized portfolios and the notes payable were increased by approximately $5,979 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      The following table reconciles the initial purchase price with the carrying value at December 31, 2006:

      Initial purchase price                                     $ 35,791
      Adjustments to purchase price                                 5,979
      Principal payments                                              (51)
      Accretion                                                     3,599
                                                                 --------
                                                                 $ 45,318
                                                                 ========

      The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

                        Years                             Minimum        Maximum
                        -----                             -------        -------

      2007 to 2009                                        $   743        $   880
      2010 to final payment on notes payable*             $ 1,050        $ 1,150

* Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2016 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2006 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

      Carrying value of residual interests                        $45,318
      Fair value of residual interest                             $45,318
      Weighted-average life (in years)                                8.4
      Expected credit losses                                          4.0%
        Impact on fair value of 10% adverse change                    150
        Impact on fair value of 20% adverse change                    303
      Discount rate                                                 12.15%
        Impact on fair value of 10% adverse change                  3,479
        Impact on fair value of 20% adverse change                  5,223

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

      DVL's mortgage portfolio included 23 mortgage loans with net carrying values of $20,795 and $22,754 as of December 31, 2006 and 2005, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

      DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates ranging from 6.53% and 8.25% and require principal and interest payments solely from the proceeds of the wrap-around mortgages receivable.

      The Limited Partnership Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 14.37% per annum, aggregating net carrying values of $4,398, and $4,605 subject to underlying mortgages of $626, and $1,187, at December 31, 2006 and 2005, respectively, and original maturity dates through 2028.

      In addition, at the time of the Limited Partnership Settlement, the terms of the loans to Kenbee Management, Inc. ("Kenbee") collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partners bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2006 and 2005 the modified loans due directly from the Affiliated Limited Partnerships aggregated net carrying values of $9,362 and $10,613 and were subject to underlying mortgages of $5,971, and $7,221, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $233, and $213, for 2006 and 2005, respectively.

DVL's mortgage and other loans due from Affiliated Limited Partnerships and limited partners are as follows:

                                                                                     2006
                                                           ------------------------------------------------------
                                                                                        Accrued         Allowance
Mortgage Loans Due From Affiliated Limited                                              Interest        For Loan
Partnerships                                               Number of         Loan       Included in      Losses
  (Dollar Amounts in Thousands)                              Loans         Balance      Loan Balance    (Note 4)
  -----------------------------                            ---------      ---------      ---------      ---------
Long-term wrap-around mortgage loans ranging from                 17      $  30,263      $      13      $     997
$273 to $4,627 in 2006 and from $296 to $4,798 in
2005 maturing at various dates through May 2029 (a)

Other long-term mortgage loan of $1,123 in 2006                    1          1,123             --             --
and $1,169 in 2005 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                    11         11,351             --          1,989
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $420 to $2,004 in
2006 and from $539 to $2,103 in 2005 maturing at
various dates through January 2030 (c)
                                                           ---------      ---------      ---------      ---------
Total mortgage loans                                              29         42,737             13          2,986

Loans Collateralized By Limited Partnership Interests

Loans ranging from $1 to $44 in 2006 and from $1                  17            228             --            195
to $144 in 2005 in default (d) Included in other assets

Due from affiliated partnerships

Advances and Other                                                10             85                            --
                                                           ---------      ---------      ---------      ---------
Total loans receivable                                            56         43,050             13      $   3,181
                                                           =========                     =========      =========
Less unearned interest on partnership mortgage                               19,049
loans                                                                     ---------

Net loans receivable                                                      $  24,001
                                                                          =========

Underlying mortgages ranging from $108 to $1,990                          $   9,175
in 2006 and from $202 to $2,089 in 2005 maturing                          =========
at various dates through 2011

                                                                                     2005
                                                           ------------------------------------------------------
                                                                                          Accrued       Allowance
Mortgage Loans Due From Affiliated Limited                                               Interest        For Loan
Partnerships                                               Number of        Loan        Included In       Losses
  (Dollar Amounts in Thousands)                              Loans         Balance     Loan Balance      (Note 4)
  -----------------------------                            ---------      ---------      ---------      ---------
Long-term wrap-around mortgage loans ranging from                 17      $  32,016      $      20      $     597
$273 to $4,627 in 2006 and from $296 to $4,798 in
2005 maturing at various dates through May 2029 (a)

Other long-term mortgage loan of $1,123 in 2006                    1          1,169             --             --
and $1,169 in 2005 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                    11         12,602             --          1,989
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $420 to $2,004 in
2006 and from $539 to $2,103 in 2005 maturing at
various dates through January 2030 (c)
                                                           ---------      ---------      ---------      ---------
Total mortgage loans                                              29         45,787             20      $   2,586

Loans Collateralized By Limited Partnership Interests

Loans ranging from $1 to $44 in 2006 and from $1                  17            229             --            195
to $144 in 2005 in default (d) Included in other assets

Due from affiliated partnerships

Advances and Other                                                 6             89             --             --
                                                           ---------      ---------      ---------      ---------
Total loans receivable                                            52         46,105      $      20      $   2,781
                                                           =========                     =========      =========
Less unearned interest on partnership mortgage                               20,332
loans                                                                     ---------

Net loans receivable                                                      $  25,773
                                                                          =========

Underlying mortgages ranging from $108 to $1,990                          $  11,928
in 2006 and from $202 to $2,089 in 2005 maturing                          =========
at various dates through 2011

Activity on all collateralized loans is as follows:

                                                       2006              2005
                                                     --------          --------
                                                           (in thousands)

Balance, beginning of year                           $ 46,016          $ 48,778
Collections on loans to affiliates                     (3,051)           (2,762)
                                                     --------          --------
Balance, end of year                                 $ 42,965          $ 46,016
                                                     ========          ========

Unearned interest activity is as follows:

                                                       2006              2005
                                                     --------          --------
                                                           (in thousands)

Balance, beginning of year                           $ 20,332          $ 21,397
Amortization to income                                 (1,283)           (1,065)
                                                     --------          --------
Balance, end of year                                 $ 19,049          $ 20,332
                                                     ========          ========

      (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $3,207 in 2006 and $4,707 in 2005 which bear interest at rates ranging from 6.66% to 8.25% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through January 2019 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

      (b) DVL's other long-term mortgage loan, exclusive of its wrap-around mortgages, is collateralized by one first mortgage aggregating $1,123 at December 31, 2006 and $1,169 at December 31, 2005, respectively. This loan matures August 2021, bears interest at an effective rate of 6% per annum and is collateralized by a first mortgage on a commercial property. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $35 in 2007, $37 in 2008, $40 in 2009, $42 in 2010 $46 in 2011 and $923 thereafter.

      (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through January 2030. The wrap-around loans are subject to senior loans of $5,971 in 2006 and $7,221 in 2005, which bear interest at rates ranging from 6.69% to 7.50% per annum, are payable to unaffiliated lenders, mature on various dates through December 2019 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

      (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such loans. The majority of these loans were non-performing at December 31, 2006 and 2005. These assets are included in other assets on the Consolidated Balance Sheet.

4. Allowance for Losses

Allowance for loan loss activity is as follows:

                                                             2006         2005
                                                           --------     --------
                                                              (in thousands)

Balance, beginning of year                                 $  2,781     $  2,581
Additional provision for loan losses                            400          200
                                                           --------     --------

Balance, end of year                                       $  3,181     $  2,781
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

      On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company as described in 1 and 2 above. Pursuant to the Conditional Agreement, among other things, the Company is required to obtain letters of interest from prospective tenants and lenders or other financing sources, prepare conceptual plans and a developmental timetable and negotiate with an adjacent property owner. In addition, the Conditional Agreement requires the Company to negotiate the terms of a definitive redevelopment agreement; provided, however, that the Conditional Agreement expressly provides that the Town is under no obligation to enter into such a definitive redevelopment agreement with the Company. The Conditional Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Conditional Agreement. There can be no assurance that the Town will elect to enter into a definitive redevelopment agreement with the Company pursuant to which the Company will be designated as the redeveloper of the Property, that the Town and the Company can negotiate and enter into a definitive redevelopment agreement on terms acceptable to the Company, that the Company will satisfactorily complete its due diligence investigation of the Property or that the Company will be able to obtain financing to fund the development of the Property on acceptable terms or at all or that the Company will be able to meet all of the other required criteria pursuant to the Agreement. Under the Agreement, the Company agreed to pay the Town's costs and expenses and the Company deposited $10 in escrow to cover such costs and expenses, which could exceed the amount of such escrowed funds.

(3) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date. The property is currently being carried at $1,103.

In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. As of December 31, 2006 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs on the property through the net proceeds received from the sale and reimbursement from previous owners and/or tenants of the property. However, the Company's ability to recover such costs depends on many factors and may require litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item
7)at a carrying value of $1,103.

Summary of Real Estate Holdings:

                                                       2006         2005
                                                     --------     --------

      Land                                           $  1,114     $  1,114
      Buildings                                         7,033        7,033
      Improvements                                        304          302
                                                     --------     --------
      Subtotal                                          8,451        8,449
      Less: Accumulated depreciation                      963          776
                                                     --------     --------
          Total                                      $  7,488     $  7,673
                                                     ========     ========

      Affiliated Limited Partnerships

      DVL acquired various interests in Affiliated Limited Partnerships pursuant to the Terms of certain settlement agreements and through purchases. Allowances are adjusted quarterly based on Management's estimate of the realizable value. During 2006 and 2005, DVL recorded income of $40, and $98, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                           2006          2005
                                                         --------      --------
                                                             (in thousands)

Balance, beginning of year                               $    926      $    918
Various interests acquired through purchases and
  foreclosed partner notes                                     14            13
Distributions received from partnerships                      (40)         (103)
Distributions recorded as income                               40            98
Change in reserves, net of write-offs                          --            --
                                                         --------      --------

Balance, end of year                                     $    940      $    926
                                                         ========      ========

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

6. Debt, Loans Payable Underlying Wrap-around Mortgages

      DVL's debt is comprised of the following loans payable:

                                                                     2006         2005
                                                                  ---------     ---------
                                                                      (in thousands)
Loan collateralized by real estate bearing interest at prime plus 2% per annum.  Monthly payments are interest only,
  maturing March, 2007                                            $   4,540     $   4,529
Loan collateralized by real estate bearing interest at 7.50%
  per annum with a balloon payment due June, 2008 of $2,285           2,416         2,470
Loans collateralized by commercial mortgage loans and real
  estate bearing interest at prime plus 1.5% per annum
  maturing May, 2009                                                    534           826
Loans collateralized by shares of common stock of S2 bearing
  interest at 7.75% per annum maturing June, 2009                     1,510            --
Loan to purchase existing mortgages annual principal payments of $50, bearing interest at prime plus .5% per annum with
  a balloon payment due 1/31/09 of $1,200                             1,309         1,350
                                                                  ---------     ---------
                                                                     10,309         9,175

Loan from affiliate collateralized by a subordinated pledge
  of shares of common stock of S2 bearing interest at 12% per
  annum compounded monthly (1)                                        1,274         2,503
                                                                  ---------     ---------

Total debt                                                        $  11,583     $  11,678
                                                                  =========     =========

(1) To repay the Company's existing obligation to Blackacre in the amount of $2,553, on December 27, 2005 the Company entered into a Loan and Security Agreement (the "Pemmil Loan Agreement") with Pemmil Funding, LLC ("Pemmil"), pursuant to which the Company borrowed from Pemmil $2,500. The Pemmil Loan Agreement provides that principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. In June of 2006, the Company repaid Pemmil $1,450 from the proceeds of new bank financing. On March 16, 2007, the Company entered into Amendment No. 1 To Loan and Security Agreement ("Amendment No. 1") dated March 15, 2007 with Pemmil, pursuant to which Pemmil loaned the Company $650 on March 16, 2007 to fund the Company's purchase of shares of its common stock under the Stock Repurchase Agreement.

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company's President and a Director of the Company, and Lawrence J. Cohen, Steve Simms, Ron Jacobs, Keith Stein and Jay Chazanoff, each of whom is a beneficial owner of greater than 10% of the Company's common stock. Mr. Stein is the special purpose director of the Company.

DVL, believes that the rate being charged and the terms obtained are equal to or better than that which could be obtained in the market place.

      The aggregate amount of debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                                     Loans Payable
                                                   Underlying Wrap
                                      Debt         Around Mortgages
                                   --------        ----------------
                                          (in thousands)

        2007                       $  5,039            $  2,953
        2008                          3,944               2,210
        2009                          2,600               1,101
        2010                              -                 782
        2011                              -                 224
     Thereafter                           -               1,906
                                   --------            --------
                                   $ 11,583            $  9,175
                                   ========            ========

7. Redeemed Notes Payable - Litigation Settlement

      In December 1995, DVL completed its obligations under the 1993 Limited Partnership Settlement by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387.

      To date, the Company has sent redemption letters ("Redemptions") to note holders of the then outstanding Notes in the principal amount of approximately $1,161 in the aggregate to redeem the notes in cash at the face value plus accrued interest of approximately $49. As of December 31, 2006, $432 has been paid and the remaining $778 payable is reflected as a non-interest bearing liability. As a result of the redemptions, all obligations under the Notes have been satisfied.

8. Transactions with Affiliates

      The members of the Millennium Group (defined below), the Pembroke Group (defined below), and the Florida Group (defined below) are affiliates of NPM Capital, LLC ("NPM"). Keith B. Stein, the special purpose director of the Company is an affiliate of NPM and a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The members of the Millennium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group ("Pembroke Group") is owned and controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millennium Group ("Millennium Group") is owned and controlled by Jay Chazanoff, Stephen Simms, and Ron Jacobs, each beneficial owners of more than 5% of the outstanding shares of the company's Common Stock. The members of the Florida Group ("Florida Group") are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in the SIII Associates Limited Partnership and Third Addison Park Corporation). As of December 31, 2006 Blackacre and its affiliates were beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock. On March 19, 2007, DVL, Inc. (the "Company") entered into a Stock Repurchase Agreement (the "Stock Repurchase Agreement") dated March 16, 2007 with Blackacre Bridge Capital, L.L.C. a New York limited liability company ("Blackacre Bridge") and Blackacre Capital Group, L.P., a Delaware limited partnership ("Blackacre Capital" and collectively with Blackacre Bridge, the "Sellers"). Pursuant to the Stock Repurchase Agreement, in a private transaction, the Company repurchased 4,753,114 shares of its common stock from Blackacre Bridge and 653,000 shares of its common stock from Blackacre Capital (collectively referred to herein as the "Shares"). The Company purchased the Shares for a cash purchase price of $0.12 per Share for an aggregate cash purchase price of $649. The Shares represented all of the shares of the Company's common stock owned by the Sellers and their respective affiliates, including Stephen Feinberg. All such parties, including Sellers, beneficially owned in excess of 10% of the Company's outstanding common stock prior to the repurchase of all such Shares by the Company.

A. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company recorded fees of $162 in 2006 and 2005, respectively.

B. The Millennium Group, an affiliate of NPO, received approximately $-0- and $18 for 2006 and 2005, respectively representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2006, and 2005, the Company paid or accrued fees of $108 and $108, to the Millennium Group.

C. Interest expense on amounts due to affiliates was as follows:

                                                       2006         2005
                                                     --------     --------

      Blackacre Capital Group, L.P.                  $     --     $    323
      NPO                                                  --            7
      Pemmil Funding (See Note 6)                         221            3
                                                     --------     --------
                                                     $    221     $    333
                                                     ========     ========

D. The Company recorded fees to NPO of $730 and $702 under the Asset Servicing Agreement for 2006 and 2005, respectively. During 2006 and 2005, the Company provided office space under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

E. Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). For 2006 and 2005, the Company received compensation under such agreement equal to $10 and $192, respectively. The Limited Partnership dissolved as of the end of 2005.

F. The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2006 and 2005, the Company received compensation equal to $25 and $31 respectively under such arrangement.

G. The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24 in each of the years 2006 and 2005.

H. The Philadelphia, Pennsylvania, law firm of Zarwin Baum DeVito ("Zarwin"), of which Alan E. Casnoff, the President and a director of the Company, is of counsel, has acted as counsel to the Company since November 2004. Legal fees for services rendered by Zarwin to the Company during 2006 did not exceed 5% of the revenues of such firm for its most recent fiscal year. During 2006 and 2005, the Company and the Affiliated Limited Partnerships paid Zarwin $14 and $15, respectively, for legal services.

9. Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities

      Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) in the years 2004 through 2012 subject to certain adjustments. The adjustments to DVL's net income were significant enough that no amounts were accrued for 2006 and 2005.

      During 2006 and 2005, the Company expensed approximately $138 and $230, respectively, for amounts due to the fund based on cash flow on mortgage loans of which approximately $33 and $41, respectively, was accrued at year end. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

      DVL leases premises comprising approximately 5,600 square feet. The lease for such office space is due to expire on January 31, 2008. The base rent is $216 per annum, plus real estate and operating expense escalation clauses. Net rent expense was $245 and $226 in 2006 and 2005, respectively.

      The future minimum rentals during the next three years is as follows:

                         2007                  $   216
                         2008                       18
                                               -------
                                               $   234
                                               =======

      DVL is a limited recourse guarantor on debt of approximately $2,202 which is secured solely by DVL's interest in the property securing such debt. DVL's interest in the property is carried at zero on the financial statements.

      The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $61 through May 2008 with cost of living increases, aggregating $730, and $702, in 2006 and 2005.

      In connection with the Exchange Agreement with Blackacre Bridge, if at any time after December 31, 2005, Blackacre Bridge is prevented from disposing of any of its shares as a result of the Board of Directors determination that the transfer would be materially adverse to the interest of the Company, then Blackacre Bridge shall have the right to sell to the Company and the Company shall be obligated to purchase up to the number of shares of common stock which when added to all prior shares of common stock sold to the Company by Blackacre Bridge would have an aggregate market value of not more than $1,000. On March 19, 2007 the Company purchased the entire 4,753,113 shares possessed by Blackacre Bridge at $0.12 per share pursuant to the Stock Repurchase Agreement which also terminated the Exchange Agreement.

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

Stock Option Plans

      The weighted-average fair value at date of grant for options granted during the year ended December 31, 2005 was $.12, per option. The fair value of options at date of grant was estimated using the Black-Scholes option price model utilizing the following assumptions:

                                                      December 31,
                                                      ------------

                                                           2005
                                                      ------------

         Risk-free interest rates                     4.25% - 4.25%
         Expected option life in years                          10
         Expected stock price volatility                        85%
         Expected divided yield                                  0%

      DVL's 1996 Stock Option Plan, as amended (the "Plan") provided for the grant of options to purchase up to 2,500,000 shares of Common Stock to directors, officers and key employees of DVL. It included automatic grants of 15,000 options to individuals upon their becoming non-employee directors, as well as annual grants of 15,000 options to each non-employee director.

      All options are non-qualified stock options.

      As of December 31, 2006 and 2005, there were outstanding 945,000 and 1,633,131 ten year options, respectively. During 2006, options to purchase 688,131 shares, originally issued in 1996 expired and were cancelled. The Plan remained in effect until March 31, 2006, its termination date and was not renewed by the Company. No options may be granted under the Plan subsequent to the termination of the Plan.

      The following table summarizes the activity under the Plan:

                                           2006                        2005
                                 -----------------------     -----------------------

                                                Weighted                    Weighted
                                                Average                     Average
                                                Exercise                    Exercise
                                   Shares         Price        Shares         Price
                                 ---------     ---------     ---------     ---------
Options outstanding at
  Beginning of Year              1,633,131     $    0.16     1,603,131     $    0.17

Granted                                 --            --        30,000          0.12

Cancelled                          688,131          0.21            --           . -
                                 ---------     ---------     ---------     ---------

Options Outstanding at
  End of Year                      945,000     $    0.13     1,633,131     $    0.16
                                 =========     =========     =========     =========

Options Exercisable at
  End of Year                      945,000     $    0.13     1,633,131     $    0.16
                                 =========     =========     =========     =========

                                      Year Ended December 31, 2006
                                      ----------------------------

                       Options Outstanding                  Options Exercisable
---------------------------------------------------------   --------------------
  Exercisable
  -----------
                                                Weighted
                                  Weighted       Average                Weighted
   Range of                       Average       Remaining                Average
   Exercise                       Exercise       Life In                Exercise
    Price               Shares      Price         Years      Shares       Price
  -----------         --------    --------        -----     --------    --------

  $.08 - 0.12          490,000     $  0.09         4.98      490,000    $   0.09
   .13 - 0.19          295,000        0.15         3.84      295,000        0.15
   .20 - 0.22          160,000     $  0.22         1.14      160,000        0.22
  -----------         --------     -------        -----     --------    --------

        TOTAL          945,000     $  0.13         2.78      945,000    $   0.13
                      ========     =======        =====     ========    ========

Warrants Redeemable in Stock

      During 2001, the Company, in connection with the purchase of the residual interests issued warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.20 per share which expires as follows: warrant for 2,000,000 shares - February 2011; warrant for 1,000,000 shares - August 2011.

      In 1996, the affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including common stock issued to redeem the Notes, and subject to a maximum aggregate exercise price of $1,916. At March 22, 2007, shares underlying the Warrants and exercise price per share aggregated 31,526,531 and $.05 respectively. No warrants have been exercised through December 31, 2006.

11. Income Taxes

      The (benefit) provision for income taxes for the years ended December 31, 2006 and 2005 were as follows:

                                                          2006           2005
                                                        --------       --------
Current Provision
   Federal                                              $    108       $    215
   State                                                      --             --
                                                        --------       --------
   Total Current Provision                                   108            215
                                                        --------       --------
Deferred Provision
   Federal                                                  (248)          (297)
   State                                                      --             --
                                                        --------       --------
   Total Deferred Benefit                                   (248)          (297)
                                                        --------       --------
   Total Benefit                                        $   (140)      $    (82)
                                                        ========       ========

The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

                                                          2006             2005
                                                          ----             ----

U.S. Federal Statutory Rate                               34.0%            34.0%

Change In Valuation Allowance and
  Utilization of Unrecognized Deferred
  Tax Assets                                             -42.5%           -38.3%
                                                        ------           ------
Effective Income Tax Rate                                 -8.5%            -4.3%
                                                        ======           ======

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

                                                         2006            2005
                                                         ----            ----

 Allowance for Losses                                 $   (233)        $      -
 Notes Payable Litigation Settlement                         4                -
 Other                                                       -                -
 Carrying Value of LP Investments                          (99)             (26)
 NOL Carryforward                                        2,334            2,569
 Retained Interests                                       (293)          (2,891)
 Mortgage Loans                                           (241)              19
 Change in Valuation Allowance                          (1,720)              32
                                                      --------         --------
 Total Deferred (Benefit)                             $   (248)        $   (297)
                                                      ========         ========

The significant components of deferred tax assets and liabilities were as follows:

                                                         2006             2005
                                                         ----             ----

 Allowance for Losses                                 $  1,237         $  1,004
 Notes Payable Litigation Settlement
   Redeemed Notes                                          303              307
 Other                                                     174              174
 Carrying Value of LP Investments                       (1,796)          (1,896)
 NOL Carryforward                                        9,336           11,670
 Retained Interests                                     10,850           10,556
 Mortgage Loans                                          2,565            2,325
                                                      --------         --------
 Deferred Tax Asset                                     22,669           24,140

Valuation Allowance                                    (20,126)         (21,845)
                                                      --------         --------

Net Deferred Tax Asset                                $  2,543         $  2,295
                                                      ========         ========

Current taxes payable for 2006 have been reduced by $2,334 relating to the utilization of net operating loss carryforwards. At December 31, 2006, the Company had aggregate unused net operating loss carryforwards of approximately $24, which may be available to reduce future taxable income, expiring through 2019, with approximately $17 expiring through 2008. The deferred tax benefit of $248 in 2006 resulted primarily from a reduction in the valuation allowance on deferred tax assets. The deferred tax benefit of $297 in 2005 resulted primarily from a deferred tax benefit relating to the retained interest net of deferred tax expense relating to the utilization of net operating loss carryforwards.

12. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivable portfolios. The Corporate/other net income of $172 and $140 in 2006 and 2005, respectively include $248 and $297 of deferred income tax benefit, respectively.

                                                         2006            2005
                                                       --------        --------
     Revenue
       Real estate                                     $  4,098        $  4,380
       Residual interests                                 5,218           4,857
       Corporate/other                                      101             100
                                                       --------        --------

Total consolidated revenue                             $  9,417        $  9,337
                                                       ========        ========

     Net income (loss)
       Real estate                                     $   (655)       $   (331)
       Residual interests                                 2,272           2,059
       Corporate/other                                      172             140
                                                       --------        --------

Total income from continuing operations                $  1,789        $  1,868
                                                       ========        ========

     Assets
       Real estate                                     $ 32,625        $ 34,854
       Residual interests                                45,318          42,198
       Corporate/other                                    2,543           2,295
                                                       --------        --------

Total consolidated assets                              $ 80,486        $ 79,347
                                                       ========        ========

13. Discontinued Operations

      During the years ended December 31, 2006 and 2005 the Company disposed of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

      The Company also sold its defibrillator business to a non-affiliated purchaser in 2005. The operation of the defibrillator business for all periods presented have been recorded as discontinued operations.

Discontinued operations for the years ended December 31, 2006 and 2005 are summarized as follows:

                                                        2006        2005
                                                        ----        ----

         Loss from discontinued operations             $   30      $  138
                                                       ======      ======

      Other assets and other liabilities of discontinued operations at December 31, 2006 and 2005 are summarized as follows:

                                                      2006          2005
                                                    --------      --------

      Other assets                                  $  1,772      $    758
                                                    ========      ========
      Other liabilities                             $    950      $     99
                                                    ========      ========