Form 10QSB
period 2007-03-31
DVL INC /DE/
filed 2007-05-15
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

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

      Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: |_| No: |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at May 15, 2007
              -----                            ---------------------------

    Common Stock, $.01 par value                       32,909,353

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

            Item 1 - Financial Statements:                                Pages
                                                                          -----
            Consolidated Balance Sheets -
            March 31, 2007 (unaudited) and December 31, 2006              1 - 2

            Consolidated Statements of Operations -
            Three Months Ended March 31, 2007 (unaudited) and
            2006 (unaudited)                                              3 - 4

            Consolidated Statement of Shareholder's Equity -
            Three Months Ended March 31, 2007 (unaudited)                     5

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2007 (unaudited) and
            2006 (unaudited)                                              6 - 7

            Notes to Consolidated Financial Statements (unaudited)       8 - 15

            Item 2 - Management's Discussion and Analysis or
                     Plan of Operation                                  16 - 23

            Item 3 - Controls and Procedures                                 23

Part II. Other Information:

            Item 2 - Unregistered Sales of Equity Securities
                     and Use of Proceeds                                     24

            Item 6 - Exhibits                                           25 - 29

            Signature                                                        26

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          March 31,      December 31,
                                                                            2007             2006
                                                                        -----------      ------------
                                                                        (unaudited)
ASSETS
Residual interests in securitized portfolios                               $46,420          $45,318
                                                                           -------          -------
Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $18,073 for 2007 and $19,049 for 2006)
                                                                            23,131           23,688

    Allowance for loan losses                                                3,236            2,986
                                                                           -------          -------
    Net mortgage loans receivable                                           19,895           20,702
                                                                           -------          -------
Cash (including restricted cash of $113 and $33 for 2007
   and 2006)                                                                   902              891

Investments
  Real estate at cost (net of accumulated depreciation and
    Amortization of $1,010 for 2007 and $963 for 2006)                       7,442            7,488

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2007 and 2006)                                         850              940

Net deferred tax asset                                                       2,587            2,543

Other assets                                                                   939              832

Other assets of discontinued operations                                      1,672            1,772
                                                                           -------          -------
Total assets                                                               $80,707          $80,486
                                                                           =======          =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                        March 31,      December 31,
                                                                          2007             2006
                                                                      -----------      ------------
                                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable - residual interests                                  $ 38,528         $ 37,849
    Underlying mortgages payable                                           8,456            9,175
    Debt - other                                                           9,962           10,309
    Debt - affiliates                                                      1,966            1,274
    Redeemed notes payable-litigation settlement                             778              778
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $-0- for
      2007 and $19 for 2006)                                                 399              242
    Liabilities of discontinued operations                                   729              950
                                                                        --------         --------
  Total liabilities                                                       60,818           60,577
                                                                        --------         --------
  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares for 2007 and 2006                            1                1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2007 and 2006, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 32,909,353 for 2007 and
     38,315,466 for 2006                                                     329              383
     Additional paid-in capital                                           97,040           97,635
     Deficit                                                             (77,481)         (78,110)
                                                                        --------         --------
     Total shareholders' equity                                           19,889           19,909
                                                                        --------         --------
     Total liabilities and shareholders' equity                         $ 80,707         $ 80,486
                                                                        ========         ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                  ----------
                                                               2007        2006
                                                               ----        ----
Income from affiliates:

   Interest on mortgage loans                                $   717     $   711
   Gain on satisfaction of mortgage loans                        432          --
   Partnership management fees                                    66          69
   Management fees                                                58          46
   Distributions from partnerships                                52          20

Income from others:

   Interest income - residual interests                        1,378       1,261
   Net rental income (including depreciation and
    amortization of $49 for 2007 and $47 for 2006)               156         156
   Other income and interest                                      19          19
                                                             -------     -------
                                                               2,878       2,282
                                                             -------     -------
Operating expenses:
   General and administrative                                    432         394
   Asset Servicing Fee - NPO Management LLC                      184         177
   Legal and professional fees                                    75          62
   Provision for loan losses                                     250         100

Interest expense:

   Underlying mortgages                                          160         209
   Notes payable - residual interests                            760         720
   Affiliates                                                     42          76
   Others                                                        241         213
                                                             -------     -------
                                                               2,144       1,951
                                                             -------     -------
Income from continuing operations before income tax
   benefit                                                       734         331

Income tax benefit                                                19          10
                                                             -------     -------
Income from continuing operations                                753         341

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                  (124)         --
                                                             -------     -------
Net income                                                   $   629     $   341
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                           Three Months Ended
                                                               March 31,
                                                              ----------

                                                          2007           2006
                                                      -----------    -----------

Basic earnings per share:

  Income from continuing operations                   $       .02    $       .01
  Loss from discontinued operations                           .00            .00
                                                      -----------    -----------
  Net Income                                          $       .02    $       .01
                                                      ===========    ===========
Diluted earnings per share:

   Income from continuing operations                  $       .01    $       .01
   Loss from discontinued operations                          .00            .00
                                                      -----------    -----------
   Net Income                                         $       .01    $       .01
                                                      ===========    ===========

Weighted average shares outstanding - basic            37,534,583     38,315,466
Effect of dilutive securities                          20,886,850     22,501,730
                                                      -----------    -----------
Weighted average shares outstanding - diluted          58,421,433     60,817,196
                                                      ===========    ===========

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                        Preferred Stock           Common Stock
                                        ---------------           ------------          Additional
                                                                                         Paid - In
                                        Shares   Amount       Shares        Amount        Capital          Deficit         Total
                                        ------   ------       ------        ------        -------          -------         -----
Balance - January 1, 2007                 100    $    1     38,315,466     $    383     $    97,635     $   (78,110)    $    19,909

Repurchase of outstanding common stock     --        --     (5,406,113)         (54)           (595)             --            (649)

Net income                                 --        --             --           --              --             629             629
                                          ---    ------     ----------     --------     -----------     -----------     -----------
Balance - March 31, 2007                  100    $    1     32,909,353     $    329     $    97,040     $   (77,481)    $    19,889
                                          ===    ======     ==========     ========     ===========     ===========     ===========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                 ------------
                                                                2007      2006
                                                                ----      ----

Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                             $ 753     $ 341
  Adjustments to reconcile income to net cash used in
   operating activities from continuing operations
   Interest income accreted on residual interests               (276)     (215)
   Accrued interest added to indebtedness                         36         7
   Depreciation                                                   46        47
   Provision for loan losses                                     250       100
   Amortization of unearned interest on loan receivables        (976)     (334)
   Net increase in deferred tax asset                            (44)      (35)
   Net (increase) decrease in prepaid financing and other       (107)      123
    assets
   Net decrease in accounts payable,
    security deposits and accrued liabilities                    (13)      (65)
   Net increase (decrease) in deferred income                    170       (18)
                                                                ----       ---
   Net cash used in continuing operations                       (161)      (49)
                                                                ----       ---
Discontinued operations:
   Loss from discontinued operations - net of tax               (124)       --
   Net decrease in assets and liabilities of discontinued
    operations                                                  (121)      (21)
                                                                ----       ---
   Net cash used in discontinued operations                     (245)      (21)
                                                                ----       ---
   Net cash used in operating activities                        (406)      (70)
                                                                ----       ---

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Three Months Ended
                                                                  March 31,
                                                                ------------
                                                               2007       2006
                                                               ----       ----
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                            $ 1,533    $   690
  Net decrease in affiliated limited partnership
    interest and other investments                                90         --
                                                             -------    -------
  Cash provided by investing activities                        1,623        690
                                                             -------    -------
Cash flows from financing activities:

Continuing operations:
  Proceeds from new borrowings                                   650         --
  Principal payments on debt                                    (341)       (14)
  Repurchase of outstanding common stock                        (649)        --
  Payments on underlying mortgages payable                      (719)      (670)
  Payments on notes payable - residual interest                 (147)      (130)
                                                             -------    -------
    Net cash used in financing activities                     (1,206)      (814)
                                                             -------    -------
Net increase (decrease) in cash                                   11       (194)
Cash, beginning of period                                        891      1,863
                                                             -------    -------
Cash, end of period                                          $   902    $ 1,669
                                                             =======    =======
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                 $ 1,204    $ 1,125
                                                             =======    =======
    Cash paid for income taxes                               $    50    $    39
                                                             =======    =======
Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios - increase  $   826    $   207
                                                             =======    =======
    Notes payable - residual interests - increase            $   826    $   207
                                                             =======    =======

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2007 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2. Reclassifications

      Certain amounts from 2006 have been reclassified to conform to the presentation for the three months ended March 31, 2007.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through March 31, 2007, the residual interest in securitized portfolios and the notes payable were increased by approximately $6,804 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

4. Real Estate

      In October 2004, DVL entered into an Agreement with the owners of the properties which were subject to a leasehold held by the Company, pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space at the property, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. As of May 15, 2007, the sale has not been consummated and the third party continues to lease space at the property. The total expenses to be reimbursed to DVL are approximately $675 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

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

      In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward, NY property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. The Company and the potential buyer are in disagreement as to the required level of cleanup required under the terms of the Agreement of sale. The potential buyer has instituted an action for specific performance. The Company believes that the compliance can be achieved with a lesser degree of clean up. In the interim, the Company will be instituting suit against the alleged polluter, based on testimony provided to the Company by third parties. As of March 31, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs of the property through the net proceeds received from the sale and reimbursement from previous owners and/or tenants of the property. However, the Company's ability to recover such costs depends on many factors and may require litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item 7) at a carrying value of $997 after recording a provision for losses of $100 which is included in "loss from discontinued operations".

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

                                          Fee Income            Fee Income
                                         For The Three        For The Three
                   Affiliate             Months Ended          Months Ended
                   ---------               03/31/07              03/31/06
                                           --------              --------
              NPO and Blackacre            $      6              $     16
              NPO                          $     52              $     30

Monies Paid

A. The Company recorded fees to NPO of $184 and $177 for the three months ended March 31, 2007 and 2006, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2007 and 2006 the Company provided office space under the Asset Servicing Agreement to NPO consisting of 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

             Fees Recorded             Fees Recorded
             For The Three             For The Three
              Months Ended              Months Ended
                03/31/07                  03/31/06
                --------                  --------
                $     27                  $     27

C. Interest expense on amounts due to affiliates was as follows:

                                     Three Months         Three Months
                                        Ended                Ended
                                      03/31/07             03/31/06
                                      --------             --------
         Pemmil Funding                     42                   76
                                     ---------             --------
                                     $      42             $     76
                                     =========             ========

6. Contingent Liabilities

      During the three months ended March 31, 2007 and 2006 the Company expensed approximately $5, during each period, for amounts due to the Limited Partnership Settlement Fund of which $114 and $-0-, was accrued at March 31, 2007 and 2006. These costs have been netted against the interest on mortgage loans.

7. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a fully diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At March 31, 2007, shares underlying the Warrants aggregated 34,262,913 at an exercise price of $.05 per share. None of these warrants had been exercised through March 31, 2007.

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

      On March 16, 2007, the Company entered into Amendment No. 1 dated March 15, 2007 with Pemmil, pursuant to which Pemmil loaned the Company $650 on March 16, 2007 to fund the Company's purchase of the Shares under the Stock Repurchase Agreement.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three months Ended March 31, 2007 and 2006.

                                                                           Three Months Ended March 31,

                                                                     2007                               2006

                                                                Weighted                                    Weighted
                                                             Average Number                              Average Number
                                                                   of           Per Share                     of           Per Share
                                                 Amount          Shares           Amount     Amount          Shares          Amount
                                                 ------          ------           ------     ------          ------
Basic EPS,
Net income available to common stockholders      $  629        37,534,583       $  .02       $  341        38,315,466       $  .01

Effect of dilutive stock options and warrants
                                                     --        20,886,850                        --        22,501,730

Diluted EPS,
Net income available to common stockholders      $  629                         $  .01       $  341        60,817,196       $  .01

9. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $31 and $10 in 2007 and 2006 respectively, include $44 and $35 of deferred income tax benefit, respectively.

                                                             Three Months Ended
                                                                 March 31,
                                                             2007        2006
                                                             ----        ----

 Revenues
   Residual interests                                      $  1,378    $  1,261
   Real estate                                                1,481       1,002
   Corporate/other                                               19          19
                                                           --------    --------
Total consolidated revenues                                $  2,878    $  2,282
                                                           ========    ========
Net income (loss)
   Residual interests                                      $    612    $    535
   Real estate                                                  110        (204)
   Corporate/other                                               31          10
                                                           --------    --------
Total income from continuing operations                    $    753    $    341
                                                           ========    ========
Assets
   Residual interests                                      $ 46,420    $ 42,620
   Real estate                                               31,700      34,034
   Corporate/other                                            2,587       2,330
                                                           --------    --------
Total consolidated assets                                  $ 80,707    $ 78,984
                                                           ========    ========

10. Discontinued Operations

The Company classifies certain real estate holdings as held for sale and has disposed of certain real estate assets. The Company's property located in Fort Edward, New York is included as real estate assets held for sale. The Fort Edward asset and related liability includes an accrual for environmental remediation. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the three months ended March 31, 2007 and 2006 are summarized as follows:

                                                March 31,
                                           2007         2006
                                           ----         ----

Loss from discontinued operations        $    124      $   --
                                         ========      ======

      Other assets and other liabilities of discontinued operations at March 31, 2007 and 2006 are summarized as follows:

                                               March 31,
                                           2007        2006
                                           ----        ----

      Other assets                       $ 1,672     $   626
                                         =======     =======
      Other liabilities                  $   729     $    69
                                         =======     =======

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

      In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward, NY property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. The Company and the potential buyer are in disagreement as to the required level of cleanup required under the terms of the Agreement of sale. The potential buyer has instituted an action for specific performance. The Company believes that the compliance can be achieved with a lesser degree of clean up. In the interim, the Company will be instituting suit against the alleged polluter, based on testimony provided to the Company by third parties. As of March 31, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs of the property through the net proceeds received from the sale and reimbursement from previous owners and/or tenants of the property. However, the Company's ability to recover such costs depends on many factors and may require litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item 7) at a carrying value of $997 after recording a provision for losses of $100 which is included in "loss from discontinued operations".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

DVL had income from continuing operations of $753 and $341 for the three months ended March 31, 2007 and 2006, respectively.

Interest income on mortgage loans increased slightly and interest expense on underlying mortgages decreased to $160. Interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                                    Three Months Ended     Three Months Ended
                                                      March 31, 2007          March 31, 2006
                                                      --------------          --------------
     Interest income on mortgage loans                 $       717             $       711
     Interest expense on underlying mortgages          $       160             $       209

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage is greater than its carrying value.

                                                    Three Months Ended     Three Months Ended
                                                      March 31, 2007          March 31, 2006
                                                      --------------          --------------
     Gain on satisfaction of mortgage loans            $       432             $       --

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                    Three Months Ended     Three Months Ended
                                                      March 31, 2007          March 31, 2006
                                                      --------------          --------------
     Interest income on residual interest              $      1,378            $      1,261
     Interest expense on related notes payable         $        760            $        720

Net rental income was consistent from 2007 to 2006 as the decrease in gross rental income was offset by decreased operating expenses at the properties.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2007          March 31, 2006
                                         --------------          --------------
  Net rental income from others           $       156             $       156
  Gross rental income from others         $       350             $       356

General and administrative expenses increased in 2007 from 2006 primarily as a result of increased employee costs.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2007          March 31, 2006
                                         --------------          --------------
  General and administrative              $      432              $       394

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                  Three Months Ended     Three Months Ended
                    March 31, 2007         March 31, 2006
                    --------------         --------------
                     $       184             $       177

The Company recorded a provision for losses on its mortgage portfolio of $250 during the three months ended March 31, 2007.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2007         March 31, 2006
                                         --------------         --------------
   Provision for loan losses              $        250            $       100

Interest expense relating to other debts increased primarily due to increases in interest rates on variable rate bank loans and the addition of new bank financing.

                  Three Months Ended     Three Months Ended
                    March 31, 2007         March 31, 2006
                    --------------         --------------
                     $        241           $        213

The Company accrued expenses of $25 for alternative minimum taxes during the three months ended March 31, 2007 and 2006. The Company recognized $44 and $35 of deferred income tax benefits during the three months ended March 31, 2007 and 2006, respectively, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                       Three Months Ended     Three Months Ended
                                         March 31, 2007         March 31, 2006
                                         --------------         --------------
  Income tax benefit                      $        19             $        10

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                       Three Months Ended     Three Months Ended
                                         March 31, 2007         March 31, 2006
                                         --------------         --------------
  Loss from discontinued operations       $      (124)            $        --

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

      The Company's cash balance was $902 at March 31, 2007, compared to $891 at December 31, 2006.

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current operating cash requirements for the next twelve months. The Company has in the past and expects in the future to continue to augment its cash flow from operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

      The cash flow from the Company's member interests in Receivables II-A and Receivables II-B should provide significant liquidity to the Company.

      The purchase agreements with respect to such acquisition contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

                     Years                        Minimum          Maximum
                     -----                        -------          -------

      2007 to 2009                                $   743          $   880
      2010 to final payment on the notes*         $ 1,050          $ 1,150

      * Final payment on the notes payable expected in 2015 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

      The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Loans payable which are scheduled to become due through 2010 are as follows:

                                                                                         Outstanding
                                                                      Original         Balance Including
                                                                        Loan          Accrued Interest at            Due
           Purpose                             Creditor                Amount            March 31, 2007              Date
           -------                             --------                ------            --------------              ----
Repurchase of Notes
Issued by the Company                  Pemmil (1)(8)                   $2,500                $1,966                12/27/08

Purchase of Mortgages,
and Refinancing of
Existing Mortgages                     Unaffiliated Bank (2)(3)        $1,450                $  208                05/01/09

Purchase of Real Estate Assets         Unaffiliated Bank (4)           $4,500                $4,538                06/01/07

Purchase of Real Estate Assets         Unaffiliated Bank (5)           $2,668                $2,397                06/30/08

Purchase of Mortgages                  Unaffiliated Bank (6)           $1,400                $1,309                01/31/09

Refinancing of Repurchase of
Notes Issued by the Company            Unaffiliated Bank (7)           $1,500                $1,510                06/01/09

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. This loan is held by a Company owned by affiliates including Messrs. Casnoff, Chazanoff and Cohen.
(2)   This loan self-amortizes.
(3)   Interest rate is prime plus 1.5% per annum payable monthly.
(4) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The Company and the lender formally extended the due date to June 1, 2007, pending replacement by a land loan in the amount of $4,500. It is anticipated that the land loan will be converted to a construction loan related to a definitive redevelopment agreement contemplated by the Conditional Agreement, although there can be no assurance that this will occur. In addition, there can be no assurance, however that the Company will be able to replace and convert such replacement financing into a construction loan or obtain alternate financing to fund the development of the property on acceptable terms or at all or that the Company will enter into a definitive redevelopment agreement. See "Real Estate Holdings" above. Because the lender has not definitively agreed to extend such loan beyond June 1, 2007 such loan could become immediately due at any time, after May 31, 2007 and the inability of the Company to refinance or definitively extend such loan would have a material adverse effect on the Company's financial condition.
(5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
(6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.
(7) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are interest only. An annual principal payment of $50 is required. The majority of the loan proceeds were used to paydown an existing loan which accrues interest at a higher rate.
(8) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to the principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly-owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium.

      To fund the purchase of the Shares by the Company pursuant to the Stock Repurchase Agreement, Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total outstanding principal amount outstanding under the Pemmil Loan Agreement to $1,956. Such principal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and remain in full force and effect.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      DVL does not have substantial cash flow exposure due to interest rate changes for long-term debt obligations, because a majority of its long-term debt is at fixed rates. DVL primarily enters into long-term debt for specific business purposes such as the repurchase of debt at a discount, the acquisition of mortgage loans or the purchase of real estate assets.

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

                           PART II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

              SMALL BUSINESS ISSUER PRUCHASES OF EQUITY SECURITIES

------------------------------------------------------------------------------------------------------------------------------------

                                                                                     (c) Total Number
                                                                                       of Shares (or          (d) Maximum Number (or
                                             (a) Total                                Units) Purchased           Approximate Dollar
                                             Number of          (b) Average              as Part of             Value) or Shares (or
                                             Shares (or          Price Paid               Publicly            Units) that May Yet Be
                                               Units)            Per Share            Announced Plans           Purchased Under the
                                             Purchased           (or Unit)              or Programs              Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
                 Period
------------------------------------------------------------------------------------------------------------------------------------
January 1, 2007 - January 31, 2007
------------------------------------------------------------------------------------------------------------------------------------
February 1, 2007 - February 28, 2007
------------------------------------------------------------------------------------------------------------------------------------
March 1, 2007 - March 31, 2007
------------------------------------------------------------------------------------------------------------------------------------
                                            5,406,114(1)         $   0.12(1)            5,406,114(1)                   -0-
------------------------------------------------------------------------------------------------------------------------------------
Total                                       5,406,114(1)         $   0.12(1)            5,406,114(1)                   -0-
------------------------------------------------------------------------------------------------------------------------------------

      (1) On March 19, 2007, DVL, Inc. (the "Company") entered into a Stock Repurchase Agreement (the "Stock Repurchase Agreement") dated March 16, 2007 with Blackacre Bridge Capital, L.L.C., a New York limited liability company ("Blackacre Bridge") and Blackacre Capital Group, L.P., a Delaware limited partnership ("Blackacre Capital" and collectively with Blackacre Bridge, the "Sellers"). Pursuant to the Stock Repurchase Agreement, in a private transaction, the Company repurchased 4,753,114 shares of its common stock from Blackacre Bridge and 653,000 shares of its common stock from Blackacre Capital (collectively referred to herein as the "Shares"). The Company purchased the Shares for a cash purchase price of $0.12 per Share for an aggregate cash purchase price of $649. The Shares represented all of the shares of the Company's common stock owned by the Sellers and their respective affiliates, including Stephen Feinberg. All such parties, including Sellers, beneficially owned in excess of 10% of the Company's outstanding common stock prior to the repurchase of all such Shares by the Company.

Item 6. Exhibits

      Exhibits: 10.1 Loan Extension Agreement between Pennsylvania Business Bank and Del Toch LLC, Delborne Land Company LLC, and Delbrook Holding LLC dated March 1, 2007.

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

                                               DVL, Inc.


                                               By: /s/ Henry Swain
                                                   -----------------------------
                                                   Henry Swain, Executive Vice
                                                   President and Chief Financial
                                                   Officer

May 15, 2007