Form 10QSB
period 2007-06-30
DVL INC /DE/
filed 2007-08-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-QSB

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

|_|                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES AND EXCHANGE ACT

For the transition period from ______________________ to ______________________

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

      Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: |_| No: |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                       Outstanding at August 14, 2007
             -----                       ------------------------------
  Common Stock, $.01 par value                     32,909,353

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

           Item 1 - Financial Statements:                               Pages
                                                                        -----
           Consolidated Balance Sheets -
             June 30, 2007 (unaudited) and December 31, 2006            1 - 2

           Consolidated Statements of Operations -
           Three Months Ended June 30, 2007 (unaudited) and
            2006 (unaudited)                                            3

           Consolidated Statements of Operations -
           Six Months Ended June 30, 2007 (unaudited) and
            2006 (unaudited)                                            4 - 5

           Consolidated Statement of Shareholder's Equity -
           Six Months Ended June 30, 2007 (unaudited)                   6

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2007 (unaudited) and
            2006 (unaudited)                                            7 - 8

           Notes to Consolidated Financial Statements (unaudited)       9 - 15

           Item 2 - Management's Discussion and Analysis or
                     Plan of Operation                                  16 - 25

           Item 3 - Controls and Procedures                             25

Part II. Other Information:

           Item 6 - Exhibits                                            26 - 30

           Signature                                                    27

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         June 30,     December 31,
                                                                          2007           2006
                                                                       -----------    -----------
                                                                       (unaudited)
ASSETS
------

Residual interests in securitized portfolios                           $    47,286    $    45,318
                                                                       -----------    -----------

Mortgage loans receivable from affiliated partnerships
(net of unearned interest of $17,772 for 2007 and $19,049 for 2006)         22,531         23,688

    Allowance for loan losses                                                3,336          2,986
                                                                       -----------    -----------

    Net mortgage loans receivable                                           19,195         20,702
                                                                       -----------    -----------

Cash (including restricted cash of $157 and $33 for 2007 and 2006)             827            891

Investments
  Real estate at cost (net of accumulated depreciation and
    Amortization of $1,057 for 2007 and $963 for 2006)                       7,395          7,488

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2007 and 2006)                                         845            940

Net deferred tax asset                                                       2,625          2,543

Other assets                                                                   787            832

Other assets of discontinued operations                                      1,685          1,772
                                                                       -----------    -----------

Total assets                                                           $    80,645    $    80,486
                                                                       ===========    ===========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                June 30,     December 31,
                                                                 2007           2006
                                                              -----------    -----------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
    Notes payable - residual interests                        $    38,953     $    37,849
    Underlying mortgages payable                                    7,724           9,175
    Debt - other                                                    9,821          10,309
    Debt - affiliates                                               2,026           1,274
    Redeemed notes payable-litigation settlement                      776             778
    Deferred income                                                   268              19
    Security deposits, accounts payable and accrued
      liabilities                                                     143             223
    Liabilities of discontinued operations                            517             950
                                                              -----------     -----------
  Total liabilities                                                60,228          60,577
                                                              -----------     -----------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares for 2007 and 2006                     1               1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2007 and 2006, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 32,909,353 for 2007 and
     38,315,466 for 2006                                              329             383
     Additional paid-in capital                                    97,040          97,635
     Deficit                                                      (76,953)        (78,110)
                                                              -----------     -----------

     Total shareholders' equity                                    20,417          19,909
                                                              -----------     -----------

     Total liabilities and shareholders' equity               $    80,645     $    80,486
                                                              ===========     ===========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                               -------------------
                                                                 2007        2006
                                                               -------     -------
Income from affiliates:

   Interest on mortgage loans                                  $   657     $   680
   Gain on satisfaction of mortgage loans                           44          --
   Partnership management fees                                      67          66
   Management fees                                                  66          74
   Transaction and other fees from partnerships                     23           1
   Distributions from partnerships                                  --          20

Income from others:

   Interest income - residual interests                          1,411       1,261
   Net rental income (including depreciation and
    amortization of $48 for 2007 and $47 for 2006)                 197         231
   Distributions from investments                                   --          13
   Other income and interest                                        30          27
                                                               -------     -------

                                                                 2,495       2,373
                                                               -------     -------

Operating expenses:

   General and administrative                                      371         355
   Asset Servicing Fee - NPO Management LLC                        188         184
   Legal and professional fees                                      76          68
   Provision for loan losses                                       100         100

Interest expense:

   Underlying mortgages                                            141         198
   Notes payable - residual interests                              775         729
   Affiliates                                                       60          69
   Others                                                          254         259
                                                               -------     -------

                                                                 1,965       1,962
                                                               -------     -------

Income from continuing operations before income tax benefit        530         411

Income tax benefit                                                  13         285
                                                               -------     -------

Income from continuing operations                                  543         696

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                     (15)         (9)
                                                               -------     -------

Net income                                                     $   528     $   687
                                                               =======     =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                             2007        2006
                                                            -------     -------

Income from affiliates:

   Interest on mortgage loans                               $ 1,374     $ 1,391
   Gain on satisfaction of mortgage loans                       476          --
   Partnership management fees                                  133         135
   Management fees                                              124         120
   Transaction and other fees from partnerships                  45           1
   Distributions from partnerships                               40          40

Income from others:

   Interest income - residual interests                       2,789       2,522
   Net rental income (including depreciation and
    amortization of $97 for 2007 and $97 for 2006)              370         417
   Distributions from investments                                --          13
   Other income and interest                                     39          46
                                                            -------     -------

                                                              5,390       4,685
                                                            -------     -------

Operating expenses:

   General and administrative                                   807         746
   Asset Servicing Fee - NPO Management LLC                     372         361
   Legal and professional fees                                  151         130
   Provision for loan losses                                    350         200

Interest expense:

   Underlying mortgages                                         301         407
   Notes payable - residual interests                         1,535       1,449
   Affiliates                                                   102         145
   Others                                                       495         472
                                                            -------     -------

                                                              4,113       3,910
                                                            -------     -------

Income from continuing operations before income tax
   benefit                                                    1,277         775

Income tax benefit                                               32         295
                                                            -------     -------

Income from continuing operations                             1,309       1,070

Loss from discontinued operations - net of tax of $-0-
   in both periods                                             (152)        (42)
                                                            -------     -------

Net income                                                  $ 1,157     $ 1,028
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                 --------------------------------    --------------------------------
                                                     2007              2006              2007              2006
                                                 --------------    --------------    --------------    --------------
Basic earnings per share:

  Income from continuing operations              $          .02    $          .02    $          .04    $          .03
  Loss from discontinued operations                         .00               .00               .00               .00
                                                 --------------    --------------    --------------    --------------
  Net Income                                     $          .02    $          .02    $          .04    $          .03
                                                 ==============    ==============    ==============    ==============

Diluted earnings per share:

   Income from continuing operations             $          .01    $          .01    $          .03    $          .02
   Loss from discontinued operations                        .00               .00               .00               .00
                                                 --------------    --------------    --------------    --------------
   Net Income                                    $          .01    $          .01    $          .03    $          .02
                                                 ==============    ==============    ==============    ==============

Weighted average shares outstanding - basic          32,909,353        38,315,466        35,209,191        38,315,466
Effect of dilutive securities                        16,489,120        20,808,037        18,742,604        21,703,256
                                                 --------------    --------------    --------------    --------------

Weighted average shares outstanding - diluted        49,398,473        59,123,503        53,951,795        60,018,722
                                                 ==============    ==============    ==============    ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                             Preferred Stock             Common Stock         Additional
                                          ---------------------    -----------------------    Paid - In
                                            Shares      Amount       Shares        Amount      Capital       Deficit       Total
                                          ---------    --------    ----------     --------    ----------    ---------     -------

Balance - January 1, 2007                       100    $      1    38,315,466     $    383    $   97,635    $   (78,110)  $19,909

Repurchase of outstanding common stock           --          --    (5,406,113)         (54)         (595)            --      (649)

Net income                                       --          --            --           --            --          1,157     1,157
                                          ---------    --------    ----------     --------    ----------    -----------   -------

Balance - June 30, 2007                         100    $      1    32,909,353     $    329    $   97,040    $   (76,953)  $20,417
                                          =========    ========    ==========     ========    ==========    ===========   =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              2007        2006
                                                            -------     -------

Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                          $ 1,309     $ 1,070
  Adjustments to reconcile income to net cash used in
   operating activities from continuing operations
   Interest income accreted on residual interests              (576)       (405)
   Accrued interest added to indebtedness                        96          16
   Depreciation                                                  93          94
   Provision for loan losses                                    350         200
   Amortization of unearned interest on loan receivables     (1,277)       (593)
   Net increase in deferred tax asset                           (82)       (345)
   Net decrease in prepaid financing and other assets            45         175
   Net decrease in accounts payable,
    security deposits and accrued liabilities                   (80)         (8)
   Net increase (decrease) in deferred income                   249         (18)
                                                            -------     -------
   Net cash provided by continuing operations                   127         186
                                                            -------     -------

Discontinued operations:
   Loss from discontinued operations - net of tax              (152)        (42)
   Net decrease in assets and liabilities of discontinued
    Operations                                                 (346)        (41)
                                                            -------     -------
   Net cash used in discontinued operations                    (498)        (83)
                                                            -------     -------
   Net cash (used in) provided by operating activities         (371)        103
                                                            -------     -------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                               Six Months Ended
                                                                   June 30,
                                                             ------------------
                                                              2007       2006
                                                             -------    -------
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                            $ 2,434    $ 1,581
Real estate acquisitions and capital improvements                 --        (36)
  Net decrease in affiliated limited partnership
    interest and other investments                                95         --
                                                             -------    -------

  Cash provided by investing activities                        2,529      1,545
                                                             -------    -------

Cash flows from financing activities:

Continuing operations:
  Proceeds from new borrowings                                   650      1,500
  Principal payments on debt                                    (482)    (1,484)
  Repurchase of outstanding common stock                        (649)        --
  Payments on underlying mortgages payable                    (1,451)    (1,352)
  Payments on notes payable - residual interest                 (288)      (277)
  Payments related to debt redemptions                            (2)        --
                                                             -------    -------
    Net cash used in financing activities                     (2,222)    (1,613)
                                                             -------    -------

Net (decrease) increase in cash                                  (64)        35
Cash, beginning of period                                        891      1,863
                                                             -------    -------

Cash, end of period                                          $   827    $ 1,898
                                                             =======    =======

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                 $ 2,395    $ 2,424
                                                             =======    =======

    Cash paid for income taxes                               $    50    $    50
                                                             =======    =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios - increase  $ 1,392    $   842
                                                             =======    =======

    Notes payable - residual interests - increase            $ 1,392    $   842
                                                             =======    =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                           (except per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the three and six months ended June 30, 2007 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2. Reclassifications

      Certain amounts from 2006 have been reclassified to conform to the presentation for the Six Months Ended June 30, 2007.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through June 30, 2007, the residual interest in securitized portfolios and the notes payable were increased by approximately $7,369 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

4. Real Estate

      In October 2004, DVL entered into an Agreement with the owners of the properties which were subject to a leasehold held by the Company, pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space at the property, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. As of August 14, 2007, the sale has not been consummated and the third party continues to lease space at the property. The total expenses to be reimbursed to DVL are approximately $683 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

      On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Conditional Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company. Pursuant to the Conditional Agreement, among other things, the Company is required to obtain letters of interest from prospective tenants and lenders or other financing sources, prepare conceptual plans and a developmental timetable and negotiate with an adjacent property owner. In addition, the Conditional Agreement requires the Company to negotiate the terms of a definitive redevelopment agreement; provided, however, that the Conditional Agreement expressly provides that the Town is under no obligation to enter into such a definitive redevelopment agreement with the Company. The Conditional Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Conditional Agreement. There can be no assurance that the Town will elect to enter into a definitive redevelopment agreement with the Company pursuant to which the Company will be designated as the redeveloper of the Property, that the Town and the Company can negotiate and enter into a definitive redevelopment agreement on terms acceptable to the Company, that the Company will satisfactorily complete its due diligence investigation of the Property or that the Company will be able to obtain financing to fund the development of the Property on acceptable terms or at all or that the Company will be able to meet all of the other required criteria pursuant to the Conditional Agreement. Under the Conditional Agreement, the Company agreed to pay the Town's costs and expenses and the Company deposited $10 in escrow to cover such costs and expenses, which costs will exceed the amount of such escrowed funds.

      In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward, NY property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. The Company and the potential buyer are in disagreement as to the required level of cleanup required under the terms of the Agreement of Sale. The potential buyer has instituted an action for specific performance. The Company believes that the compliance can be achieved with a lesser degree of clean up. In the interim, the Company will be instituting suit against the alleged polluter, based on testimony provided to the Company by third parties. As of June 30, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs of the property through the net proceeds received from the sale and reimbursement from previous owners and/or tenants of the property. However, the Company's ability to recover such costs depends on many factors and may require litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item 7) at a carrying value of $997 after recording a provision for losses of $100 which is included in "loss from discontinued operations".

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

                      Fee Income       Fee Income        Fee Income      Fee Income
                     For The Three    For The Three     For The Six      For The Six
                     Months Ended     Months Ended     Months Ended     Months Ended
    Affiliate          06/30/06         06/30/06          06/30/07        06/30/06
                     -------------    -------------    -------------    -------------
NPO and Blackacre    $           6    $           6    $          12    $          22
NPO                  $          60    $          68    $         112    $          98

Monies Paid

A. The Company recorded fees to NPO of $372 and $361 for the Six Months Ended June 30, 2007 and 2006, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2007 and 2006 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

          Fees Recorded                 Fees Recorded                Fees Recorded                   Fees Recorded
    For The Three Months Ended       For The Three Months       For The Six Months Ended       For The Six Months Ended
             06/30/07                  Ended 06/30/06                   06/30/07                       06/30/06
             --------                  --------------                   --------                       --------
             $     27                      $     27                     $     54                       $     54

C. Interest expense on amounts due to affiliates was as follows:

                                 Three Months Ended      Three Months Ended       Six Months Ended       Six Months Ended
                                      06/30/07                 06/30/06               06/30/07               06/30/06
                                      --------                 --------               --------               --------
       Pemmil Funding                $      60                 $     69               $    102               $    145
                                     ---------                 --------               --------               --------
                                     $      60                 $     69               $    102               $    145
                                     =========                 ========               ========               ========

6. Contingent Liabilities

      During the Six Months Ended June 30, 2007 and 2006 the Company expensed approximately $80 and $67, respectively, during each period, for amounts due to the Limited Partnership Settlement Fund of which $157 and $61, was accrued at June 30, 2007 and 2006. These costs have been netted against the interest on mortgage loans.

7. Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a fully diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions subject to a maximum aggregate exercise price of $1,916. At June 30, 2007, shares underlying the Warrants aggregated 32,030,841 at an exercise price of $.05 per share. None of these warrants had been exercised through June 30, 2007.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the Three and Six Months Ended June 30, 2007 and 2006.

                                                                            Three Months Ended June 30,
                                                                            ---------------------------

                                                                   2007                                       2006
                                                 ---------------------------------------    ---------------------------------------
                                                             Weighted Average                           Weighted Average
                                                                Number of     Per Share                    Number of     Per Share
                                                   Amount         Shares        Amount        Amount         Shares        Amount
                                                 ----------     ----------    ----------    ----------     ----------    ----------
Basic EPS,
Net income available to common stockholders      $      543     32,909,353    $      .02    $      696     38,315,466    $      .02
                                                                              ==========                                 ==========

Effect of dilutive stock options and warrants           (15)    16,489,120                          (9)    20,808,037
                                                 ----------     ----------                  ----------     ----------

Diluted EPS,
Net income available to common stockholders      $      528     49,398,473    $      .01    $      687     59,123,503    $      .01
                                                 ==========     ==========    ==========    ==========     ==========    ==========

                                                                              Six Months Ended June 30,
                                                                              -------------------------

                                                                   2007                                       2006
                                                 ---------------------------------------    ---------------------------------------
                                                             Weighted Average                           Weighted Average
                                                                Number of     Per Share                    Number of     Per Share
                                                   Amount         Shares        Amount        Amount         Shares        Amount
                                                 ----------     ----------    ----------    ----------     ----------    ----------
Basic EPS,
Net income available to common stockholders      $    1,309     35,209,191    $      .04    $    1,070     38,315,466    $      .03
                                                                              ==========                                 ==========

Effect of dilutive stock options and warrants          (152)    18,742,604                         (42)    21,703,256
                                                 ----------     ----------                  ----------     ----------

Diluted EPS,
Net income available to common stockholders      $    1,157     53,951,795    $      .03    $    1,028     60,018,722    $      .02
                                                 ==========     ==========    ==========    ==========     ==========    ==========

9. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $13 and $322 in 2007 and 2006 respectively, include $82 and $345 of deferred income tax benefit, respectively.

                                                       Six Months Ended
                                                           June 30,
                                                           --------

                                                       2007        2006
                                                       ----        ----

      Revenues

         Residual interests                          $  2,789    $  2,522
         Real estate                                    2,522       2,077
         Corporate/other                                   79          86
                                                     --------    --------

      Total consolidated revenues                    $  5,390    $  4,685
                                                     ========    ========

      Net income (loss)

         Residual interests                          $  1,247    $  1,067
         Real estate                                       49        (319)
         Corporate/other                                   13         322
                                                     --------    --------

      Total income from continuing operations        $  1,309    $  1,070
                                                     ========    ========

      Assets

         Residual interests                          $ 47,286    $ 43,443
         Real estate                                   30,734      33,470
         Corporate/other                                2,625       2,640
                                                     --------    --------

      Total consolidated assets                      $ 80,645    $ 79,553
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

Discontinued operations for the Six Months Ended June 30, 2007 and 2006 are summarized as follows:

                                                           June 30,
                                                     2007            2006
                                                     ----            ----

      Loss from discontinued operations             $  152          $   42
                                                    ======          ======

      Other assets and other liabilities of discontinued operations at June 30, 2007 and 2006 are summarized as follows:

                                                           June 30,
                                                     2007            2006
                                                     ----            ----

      Other assets                                  $1,685          $  626
                                                    ======          ======
      Other liabilities                             $  517          $   49
                                                    ======          ======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

      On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Conditional Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company. Pursuant to the Conditional Agreement, among other things, the Company is required to obtain letters of interest from prospective tenants and lenders or other financing sources, prepare conceptual plans and a developmental timetable and negotiate with an adjacent property owner. In addition, the Conditional Agreement requires the Company to negotiate the terms of a definitive redevelopment agreement; provided, however, that the Conditional Agreement expressly provides that the Town is under no obligation to enter into such a definitive redevelopment agreement with the Company. The Conditional Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Conditional Agreement. There can be no assurance that the Town will elect to enter into a definitive redevelopment agreement with the Company pursuant to which the Company will be designated as the redeveloper of the Property, that the Town and the Company can negotiate and enter into a definitive redevelopment agreement on terms acceptable to the Company, that the Company will satisfactorily complete its due diligence investigation of the Property or that the Company will be able to obtain financing to fund the development of the Property on acceptable terms or at all or that the Company will be able to meet all of the other required criteria pursuant to the Conditional Agreement. Under the Conditional Agreement, the Company agreed to pay the Town's costs and expenses and the Company deposited $10 in escrow to cover such costs and expenses, which costs will exceed the amount of such escrowed funds.

      In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward, NY property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. The Company and the potential buyer are in disagreement as to the required level of cleanup required under the terms of the Agreement of sale. The potential buyer has instituted an action for specific performance. The Company believes that the compliance can be achieved with a lesser degree of clean up. In the interim, the Company will be instituting suit against the alleged polluter, based on testimony provided to the Company by third parties. As of June 30, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs of the property through the net proceeds received from the sale and reimbursement from previous owners and/or tenants of the property. However, the Company's ability to recover such costs depends on many factors and may require litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item 7) at a carrying value of $997 after recording a provision for losses of $100 which is included in "loss from discontinued operations".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

DVL had income from continuing operations of $543 and $696 for the Three Months Ended June 30, 2007 and 2006, respectively.

Interest income on mortgage loans decreased to $657 and interest expense on underlying mortgages decreased to $141 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      Interest income on mortgage loans             $  657                $  680
      Interest expense on underlying mortgages      $  141                $  198

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage is greater than its carrying value.

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      Gain on satisfaction of mortgage loans        $   44                $   --

Transaction and other fees from affiliated limited partnerships were as follows:

                                  Three Months Ended         Three Months Ended
                                     June 30, 2007              June 30, 2006
                                     -------------              -------------

                                        $    23                     $    1

Transaction fees are earned by the Company in connection with sales of partnership properties.

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      Interest income on residual interests         $1,411                 $1,261
      Interest expense on related notes payable     $  775                 $  729

Net rental income decreased primarily as a result of decreased gross rental income. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      Net rental income from others                 $  197                 $  231
      Gross rental income from others               $  332                 $  356

General and administrative expenses increase in 2007 from 2006 primarily as a result of increased employee costs.

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      General and administrative                    $  371                 $  355

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                Three Months Ended            Three Months Ended
                   June 30, 2007                 June 30, 2006
                   -------------                 -------------

                      $   188                       $   184

The Company recorded a provision for losses on its mortgage portfolio of $100 during the three months ended June 30, 2007.

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      Provision for losses                          $  100                 $  100

Interest expense relating to other debts increased as a result of decreases in loan principal that were offset by increases in interest rates on variable rate bank loans and decreased amortization.

                Three Months Ended            Three Months Ended
                   June 30, 2007                 June 30, 2006
                   -------------                 -------------

                      $   254                       $   259

The Company accrued expenses of $25 for alternative minimum taxes during each of the three months ended June 30, 2007 and 2006. The Company recognized $38 and $310 of deferred income tax benefits during the three months ended June 30, 2007 and 2006, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      Income tax benefit                            $   13                 $  285

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                              Three Months Ended    Three Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      Loss from discontinued operations             $  (15)                $   (9)

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

DVL had income from continuing operations of $1,309, and $1,070 for the six months ended June 30, 2007 and 2006, respectively.

Interest income on mortgage loans from affiliates decreased and interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                               Six Months Ended      Six Months Ended
                                                June 30, 2007         June 30, 2006
                                                -------------         -------------
      Interest income on mortgage loans             $1,374                $1,391
      Interest expense on related notes payable     $  301                $  407

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage is greater than its carrying value.

                                               Six Months Ended      Six Months Ended
                                                June 30, 2007         June 30, 2006
                                                -------------         -------------
      Gain on satisfaction of mortgage loans        $  476                $   --

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                               Six Months Ended      Six Months Ended
                                                June 30, 2007         June 30, 2006
                                                -------------         -------------
      Interest income on residual interest          $2,789                $2,522
      Interest expense on related notes payable     $1,535                $1,449

Management fees increased as a result of a fee earned for the Company's role in completing the sale of land by an affiliate of NPO and Blackacre in 2005.

                  Six Months Ended               Six Months Ended
                   June 30, 2007                  June 30, 2006
                   -------------                  -------------

                      $   124                        $   120

Transaction and other fees from affiliated limited partnerships were as follows:

                  Six Months Ended               Six Months Ended
                   June 30, 2007                  June 30, 2006
                   -------------                  -------------

                      $   45                         $    1

Transaction fees are earned by the Company in connection with sales of partnership properties.

Net rental income decreased primarily as a result of decreased gross rental income. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                               Six Months Ended      Six Months Ended
                                                June 30, 2007         June 30, 2006
                                                -------------         -------------
      Net rental income from others                 $  370                $  417
      Gross rental income from others               $  683                $  712

General and administrative expenses increase in 2007 from 2006 primarily as a result of increased employee costs and insurance expense.

                                                Six Months Ended      Six Months Ended
                                                 June 30, 2007         June 30, 2006
                                                 -------------         -------------
      General and administrative                    $  807                $  746

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                  Six Months Ended               Six Months Ended
                   June 30, 2007                  June 30, 2006
                   -------------                  -------------

                      $   372                        $   361

The Company recorded a provision for losses on its mortgage portfolio of $350 during the six months ended June 30, 2007.

                                               Six Months Ended      Six Months Ended
                                                June 30, 2007         June 30, 2006
                                                -------------         -------------
      Provision for losses                          $  350                $  200

Interest expense related to other debts increased reflecting decreased loan principal offset by increases in interest rates on variable rate bank loans and increased amortization.

                  Six Months Ended               Six Months Ended
                   June 30, 2007                  June 30, 2006
                   -------------                  -------------

                      $   495                        $   472

The Company accrued expenses of $50 for alternative minimum taxes in each of the six months ending June 30, 2007 and 2006. The Company recognized $82 and $345 of deferred income tax benefits in 2007 and 2006, respectively, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                               Six Months Ended      Six Months Ended
                                                June 30, 2007         June 30, 2006
                                                -------------         -------------
      Income tax benefit                            $   32                $  295

Discontinued operations consist of the operations of business segments the Company considers held for sale or has disposed of.

                                               Six Months Ended      Six Months Ended
                                                June 30, 2007         June 30, 2006
                                                -------------         -------------
      Loss from discontinued operations             $ (152)               $  (42)

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

      The Company's cash balance was $827 at June 30, 2007, compared to $891 at December 31, 2006.

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

Acquisitions and Financings

Loans payable which are scheduled to become due through 2010 are as follows:

                                                                                                Outstanding
                                                                             Original        Balance Including
                                                                               Loan         Accrued Interest at             Due
                 Purpose                             Creditor                 Amount           June 30, 2007                Date
                 -------                             --------                 ------           -------------                ----
Repurchase of Notes
Issued by the Company                      Pemmil (1)(8)                     $  2,500         $        2,026               12/27/08

Purchase of Mortgages,
and Refinancing of
Existing Mortgages                         Unaffiliated Bank (2)(3)          $  1,450         $          136               05/01/09

Purchase of Real Estate Assets             Unaffiliated Bank (4)             $  4,500         $        4,538               09/01/07

Purchase of Real Estate Assets             Unaffiliated Bank (5)             $  2,668         $        2,378               06/30/08

Purchase of Mortgages                      Unaffiliated Bank (6)             $  1,400         $        1,259               01/31/09

Refinancing of Repurchase of
Notes Issued by the Company                Unaffiliated Bank (7)             $  1,500         $        1,510               06/01/09

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. This loan is held by a Company owned by affiliates including Messrs. Casnoff, Chazanoff and Cohen.
(2)   This loan self-amortizes.
(3)   Interest rate is prime plus 1.5% per annum payable monthly.
(4) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The Company and the lender formally extended the due date to September 1, 2007, pending replacement by a land loan in the amount of $4,500. It is anticipated that the land loan will be converted to a construction loan related to a definitive redevelopment agreement contemplated by the Conditional Agreement, although there can be no assurance that this will occur. In addition, there can be no assurance, however that the Company will be able to replace and convert such replacement financing into a construction loan or obtain alternate financing to fund the development of the property on acceptable terms or at all or that the Company will enter into a definitive redevelopment agreement. Because the lender has not definitively agreed to extend such loan, such loan could become immediately due at any time, after August 31, 2007 and the inability of the Company to refinance or definitively extend such loan would have a material adverse effect on the Company's financial condition.
(5) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
(6) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.
(7) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are Interest only. An annual principal payment of $50 is required. The majority of the loan proceeds were used to paydown an existing loan which accrues interest at a higher rate.
(8) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such in- terest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and un- paid interest) to the extent that the Company consummates certain capital transac- tions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as de- fined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole dis-cretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly-owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium.

      To fund the purchase of the Shares by the Company pursuant to the Stock Repurchase Agreement, Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the prin- cipal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total outstanding principal amount outstanding under the Pemmil Loan Agreement to $1,956. Such prin- cipal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, ex- cept as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and remain in full force and effect.

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

Item 6. Exhibits

     Exhibits: 10.1 Loan Extension Agreement between Pennsylvania Business Bank and Del Toch LLC, Delborne Land Company, LLC, and Delbrook Holding LLC dated June 1, 2007

               31.1 Principal Executive Officer's Certificate, pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

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

August 14, 2007