Form 10QSB
period 2007-09-30
DVL INC /DE/
filed 2007-11-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-QSB

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: |_| No: |X|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                       Outstanding at November 14, 2007
            -----                       --------------------------------

Common Stock, $.01 par value                       32,909,353

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:

            Item 1 - Financial Statements:                               Pages

            Consolidated Balance Sheets -
              September 30, 2007 (unaudited) and December 31, 2006       1 - 2

            Consolidated Statements of Operations -
            Three Months Ended September 30, 2007 (unaudited) and
              2006 (unaudited)                                           3

            Consolidated Statements of Operations -
            Nine Months Ended September 30, 2007 (unaudited) and
              2006 (unaudited)                                           4 - 5

            Consolidated Statement of Shareholder's Equity -
            Nine Months Ended September 30, 2007 (unaudited)             6

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2007 (unaudited) and
              2006 (unaudited)                                           7 - 8

            Notes to Consolidated Financial Statements (unaudited)       9 - 16

            Item 2 - Management's Discussion and Analysis or
                      Plan of Operation                                  17 - 26

            Item 3 - Controls and Procedures                             26

Part II. Other Information:

            Item 6 - Exhibits                                            27 - 31

            Signature                                                    28

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       September 30,     December 31,
                                                                           2007             2006
                                                                       -------------    -------------
                                                                        (unaudited)
ASSETS

Residual interests in securitized portfolios                           $      47,899    $      45,318
                                                                       -------------    -------------
Mortgage loans receivable from affiliated partnerships
(net of unearned interest of $17,371 for 2007 and $19,049 for 2006)

                                                                              21,879           23,688

    Allowance for loan losses                                                  3,486            2,986
                                                                       -------------    -------------
    Net mortgage loans receivable                                             18,393           20,702
                                                                       -------------    -------------
Cash (including restricted cash of $5 and $33 for 2007
   and 2006)                                                                     352              891

Investments
  Real estate at cost (net of accumulated depreciation and
    Amortization of $1,103 for 2007 and $963 for 2006)                         7,348            7,488

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2007 and 2006)                                           845              940

Net deferred tax asset                                                         2,656            2,543

Prepaid expenses and other assets                                              1,862              832

Other assets of discontinued operations                                        1,741            1,772
                                                                       -------------    -------------
Total assets                                                           $      81,096    $      80,486
                                                                       =============    =============

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                                September 30,      December 31,
                                                                                    2007              2006
                                                                                -------------     -------------
                                                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                                          $      39,111     $      37,849
    Underlying mortgages payable                                                        6,980             9,175
    Debt - other                                                                       10,508            10,309
    Debt - affiliates                                                                   2,089             1,274
    Redeemed notes payable-litigation settlement                                          775               778
    Deferred income                                                                       142                19
    Security deposits, accounts payable and accrued
      liabilities                                                                         222               223
    Liabilities of discontinued operations                                                284               950
                                                                                -------------     -------------
  Total liabilities                                                                    60,111            60,577
                                                                                -------------     -------------
  Commitments and contingencies

  Shareholders' equity:

     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares for 2007 and 2006                                         1                 1
     Preferred stock, $.01 par value, authorized 5,000,000
       shares for 2007 and 2006, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000 shares issued and
       outstanding 32,909,353 for 2007 and 38,315,466 for 2006                            329               383
     Additional paid-in capital                                                        97,040            97,635
     Deficit                                                                          (76,385)          (78,110)
                                                                                -------------     -------------
     Total shareholders' equity                                                        20,985            19,909
                                                                                -------------     -------------
     Total liabilities and shareholders' equity                                 $      81,096     $      80,486
                                                                                =============     =============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                               September 30,
                                                            -------------------
                                                              2007        2006
                                                            -------     -------
Income from affiliates:
   Interest on mortgage loans                               $   663     $   692
   Partnership management fees                                   62          56
   Management fees                                               62          56
   Transaction and other fees from partnerships                  53           1
   Distributions from partnerships                              169          --

Income from others:
   Interest income - residual interests                       1,427       1,282
   Net rental income (including depreciation and
    amortization of $49 for 2007 and $43 for 2006)              173         195
   Distributions from investments                                62          --
   Other income and interest                                     18          31
                                                            -------     -------
                                                              2,689       2,313
                                                            -------     -------

Operating expenses:
   General and administrative                                   430         411
   Asset Servicing Fee - NPO Management LLC                     188         184
   Legal and professional fees                                   53          29
   Provision for loan losses                                    150         100

Interest expense:
   Underlying mortgages                                         143         186
   Notes payable - residual interests                           776         742
   Affiliates                                                    63          37
   Others                                                       247         242
                                                            -------     -------
                                                              2,050       1,931
                                                            -------     -------

Income from continuing operations before income tax benefit     639         382

Income tax benefit (expense)                                      6        (222)
                                                            -------     -------
Income from continuing operations                               645         160

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                  (77)         (9)
                                                            -------     -------
Net income                                                  $   568     $   151
                                                            =======     =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            2007        2006
                                                          -------     -------
Income from affiliates:
   Interest on mortgage loans                             $ 2,037     $ 2,083
   Gain on satisfaction of mortgage loans                     476          --
   Partnership management fees                                195         191
   Management fees                                            186         176
   Transaction and other fees from partnerships               138           2
   Distributions from partnerships                            169          40

Income from others:
   Interest income - residual interests                     4,216       3,804
   Net rental income (including depreciation and
    amortization of $146 for 2007 and $140 for 2006)          543         612
   Distributions from investments                              62          13
   Other income and interest                                   57          77
                                                          -------     -------
                                                            8,079       6,998
                                                          -------     -------

Operating expenses:
   General and administrative                               1,237       1,157
   Asset Servicing Fee - NPO Management LLC                   560         545
   Legal and professional fees                                204         159
   Provision for loan losses                                  500         300

Interest expense:
   Underlying mortgages                                       444         593
   Notes payable - residual interests                       2,311       2,191
   Affiliates                                                 165         182
   Others                                                     742         714
                                                          -------     -------
                                                            6,163       5,841
                                                          -------     -------

Income from continuing operations before income tax
   benefit                                                  1,916       1,157

Income tax benefit                                             38          73
                                                          -------     -------
Income from continuing operations                           1,954       1,230

Loss from discontinued operations - net of tax of $-0-
   in both periods                                           (229)        (51)
                                                          -------     -------
Net income                                                $ 1,725     $ 1,179
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                 --------------------------------    ---------------------------------
                                                      2007              2006              2007               2006
                                                 --------------    --------------    --------------     --------------
Basic earnings per share:
  Income from continuing operations              $          .02    $          .00    $          .06     $          .03
  Loss from discontinued operations                         .00               .00              (.01)               .00
                                                 --------------    --------------    --------------     --------------
  Net Income                                     $          .02    $          .00    $          .05     $          .03
                                                 ==============    ==============    ==============     ==============

Diluted earnings per share:
   Income from continuing operations             $          .01    $          .00    $          .04     $          .02
   Loss from discontinued operations                        .00               .00               .00                .00
                                                 --------------    --------------    --------------     --------------
   Net Income                                    $          .01    $          .00    $          .04     $          .02
                                                 ==============    ==============    ==============     ==============

Weighted average shares outstanding - basic          32,909,353        38,315,466        34,434,154         38,315,466
Effect of dilutive securities                        18,430,002        18,638,114        18,059,601         20,809,286
                                                 --------------    --------------    --------------     --------------

Weighted average shares outstanding - diluted        51,339,355        56,953,580        52,493,755         59,124,752
                                                 ==============    ==============    ==============     ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                          Preferred Stock            Common Stock           Additional
                                       -----------------------   -------------------------   Paid - In
                                         Shares      Amount        Shares        Amount       Capital       Deficit        Total
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------
Balance - January 1, 2007                      100  $         1   38,315,466   $       383  $    97,635   $   (78,110)  $    19,909
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

Repurchase of outstanding common stock          --           --   (5,406,113)          (54)        (595)           --          (649)

Net income                                      --           --           --            --           --         1,725         1,725
                                       -----------  -----------  -----------   -----------  -----------   -----------   -----------

Balance - September 30, 2007                  100  $          1   32,909,353   $       329  $    97,040   $   (76,385)  $    20,985
                                       ===========  ===========  ===========   ===========  ===========   ===========   ===========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                             ---------------------
                                                               2007         2006
                                                             --------     --------
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                           $  1,954     $  1,230
  Adjustments to reconcile income to net cash used in
   operating activities from continuing operations
   Interest income accreted on residual interests                (886)        (521)
   Accrued interest added to indebtedness                         (36)          18
   Depreciation                                                   140          140
   Provision for loan losses                                      500          300
   Amortization of unearned interest on loan receivables       (1,678)        (932)
   Net increase in deferred tax asset                            (113)        (155)
   Net (increase) decrease in prepaid financing and              (353)          27
    other assets
   Net decrease in accounts payable,
    security deposits and accrued liabilities                      (1)        (255)
   Net increase in deferred income                                123          122
                                                             --------     --------
   Net cash used in continuing operations                        (350)         (26)
                                                             --------     --------

Discontinued operations:
   Loss from discontinued operations - net of tax                (229)         (51)
   Net decrease in assets and liabilities of discontinued
    Operations                                                   (635)         (81)
                                                             --------     --------
   Net cash used in discontinued operations                      (864)        (132)
                                                             --------     --------
   Net cash used in operating activities                       (1,214)        (158)
                                                             --------     --------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           ---------------------
                                                                             2007         2006
                                                                           --------     --------
Cash flows from investing activities:

Continuing operations:
  Collections on loans receivable                                          $  3,487     $  2,306
Real estate acquisitions and capital improvements                                --           (9)
  Net decrease (increase) in affiliated limited partnership
    interest and other investments                                               95          (14)
                                                                           --------     --------
  Net cash provided by investing activities                                   3,582        2,283
                                                                           --------     --------

Cash flows from financing activities:

Continuing operations:
  Proceeds from new borrowings                                                5,085           --
  Principal payments on debt                                                 (4,035)         (87)
  Net increase in prepaid financing costs                                      (677)          --
  Repurchase of outstanding common stock                                       (649)          --
  Payments on underlying mortgages payable                                   (2,195)      (2,047)
  Payments on notes payable - residual interest                                (433)        (506)
  Payments related to debt redemptions                                           (3)         (11)
                                                                           --------     --------
    Net cash used in financing activities                                    (2,230)      (2,651)
                                                                           --------     --------

Net decrease in cash                                                           (539)        (526)
Cash, beginning of period                                                       891        1,863
                                                                           --------     --------
Cash, end of period                                                        $    352     $  1,337
                                                                           ========     ========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                               $  3,614     $  3,582
                                                                           ========     ========
    Cash paid for income taxes                                             $    105     $     90
                                                                           ========     ========

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios - increase                $  1,695     $  1,108
                                                                           ========     ========
    Notes payable - residual interests - increase                          $  1,695     $  1,108
                                                                           ========     ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1.    Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the nine months ended September 30, 2007 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.    Reclassifications

      Certain amounts from 2006 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2007.

3.    Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through September 30, 2007, the residual interest in securitized portfolios and the notes payable were increased by approximately $7,673 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

4.    Real Estate

      On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Conditional Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company. Pursuant to the Conditional Agreement, among other things, the Company is required to obtain letters of interest from prospective tenants and lenders or other financing sources, prepare conceptual plans and a developmental timetable and negotiate with an adjacent property owner. In addition, the Conditional Agreement requires the Company to negotiate the terms of a definitive redevelopment agreement; provided, however, that the Conditional Agreement expressly provides that the Town is under no obligation to enter into such a definitive redevelopment agreement with the Company. The Conditional Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Conditional Agreement. As of November 11, 2007, the Town of Kearny preliminarily approved the Development Plan and continued the designation of DVL as the Conditional Developer. There can be no assurance that the Town will continue its approval process or that the Company will be able to obtain leases with tenants acceptable to the Town. Under the Conditional Agreement, the Company agreed to pay the Town's costs and expenses and the Company has deposited $70 in escrow to cover such costs and expenses, which costs will exceed the amount of such escrowed funds.

      In connection with the development of the Property (as defined below), in August 2007, the Company's wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings") entered into a Construction Loan Agreement (the "Construction Loan Agreement") between CapMark Bank ("CapMark"), Urban Development Fund II, LLC ("Urban Fund") and Paramount Community Development Fund ("Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pursuant to the Construction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the "Loans") to finance construction, acquisition and other costs associated with the Property. The Loans are secured by a first lien on the Property and a first lien on the OutParcel (as defined below). The Loans mature in phases with a final maturity date of March 1, 2010. The Loans accrue interest at a rate per annum is equal to the 30 day libor rate plus the applicable margin, as defined. In the Initial Predevelopment Loan Phase (as defined in the Construction Loan Agreement), advances of $4,225 principal amount were made to DVL Holdings in August, 2007 and such advances currently accrue interest at a rate per annum equal to 2.50% over the 30 day LIBOR rate with interest payable monthly; provided, however, that in no event shall the aggregate principal amount of advances of the Loans during the Predevelopment Loan Phase exceed $6,600,000; and provided, that any such additional advances may only be used to pay interest on the Loans and to acquire a certain property adjacent to the Property (the "OutParcel"). At September 30, 2007 the applicable interest rate is 8.18%. The Initial Predevelopment Loan Phase expires on December 11, 2007. The principal amount of Loans made during the Predevelopment Loan Phase will mature on March 1, 2010; provided, however, that in the event that certain conditions are not satisfied by December 11, 2007 (including, without limitation, obtaining necessary approvals by the Town, the entering into a definitive redevelopment agreement and approval by the lenders of the final plans for the development of the Property), such loans will become due and payable on December 11, 2007. Although the Company believes that it is unlikely that such conditions will fail to be satisfied by December 11, 2007, in such event , the Company's inability to receive an extension of such date from the Lenders or its inability to refinance the Loans would have a material adverse effect on the Company's financial condition. Additional borrowings may be made from time to time in accordance with the terms of the Construction Loan Agreement based on satisfaction of certain conditions including acquisition of the OutParcel and the completion of certain phases of the construction of the Property. Any additional loans made pursuant to the Construction Loan Agreement accrue interest at a rate per annum equal to the 30 day libor rate plus the applicable margin, as defined. Principal plus accrued and unpaid interest are payable March 1, 2010 unless extended per the Construction Loan Agreement. Commencement of the Construction Loan Phase (as defined in the Construction Loan Agreement) is conditioned on submission by DVL Holdings of the final plans for the development of the Property and approval of such Plans by the Lenders. Events of Default (as defined in the Construction Loan Agreement) include, among other things, the failure of DVL Holdings to acquire the OutParcel within nine months after August 14, 2007 or the failure to commence construction by such date.

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

                                            Fee Income          Fee Income          Fee Income
                      Fee Income For       For The Three       For The Nine        For The Nine
                     The Three Months         Months              Months              Months
                          Ended               Ended               Ended               Ended
    Affiliate            09/30/07            09/30/06            09/30/07            09/30/06
-----------------    ----------------    ----------------    ----------------    ----------------
NPO and Blackacre    $              6    $              6    $             18    $             28
NPO                  $             56    $             50    $            168    $            148

Monies Paid

A. The Company recorded fees to NPO of $560 and $545 for the Nine Months Ended September 30, 2007 and 2006, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2007 and 2006 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

                         Fees Recorded       Fees Recorded       Fees Recorded
   Fees Recorded For     For The Three       For The Nine        For The Nine
   The Three Months         Months              Months              Months
        Ended               Ended               Ended               Ended
       09/30/07            09/30/06            09/30/07            09/30/06
   ----------------    ----------------    ----------------    ----------------
   $             27    $             27    $             81    $             81

C.    Interest expense on amounts due to affiliates was as follows:

                 Three Months Ended    Three Months Ended     Nine Months Ended     Nine Months Ended
                      09/30/07              09/30/06              09/30/07              09/30/06
Pemmil Funding    $               63    $               37    $              165    $              182
                  $               63    $               37    $              165    $              182

6.    Contingent Liabilities

      During the Nine Months Ended September 30, 2007 and 2006 the Company expensed approximately $85 and $67, respectively, during each period, for amounts due to the Limited Partnership Settlement Fund of which $-0- and $41, was accrued at September 30, 2007 and 2006. These costs have been netted against the interest on mortgage loans.

7.    Shareholder's Equity

      In 1996, affiliates of NPM Capital, LLC ("NPM") acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregate 49% of the outstanding Common Stock of DVL, subject to certain adjustments, on a fully diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions and subject to a maximum aggregate exercise price of $2,066. At September 30, 2007, shares underlying the Warrants aggregated 31,310,704 at an exercise price of $.05 per share. None of these warrants had been exercised through September 30, 2007.

      On March 19, 2007, the Company entered into a Stock Repurchase Agreement (the "Stock Repurchase Agreement") dated March 16, 2007 with Blackacre Bridge Capital, L.L.C., a New York limited liability company ("Blackacre Bridge") and Blackacre Capital Group, L.P., a Delaware limited partnership ("Blackacre Capital" and collectively with Blackacre Bridge, the "Sellers"). Pursuant to the Stock Repurchase Agreement, in a private transaction, the Company repurchased 4,753,114 shares of its common stock from Blackacre Bridge and 653,000 shares of its common stock from Blackacre Capital (collectively referred to herein as the "Shares"). The Company purchased the Shares for a cash purchase price of $0.12 per Share for an aggregate cash purchase price of $649. The Shares represented all of the shares of the Company's common stock owned by the Sellers and their respective affiliates, including Stephen Feinberg. All such parties, including Sellers, beneficially owned in excess of 10% of the Company's outstanding common stock prior to the repurchase of all such Shares by the Company.

      On March 16, 2007, the Company entered into Amendment No. 1 to the Pemmil Loan Agreement, dated March 15, 2007 with Pemmil, pursuant to which Pemmil loaned the Company $650 on March 16, 2007 to fund the Company's purchase of the Shares under the Stock Repurchase Agreement.

8.    Discontinued Operations

      In October 2004, DVL entered into an Agreement with the owners of the properties which were subject to a leasehold held by the Company, pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses, including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In the event that the sale is not consummated and the third party continues to lease space at the property, DVL will receive a proportionate share of the net income from such lease until such time as DVL has been paid its out-of-pocket expenses plus $50. As of September 30, 2007, the sale has not been consummated and the third party continues to lease space at the property. The total expenses to be reimbursed to DVL are approximately $697 not including the $50 fee. Activity related to the real estate lease interest is included in discontinued operations.

      In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward, NY property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. The Company and the potential buyer are in disagreement as to the required level of cleanup required under the terms of the Agreement of Sale. The potential buyer has instituted an action for specific performance. The Company believes that the compliance can be achieved with a lesser degree of clean up. In the interim, the Company has instituted suit against the alleged polluter, based on testimony provided to the Company by third parties.

      As of September 30, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with remediation of environmental issued in Fort Edward, NY. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs of the property through the net proceeds received from the sale and reimbursement from certain wrongdoers and has instituted litigation against the companies requesting reimbursement for the clean up.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the Three and Nine Months Ended September 30, 2007 and 2006.

                                                                         Three Months Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                               2007                                        2006
                                                         Weighted Average                            Weighted Average
                                                            Number of         Per Share                 Number of         Per Share
                                               Amount         Shares           Amount       Amount        Shares            Amount
                                               ------    ----------------    -----------    ------   ----------------    -----------
Basic EPS,
Net income available to common stockholders    $  645          32,909,353    $       .02    $  160         38,315,466    $       .00
                                                                             ===========                                 ===========
Effect of dilutive stock options and warrants     (77)         18,430,002                       (9)        18,638,114
                                               ------    ----------------                   ------   ----------------

Diluted EPS,
Net income available to common stockholders    $  568          51,339,355    $       .01    $  151         56,953,580    $       .00
                                               ======    ================    ===========    ======   ================    ===========

                                                                            Nine Months Ended September 30,
                                               -------------------------------------------------------------------------------------
                                                               2007                                        2006
                                                         Weighted Average                            Weighted Average
                                                            Number of         Per Share                 Number of         Per Share
                                               Amount         Shares           Amount       Amount        Shares            Amount
                                               ------    ----------------    -----------    ------   ----------------    -----------
Basic EPS,
Net income available to common stockholders    $1,954          34,434,154    $       .05    $1,230         38,315,466    $       .03
                                                                             ===========                                 ===========
Effect of dilutive stock options and warrants    (229)         18,059,601                      (51)        20,809,286
                                               ------    ----------------                   ------   ----------------

Diluted EPS,
Net income available to common stockholders    $1,725          52,493,755    $       .04    $1,179         59,124,752    $       .02
                                               ======    ================    ===========    ======   ================    ===========

9.    Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $268 and $124 in 2007 and 2006 respectively, include $113 and $155 of deferred income tax benefit, respectively.

                                                          Nine Months Ended
                                                            September 30,
                                                       ------------------------
                                                         2007            2006
                                                       --------        --------
Revenues
   Residual interests                                  $  4,216        $  3,804
   Real estate                                            3,637           3,077
   Corporate/other                                          226             117
                                                       --------        --------
Total consolidated revenues                            $  8,079        $  6,998
                                                       ========        ========

Net income (loss)
   Residual interests                                  $  1,901        $  1,607
   Real estate                                             (215)           (501)
   Corporate/other                                          268             124
                                                       --------        --------
Total income from continuing operations                $  1,954        $  1,230
                                                       ========        ========

Assets
   Residual interests                                  $ 47,899        $ 43,827
   Real estate                                           30,541          32,811
   Corporate/other                                        2,656           2,450
                                                       --------        --------
Total consolidated assets                              $ 81,096        $ 79,088
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

Discontinued operations for the Nine Months Ended September 30, 2007 and 2006 are summarized as follows:

                                                      September 30,
                                                   2007          2006
                                                 --------      --------

Loss from discontinued operations                $    229      $     51
                                                 ========      ========

      Other assets and other liabilities of discontinued operations at September 30, 2007 and 2006 are summarized as follows:

                                                      September 30,
                                                   2007          2006
                                                 --------      --------

        Other assets                             $  1,741      $  1,059
                                                 ========      ========
        Other liabilities                        $    284      $    310
                                                 ========      ========

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

                                 (in thousands)

This Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

      On October 24, 2006, the town of Kearny, New Jersey (the "Town"), approved an agreement (the "Conditional Agreement") between the Company and the Town, pursuant to which the Town agreed to designate DVL as the conditional redeveloper of a portion of the Passaic Avenue Redevelopment Area located in the Town (such portion, the "Property"), a substantial portion of which Property is currently owned by the Company. Pursuant to the Conditional Agreement, among other things, the Company is required to obtain letters of interest from prospective tenants and lenders or other financing sources, prepare conceptual plans and a developmental timetable and negotiate with an adjacent property owner. In addition, the Conditional Agreement requires the Company to negotiate the terms of a definitive redevelopment agreement; provided, however, that the Conditional Agreement expressly provides that the Town is under no obligation to enter into such a definitive redevelopment agreement with the Company. The Conditional Agreement is terminable by the Town on seven days written notice for failure by the Company to comply with the terms of the Conditional Agreement. As of November 11, 2007, the Town of Kearny preliminarily approved the Development Plan and continued the designation of DVL as the Conditional Developer. There can be no assurance that the Town will continue its approval process or that the Company will be able to obtain leases with tenants acceptable to the Town. Under the Conditional Agreement, the Company agreed to pay the Town's costs and expenses and the Company had deposited $70 in escrow to cover such costs and expenses, which costs will exceed the amount of such escrowed funds.

      In connection with the development of the Property (as defined below), in August 2007, the Company's wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings") entered into a Construction Loan Agreement (the "Construction Loan Agreement") between CapMark Bank ("CapMark"), Urban Development Fund II, LLC ("Urban Fund") and Paramount Community Development Fund ("Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pursuant to the Construction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the "Loans") to finance construction, acquisition and other costs associated with the Property. The Loans are secured by a first lien on the Property and a first lien on the OutParcel (as defined below). The Loans mature in phases with a final maturity date of March 1, 2010. The Loans accrue interest at a rate per annum is equal to the 30 day libor rate plus the applicable margin, as defined. In the Initial Predevelopment Loan Phase (as defined in the Construction Loan Agreement), advances of $4,225 principal amount were made to DVL Holdings in August, 2007 and such advances currently accrue interest at a rate per annum equal to 2.50% over the 30 day LIBOR rate with interest payable monthly; provided, however, that in no event shall the aggregate principal amount of advances of the Loans during the Predevelopment Loan Phase exceed $6,600,000; and provided, that any such additional advances may only be used to pay interest on the Loans and to acquire a certain property adjacent to the Property (the "OutParcel"). At September 30, 2007 the applicable interest rate is 8.18%. The Initial Predevelopment Loan Phase expires on December 11, 2007. The principal amount of Loans made during the

Predevelopment Loan Phase will mature on March 1, 2010; provided, however, that in the event that certain conditions are not satisfied by December 11, 2007 (including, without limitation, obtaining necessary approvals by the Town, the entering into a definitive redevelopment agreement and approval by the lenders of the final plans for the development of the Property), such loans will become due and payable on December 11, 2007. Although the Company believes that it is unlikely that such conditions will fail to be satisfied by December 11, 2007, in such event , the Company's inability to receive an extension of such date from the Lenders or its inability to refinance the Loans would have a material adverse effect on the Company's financial condition. Additional borrowings may be made from time to time in accordance with the terms of the Construction Loan Agreement based on satisfaction of certain conditions including acquisition of the OutParcel and the completion of certain phases of the construction of the Property. Any additional loans made pursuant to the Construction Loan Agreement accrue interest at a rate per annum equal to the 30 day libor rate plus the applicable margin, as defined. Principal plus accrued and unpaid interest are payable March 1, 2010 unless extended per the Construction Loan Agreement. Commencement of the Construction Loan Phase (as defined in the Construction Loan Agreement) is conditioned on submission by DVL Holdings of the final plans for the development of the Property and approval of such Plans by the Lenders. Events of Default (as defined in the Construction Loan Agreement) include, among other things, the failure of DVL Holdings to acquire the OutParcel within nine months after August 14, 2007 or the failure to commence construction by such date.

      In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward, NY property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. The Company and the potential buyer are in disagreement as to the required level of cleanup required under the terms of the Agreement of Sale. The potential buyer has instituted an action for specific performance. The Company believes that the compliance can be achieved with a lesser degree of clean up. In the interim, the Company has instituted suit against the alleged polluter, based on testimony provided to the Company by third parties.

      As of September 30, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with remediation of environmental issues in Fort Edward, NY. The Company anticipates that it will eventually recover substantially all of the capitalized remediation costs of the property through the net proceeds received from the sale and reimbursement from certain wrongdoers and has instituted litigation against the Companies requesting reimbursement for the clean up. There can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item 7) at a carrying value of $997 after recording a provision for losses of $100 which is included in "loss from discontinued operations".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

DVL had income from continuing operations of $645 and $160 for the Three Months Ended September 30, 2007 and 2006, respectively.

Interest income on mortgage loans decreased to $663 and interest expense on underlying mortgages decreased to $143 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Interest income on mortgage loans                           $       663           $      692
Interest expense on underlying mortgages                    $       143           $      186

Transaction and other fees from affiliated limited partnerships were as follows:

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
                                                            $       53            $       1

Transaction fees are earned by the Company in connection with sales or leasing of partnership properties.

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Interest income on residual interests                       $      1,427          $     1,282
Interest expense on related notes payable
                                                            $        776          $       742

Net rental income decreased primarily as a result of decreased gross rental income. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Net rental income from others                               $       173           $      195
Gross rental income from others                             $       328           $      357

General and administrative expenses increased in 2007 from 2006 primarily as a result of increased employee costs.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
General and administrative                                  $       430           $      411

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
                                                            $       188           $      184

The Company recorded a provision for losses on its mortgage portfolio of $150 during the three months ended September 30, 2007.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Provision for losses                                        $       150           $      100

Interest expense relating to other debts increased as a result of increases in loan principal as well as increases in interest rates on variable rate bank loans.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
                                                            $       247           $      242

The Company accrued expenses of $25 and $ 32 for alternative minimum taxes during each of the three months ended September 30, 2007 and 2006. The Company recognized $31 of deferred income tax benefits during the three months ended September 30, 2007 and $190 of deferred tax expense during the three months end September 30, 2006, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Income tax benefit (expense)                                $        6            $     (222)

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                                            Three Months Ended    Three Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Loss from discontinued operations                           $      (77)           $      (9)

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

DVL had income from continuing operations of $1,954, and $1,230 for the nine months ended September 30, 2007 and 2006, respectively.

Interest income on mortgage loans from affiliates decreased and interest expense on underlying mortgages decreased reflecting the application of a greater portion of each monthly payment to the outstanding principal balances.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Interest income on mortgage loans                           $      2,037          $     2,083
Interest expense on related notes payable                   $        444          $       593

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage is greater than its carrying value.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Gain on satisfaction of mortgage loans                      $       476           $      --

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Interest income on residual interest                        $      4,216          $     3,804
Interest expense on related notes payable                   $      2,311          $     2,191

Management fees increased as a result of an agreed upon reimbursement of allocated expenses.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
                                                            $       186           $      176

Transaction and other fees from affiliated limited partnerships were as follows:

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
                                                            $       138           $       2

Transaction fees are earned by the Company in connection with sales or leasing of partnership properties.

Net rental income decreased primarily as a result of decreased gross rental income. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Net rental income from others                               $        543          $       612
Gross rental income from others                             $      1,011          $     1,069

General and administrative expenses increase in 2007 from 2006 primarily as a result of increased employee costs and insurance expense.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
General and administrative                                  $      1,237          $     1,157

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
                                                            $       560           $      545

The Company recorded a provision for losses on its mortgage portfolio of $500 during the nine months ended September 30, 2007.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Provision for losses                                        $       500           $      300

Interest expense related to other debts increased reflecting increased loan principal as well as increases in interest rates on variable rate bank loans.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
                                                            $       742           $      714

The Company accrued expenses of $75 and $82 for alternative minimum taxes in each of the nine months ending September 30, 2007 and 2006. The Company recognized $113 and $155 of deferred income tax benefits in 2007 and 2006, respectively, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Income tax benefit                                          $       38            $      73

Discontinued operations consist of the operations of business segments the Company considers held for sale or has disposed of.

                                                            Nine Months Ended     Nine Months Ended
                                                            September 30, 2007    September 30, 2006
                                                            ------------------    ------------------
Loss from discontinued operations                           $      (229)          $     (51)

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

      The Company's cash balance was $352 at September 30, 2007, compared to $891 at December 31, 2006.

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

Acquisitions and Financings

Loans payable which are scheduled to become due through 2010 are as follows:

                                                                              Outstanding
                                                              Original     Balance Including
                                                                Loan      Accrued Interest at      Due
            Purpose               Creditor                     Amount      September 30, 2007      Date
            -------               --------                     ------      ------------------      ----
Repurchase of Notes

Issued by the Company             Pemmil (1)(6)               $  2,500        $      2,089       12/27/08

Purchase of Real Estate Assets    Unaffiliated Bank (2)       $  4,500        $      1,160       03/01/08

Purchase of Real Estate Assets    Unaffiliated Bank (3)       $  2,668        $      2,360       06/30/08

Purchase of Mortgages             Unaffiliated Bank (4)       $  1,400        $      1,259       01/31/09

Refinancing of Repurchase of
Notes Issued by the Company       Unaffiliated Bank (5)       $  1,500        $      1,459       06/01/09

Construction Financing            Unaffiliated Bank (7)       $  4,225        $      4,270       03/01/10

(1) Interest rate is 12% per annum, compounded monthly. Interest is added to principal and is paid from a portion of cash received in satisfaction of certain mortgage loans. This loan is held by a Company owned by affiliates including Messrs. Casnoff, Chazanoff and Cohen.
(2) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The Company and the lender formally extended the due date to March 1, 2008. A principal payment of $3,350 was made from the proceeds of the Construction Loan Agreement as discussed in (7) below. Such loan becomes immediately due on March 1, 2008 and the inability of the Company to refinance or definitively extend such loan would have a material adverse effect on the Company's financial condition.
(3) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285.
(4) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required.
(5) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are Interest only. An annual principal payment of $50 is required. The majority of the loan proceeds were used to paydown an existing loan which accrues interest at a higher rate.
(6) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly-owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium.

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

(7) Represents Loans made in the Predevelopment Loan Phase under the Construction Loan Agreement which accrues interest at 2.50% over the 30 day libor rate that is payable monthly. Principal plus accrued and unpaid interest are due and payable on March 1, 2010.

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

Item 6. Exhibits

     Exhibits:  10.1 Construction Loan Agreement between Capmark Bank, Urban
                Development Fund II, LLC, Paramount Community Development Fund, LLC and DVL Kearny Holdings, LLC dated August 14, 2007.

                10.2 Asset Servicing Extension Agreement between DVL, Inc., Professional Services Corporation, KM Realty Corporation and NPO Management, LLC dated October, 2007.

                10.3 First Amendment to Lease between Amtad Property, Inc. and DVL, Inc, dated August 10, 2007.

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


                                       DVL, Inc.


                                       By: /s/ Henry Swain
                                           -------------------------------------
                                           Henry Swain
                                           Executive Vice President
                                           and Chief Financial Officer


November 14, 2007