Form 10KSB
period 2007-12-31
DVL INC /DE/
filed 2008-03-31
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the fiscal year ended December 31, 2007

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 1-8356

                                    DVL, INC.
                 (Name of small business issuer in its charter)

                Delaware                                  13-2892858
    (State or other jurisdiction of         (I.R.S. employer identification no.)
     Incorporation or Organization)

70 East 55th Street, New York, New York                    10022
(Address of principal executive offices)                 (Zip code)

                                 (212) 350-9900
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ____

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

Issuer's revenues for its most recent fiscal year were $10,973,852.

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of March 12, 2008 was $3,256,528.

The number of shares outstanding of Common Stock of the Registrant as of March 12, 2008 was 45,292,845.

                                    DVL, INC.

                INDEX TO ANNUAL REPORT ON FORM 10-KSB FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR END DECEMBER 31, 2007

                              ITEMS IN FORM 10-KSB
                              --------------------

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Description of Business                                             1
Item 2.   Description of Property                                             8
Item 3.   Legal Proceedings                                                   8
Item 4.   Submission of Matters to a Vote of Security Holders                 8

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities              9
Item 6.   Management's Discussion and Analysis or Plan of Operation           10
Item 7.   Financial Statements                                                20
Item 8.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                               21
Item 8A.  Controls and Procedure                                              21
Item 8B.  Other Information                                                   22

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons
            and Corporate Governance; Compliance with Section 16(a) of
            the Exchange Act                                                  23
Item 10.  Executive Compensation                                              26
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters                    29
Item 12.  Certain Relationships and Related Transactions and Director
            Independence                                                      33
Item 13.  Exhibits                                                            37
Item 14.  Principal Accountant Fees and Services                              45

      This 2007 Annual Report on Form 10-KSB contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financing, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

All dollar amounts presented herein are in thousands except share and per share amounts.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

      DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which the Company serves as general partner (each an "Affiliated Limited Partnership") and (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services.

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

      DVL is the general partner of approximately 42 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 1.9 million square feet. A majority of the properties are subject to triple net leases with various tenants. The principal tenant is Wal-Mart Stores, Inc. The Company also performs real estate and partnership management services for these partnerships. The Company, for the reasons detailed in Critical Accounting Policies in "Item 6 Management's Discussion and Analysis or Plan of Operation - Critical Accounting Policies", does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and in some cases limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method.

      The Company's other principal assets include (a) real estate interests held for investment or development, and (b) limited partnership interests in certain Affiliated Limited Partnerships.

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

      As of December 31, 2007, the Company had net operating loss carry-forwards ("NOLS") aggregating approximately $7,000 which expire in various years through 2019. The Company currently expects to utilize the entire $3,000 of NOLS which will expire through 2008. NOLS benefit the Company by offsetting certain taxable income dollar for dollar by the amount of the NOLS, thereby eliminating substantially all of the U.S. federal corporate tax on such income. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests in securitized portfolios will utilize significant unexpired NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

      DVL believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2009. The Company has in the past and expects in the future to continue to augment its cash flow provided by operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See "Management Discussion and Analysis or Plan of Operation."

      Pursuant to the terms of the 1993 settlement of a class action between the limited partners of Affiliated Limited Partnerships and DVL (the "Limited Partner Settlement"), a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments to income were significant enough that no amounts were accrued for the 5% contribution in 2007 or 2006. However, as a result of cash flows on certain mortgages the Company expensed amounts due to the fund $176 and $133 in 2007 and 2006, respectively.

      The Company's current strategy is to maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio and develop, lease and refinance or sell an
8.5 acre retail site located in Kearny, NJ which the Company has owned for more than 30 years and for which it has been designated as developer by the Town of Kearny.

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

      The purchase price for the Class B member interests was paid by the issuance of 8% per annum limited recourse promissory notes by S2. Principal and interest are payable from the future monthly cash flow. The notes mature from August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivable II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2007 was $3,111.

      In accordance with the purchase agreements entered into with respect to the interests in Receivables II-A and Receivables II-B, from the acquisition dates through December 31, 2007, the residual interest in securitized portfolios and the notes payable were increased by approximately $7,469 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest. Because the underlying obligation to pay the receivables is from insurance companies and not individuals, the Company has not created any reserve against the receivable.

      Mortgage Loans

      The Company's mortgage loan portfolio consists primarily of long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships secured by the types of properties discussed in "Overview" above. Most of the loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loans over the primary term of the related lease. The Company builds equity in the mortgage loans over time as the principal balance of such underlying mortgage loans are amortized. At December 31, 2007, the Company had investments in 26 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $20,187 (prior to the allowance for loan losses of approximately $3,448). These mortgage loan receivables are subject to underlying mortgage obligations of $5,682.

      Generally, the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenants are responsible for the payment of all taxes, insurance and other property costs. In certain instances, the partnership is required to maintain the roof and structure of the premises.

      DVL's mortgage portfolio described above included 21 loans with a net carrying value of $18,194 as of December 31, 2007, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. ("Wal-Mart"). These mortgage loan receivables were subject to underlying mortgage obligations pursuant to net leases which expire in 2008 - 2019 of $5,002 as of December 31, 2007 which loans self liquidate coterminous with the related lease to Wal-Mart. Wal-Mart is a public company subject to the reporting requirements of the SEC. If Wal-Mart closes a store it remains obligated to pay the rent with respect to such property. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

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

      Loan Portfolio

      The following table sets forth the loans held by the Company, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2007.

                                                      Number          Aggregate         Allowance
                                                        of              Loan            for Loan
                    Type of Loan                      Loans            Amount            Losses
                    ------------                      -----            ------            ------
Long-term mortgages due from Affiliated
  Limited Partnerships                                               $  37,032
      Less: unearned interest (1)                                      (16,845)
                                                                     ---------

      Total loans collateralized by mortgages           26              20,187          $   3,448
                                                      ----           ---------          ---------

Loans collateralized by limited partnership
  Interests                                             16                 227                195
                                                      ----           ---------          ---------

Advances due from Affiliated Limited Partnerships        8                  69                 --
                                                      ----           ---------          ---------

      Total loans                                       50           $  20,483          $   3,643
                                                      ====           =========          =========

----------
(1) Unearned interest represents the unamortized Balance of discounts on previously funded Loans.

      Investments in Affiliated Limited Partnerships

      The Company over the years has acquired various limited partnership interests in Affiliated Limited Partnerships. At December 31, 2007 and 2006, the Company's carrying value of such limited partnership interests was $815 and $940, respectively.

      Partnership Management

      The Company is the general partner of approximately 42 Affiliated Limited Partnerships, from which it receives management, transaction and other fees. The Company does not consolidate any of the Affiliated Limited Partnerships, except where the Company has control (see "Overview", above).

      Fees for Services

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO and/or, Cerberus Real Estate Capital Management, LLC. The fees from management service contracts are as follows:

                                                         2007             2006
                                                       --------         --------
Affiliate of

NPO and BCG                                            $     --         $     10
NPO                                                    $    248         $    210

      Real Estate Holdings

      The Company, directly and through various wholly owned subsidiaries, currently owns (or disposed of during the current year) the following properties:

(1) Eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants. This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease such property to multiple tenants and receives a positive cash flow from the property until such time as it can redevelop the Property as described below.

In connection with the redevelopment of the Property on December 11, 2007, DVL, and the it's wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings"), entered into a Redeveloper Agreement (the "Redeveloper Agreement") with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the "Town of Kearny"). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the "Redeveloper") as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. The Redeveloper Agreement supersedes the Conditional Agreement entered into on October 24, 2006. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

      The term of the Redeveloper Agreement along with the Redeveloper's rights thereunder, automatically expire on December 31, 2009 unless extended in writing by the Town of Kearny. If the Redeveloper is in default of any terms or conditions of the Redeveloper Agreement and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Town of Kearny is afforded a number of rights including the right to terminate the Redeveloper Agreement.

      The payment obligations and the completion of all work to be performed by the Redeveloper under the Redeveloper Agreement are jointly and severally guaranteed by Alan Casnoff, the President of the Company, and Lawrence J. Cohen, a stockholder and affiliate of the Company. Messrs. Casnoff and Cohen are principals of P&A Associates and Pemmil Management, LLC, respectively, which have entered into a Developer Services Agreement with the Company with respect to the development of the Property, as described below. The Company has agreed to indemnify Messrs. Cohen and Casnoff from any liability related to the Redeveloper Agreement.

      In connection with the Redeveloper Agreement, the Company previously entered into a Developer Services Agreement (the "Developer Services Agreement") with P&A Associates and Pemmil Management LLC (collectively the "Developer"). Under the Developer Services Agreement, the Company retained the Developer to provide developer services with respect to the development, construction and leasing of the Property. The Developer Services Agreement terminates upon the substantial completion of construction and occupancy by the tenants of at least 95% of the retail space to be developed on the Property.

      Pursuant to the Developer Services Agreement, the Developer will be paid a development fee of 4% of all project costs associated with the development of the Property (excluding financing costs) as specified in the Developer Services Agreement. Additionally, Developer will be paid 20% of the net cash flow generated by the project as a result of operations, refinancing and/or sale after Owner receives from operations a 15% return on its net cash investment and in the event of a refinancing or sale, the return of its net cash investment plus a 15% return on such investment.

      If the Developer is in default of any terms or conditions of the Developer Services Agreement and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Company is afforded a number of rights including the right to terminate the Developer Services Agreement.

(2) An 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which adjoins the Property described above.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of March 2008, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $720 as of December 31, 2007 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations.

(2) A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      In April 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement called for the Company to convey the property to the potential buyer for an agreed upon price of $475. The potential buyer subsequently filed suit against the Company regarding the extent of the environmental remediation work specified. The Company settled the suit with a payment of $52 and the cancellation of the Agreement of Sale.

      As of December 31, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors and may require litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item 7)at a carrying value of $747 after recording a provision for losses of $350 in 2007.

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

      As of March 31, 2008, the Company had 10 employees leased through CSI, all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's personnel are not represented by any labor union. The Company considers its relationship with its personnel to be good.

Segments

      The Company has two reportable segments; real estate and residual interests.

      You can find information about our business segment information in "Note
12. Segment Information" of our Notes to Consolidated Financial Statements.

ITEM 2. DESCRIPTION OF PROPERTY.

      The Company maintains corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 5,600 square feet of office space. The lease for such office space was due to expire on January 31, 2008 but was extended to March 31, 2015. The base rent of $216 per annum increased to $386 on February 1, 2008 and then increases to $409 beginning April 1, 2013. A description of the other properties owned by the Company appears in the subsection captioned "Real Estate Holdings" in Item 1 above which subsection is hereby incorporated by reference herein. The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space should be available to the Company on reasonable terms should the Company require additional space to accommodate future operations or expansion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN.0B". As of March 12, 2008, the last reported sales price of DVL common stock was $.11 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2007 and 2006. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2007                                                           High         Low
----                                                           ----         ---

Fourth Quarter . . . . . . . . . . . . . . . . . . . . .      $  .17      $  .12
Third Quarter  . . . . . . . . . . . . . . . . . . . . .         .24         .14
Second Quarter . . . . . . . . . . . . . . . . . . . . .         .16         .11
First Quarter  . . . . . . . . . . . . . . . . . . . . .         .15         .12

2006
----

Fourth Quarter . . . . . . . . . . . . . . . . . . . . .      $  .15      $  .06
Third Quarter  . . . . . . . . . . . . . . . . . . . . .         .14         .10
Second Quarter . . . . . . . . . . . . . . . . . . . . .         .16         .11
First Quarter  . . . . . . . . . . . . . . . . . . . . .         .20         .12

      At March 12, 2008, there were 3,587 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

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

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2009. The Company has in the past and expects in the future to continue to augment its cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of its assets and/or borrowings.

      Many of the mortgages currently held by the Company have underlying loans which are serviced by a substantial portion of the cash flow generated from the repayment of the Company's mortgage portfolio. A significant portion of these underlying loans will be fully paid in the years 2008 and 2009 (coterminous with the expiration of the related Wal-Mart lease) and in the event that the properties remain leased to Wal-Mart or a substitute tenant the Company anticipates that mortgages will thereafter provide significant cash flow to the Company, although there can be no assurance that this will occur.

      The Company's current strategy is to continue to maximize the value of its assets and meet its short term working capital needs by continuing to manage, administer and service its existing portfolio and develop, lease and refinance or sell an 8.5 acre retail site located in Kearny, NJ which the Company has owned for more than 30 years and for which it has been designated as developer by the Town of Kearny.

      At December 31, 2007, the Company had NOLS aggregating approximately $7,000 which will expire in various years through 2019. The Company expects to utilize $3,000 of the $7,000 of NOLS which will expire through 2008.

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

SIGNIFICANT EVENTS

There were no significant events during the years ended December 31, 2007 and 2006 respectively.

RESULTS OF OPERATIONS

      Comparison of the year ended December 31, 2007 to the year ended December 31, 2006.

DVL had income from continuing operations as follows:

                                                               2007       2006
                                                               ----       ----

Income from continuing operations                            $ 2,770     $ 1,826

      Interest income on mortgage loans from affiliates decreased to $2,536 as a result of the payoff of loan balances. Interest expense decreased as a result of anticipated loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

                                                               2007        2006
                                                               ----        ----

Interest on mortgage loans                                  $  2,536    $  2,716
Interest expense on underlying mortgages                    $    563    $    758

      The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying values.

                                                               2007        2006
                                                               ----        ----

Gain on satisfaction of mortgage loans                      $    954    $     --

      Management fees increased as a result of an agreed upon reimbursement of allocated expenses.

                                                               2007        2006
                                                               ----        ----

Management fees                                             $    248    $    220

Transaction and other fees were earned in connection with the sale of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

                                                               2007        2006
                                                               ----        ----

Transaction and other fees from partnerships                $    202    $     30

Interest income on residual interest and interest expense on the related notes payable increased in 2007 vs. 2006 as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                               2007        2006
                                                               ----        ----

Interest income on residual interests                       $  5,680    $  5,218
Interest expense on related notes payable                   $  3,089    $  2,940

Net rental income decreased primarily as a result of decreased gross rental income without a similar decrease in operating expenses. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                                               2007        2006
                                                               ----        ----

Net rental income from others                               $    737    $    827

Gross rental income from others                             $  1,351    $  1,432

      Distributions from partnerships increased in 2007 from 2006 primarily as a result of the 2007 resumption of distributions after a suspension in 2006.

                                                               2007        2006
                                                               ----        ----

Distributions from partnerships                             $    217    $     40

      General and administrative expenses increased in 2007 from 2006 primarily as a result of increased employee costs and insurance expense.

                                                               2007        2006
                                                               ----        ----

General and administrative                                  $  1,730    $  1,513

      The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement, which calls for an adjustment to reflect changes in the consumer price index.

                                                               2007        2006
                                                               ----        ----

Asset servicing fee                                         $    748    $    730

      Legal and professional fees increased primarily as a result of expenses to retain Sarbanes-Oxley professionals.

                                                               2007        2006
                                                               ----        ----

Legal and professional                                      $    300    $    221

      The Company recorded an additional provision for losses on its mortgage portfolio of $654 and $400 in 2007 and 2006, respectively.

                                                               2007        2006
                                                               ----        ----

Provision for losses                                        $    654    $    400

      Interest expense to affiliates increased in 2007 compared to 2006 as a result of increased amount of outstanding debt owed to affiliates.

                                                               2007        2006
                                                               ----        ----

Interest expense to affiliates                              $    230    $    221

Interest expense relating to other debts decreased in 2007 primarily due to the Company replacing existing debt with new bank borrowings at lower rates of interest and making additional principal payments while increasing the total debt outstanding.

                                                               2007        2006
                                                               ----        ----

Interest expense - others                                   $    960    $  1,000

      The Company accrued $130 and $100 for alternative minimum taxes in 2007 and 2006 respectively and recognized $0 and $8 in tax expense resulting from an under-accrual in 2005. The Company recognized $200 and $248 of deferred tax benefit in 2007 and 2006, respectively. The deferred tax benefit of $200 in 2007 resulted primarily from the deferred benefit related to the retained interests net of deferred tax expense relating to the utilization of NOLS.

                                                               2007        2006
                                                               ----        ----

Income tax benefit                                          $     70    $    140

      During the years ended December 31, 2007 and 2006 the Company disposed or plans to dispose of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

                                                               2007        2006
                                                               ----        ----

Loss from discontinued operations                           $    488    $     67

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance was $1,028 at December 31, 2007, compared with $891 at December 31, 2006.

      The Company's cash flow from operations is generated principally from rental income from its ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2009. The Company has in the past and expects in the future to continue to augment its cash flow from operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

      The Company's acquisition in 2001 of its member interest in Receivables II-A and Receivables II-B should continue to provide significant liquidity to the Company.

      The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company, after the payment of interest and principal on the notes payable, which are as follows:

                  Years                       Minimum     Maximum
                  -----                       -------     -------

         2008 to 2009                         $   743     $   880
         2010 to final payment                  1,050       1,150

      * Final payment on the notes payable expected 2015 related to the Receivables II-A transaction and 2017 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Outstanding loans payable as of December 31, 2007 which are scheduled to become due through 2013 are as follows:

                                                                                                   Outstanding
                                                                              Original          Balance Including
                                                                                Loan           Accrued Interest at            Due
                 Purpose                            Creditor                   Amount           December 31, 2007             Date
                 -------                            --------                   ------           -----------------             ----
Repurchase of Notes
Issued by the Company                      Pemmil (1)                        $  2,500              $   2,154               12/27/08

Purchase of Real Estate Assets             Unaffiliated Bank (2)             $  4,500              $   1,160               06/01/08

Purchase of Real Estate Assets             Unaffiliated Bank (3)             $  2,668              $   2,340               06/30/08

Purchase of Mortgages                      Unaffiliated Bank (4)             $  1,400              $   1,258               01/31/09

Refinancing of Repurchase of
Notes Issued by the Company                Unaffiliated Bank (5)             $  1,500              $   1,460               06/01/09

Construction Financing                     Unaffiliated Bank (6)             $  4,225              $   4,352               03/01/10
                                           Unaffiliated Bank (7)             $    250              $      --               02/01/13

(1) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. To fund the pur- chase of the Shares by the Company pursuant to the Stock Repurchase Agreement, Pemmil made an additional loan advance to the Company in the principal amount of $650 pur- suant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total principal amount outstanding under the Pemmil Loan Agreement to $1,956. Such principal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultan- eously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and remain in full force and effect. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such in- terest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and un- paid interest) to the extent that the Company consummates certain capital trans- actions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Com- pany's equity interest in S2 Holding, Inc., the Company's wholly-owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. In January of 2008, the Company paid $313,742 of in- terest accrued through December 31, 2007.

(2) Interest rate is prime plus 2% per annum. Monthly payments are interest only. The Company and the lender formally extended the due date to June 1, 2008. A principal payment of $3,350 was made from the proceeds of the Construction Loan Agreement as discussed in (9) below. Such loan becomes immediately due on June 1, 2008 and the inability of the Company to refinance or definitively extend such loan would have a material adverse effect on the Company's financial condition.

(3) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285. The inability of the Company to refinance or definitively extend such loan on or prior June 30, 2008 would have a material adverse effect on the Company's financial condition.

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

(6) The Company and DVL Holdings entered into a Construction Loan Agreement in August 2007 (the "Construction Loan Agreement") with CapMark Bank ("Capmark"), Urban Develop- ment Fund II, LLC ("Urban Fund") and Paramount Community Development Fund ("Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pur- suant to the Construction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the "Loans") to finance construction, acquisition and other costs associated with the Property.

      The Loans mature in phases and the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) will mature on March 1, 2010. Additional borrowings may now be made from time to time in accordance with the terms of the Construction Loan Agreement based on satisfaction of certain conditions including acquisition of a certain parcel of land contiguous with the Property and the completion of certain phases of the construction of the Property. The outstanding Principal amount of all Loans is payable on March 1, 2010 unless extended per the Construction Loan Agreement. The Loan accrues interest at 2.50% over the 30 day Libor rate that is payable monthly. Principal plus accrued and unpaid interest are due and payable on March 1, 2010.

(7) On January 30, 2008, the Company entered into a loan agreement with a third party lender for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

Contractual Obligations

                                                    Payments due by period
                                            Less than        1 - 3          3 - 5        More than
                               Total          1 Year         Years          Years         5 Years
                              -------        -------        -------        -------        -------
Debt Obligations:
  Debt                        $12,724        $ 5,754        $ 6,970        $    --        $    --

  Underlying mortgages
    Payable                     5,682          2,044          1,524            393          1,721
Purchase obligations:
  Asset servicing
    agreement (1)               2,256            752          1,504             --             --
Operating Lease
    Obligations (2)             2,769            308            772            772            917
                              -------        -------        -------        -------        -------

                Total:        $23,431        $ 8,858        $10,770        $ 1,165        $ 2,638
                              =======        =======        =======        =======        =======

(1) Subject to annual cost of living increases - See Item 12. Certain Relationships and Related Transactions.

(2) On August 10, 2007, the Company entered into the First Amendment to lease ("First Amendment") to that certain Lease, dated as of November 7, 2002 (the "Existing Lease") whereby the Company leases the premises lo- cated at Heron Tower, 70 East 55th Street, New York, New York in the City County and State of New York (the "Premises"). The First Amendment ex- tends the term of the Existing Lease through March 31, 2015 ("Extended Term") from its prior expiration scheduled for termination on January 31, 2008. Through and including January 31, 2008, rent for the Premises is the same as set forth commencing February 1, 2008, and ending on March 31, 2013, rent will be $386 per annum and during the period commencing April 1, 2013 and ending on March 31, 2015, rent will be $409 per annum. At expir- ation of the Existing Lease, the Company will have the option to extend the lease for an additional period of five years which will commence on April 1, 2015 and end on March 31, 2020 provided among other things that the lease was not terminated and there was no monetary default or non-monetary Event of Default (as defined in the Existing Lease).

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

      (iii) all major decisions must be approved by a limited partnership Oversight Committee of which DVL is not a member;

      (iv) there are no operating policies or decisions made with respect to the Affiliated Limited Partnership properties; and

      (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships, on a cost basis with the cost basis adjusted for impairments which took place in prior years.

ITEM 7. FINANCIAL STATEMENTS.

      See "Index to Consolidated Financial Statements" below.

                               Supplementary Data

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2007

                                         1st                 2nd                 3rd                  4th                 Full
                                       Quarter             Quarter             Quarter              Quarter               Year
Total Revenue                        $     2,878         $     2,495         $     2,689          $     2,912         $    10,974
Net income                                   629                 528                 568                  557               2,282
  Basic earnings per
    share:
Net income                           $       .02         $       .02         $       .02                  .01         $       .07
Diluted earnings per
  Share:
  Net income                         $       .01         $       .01         $       .01          $       .01         $       .04
Weighted average
  Shares outstanding:
  Basic                               37,534,583          32,909,353          32,909,353           33,043,869          34,083,726
  Diluted                             58,421,433          49,398,473          51,339,355           49,768,635          51,756,674

                           Quarterly Data (Unaudited)
                      For the Year Ended December 31, 2006

                                         1st                 2nd                 3rd                  4th                 Full
                                       Quarter             Quarter             Quarter              Quarter               Year
Total Revenue                        $     2,282         $     2,373         $     2,313          $     2,501         $     9,469
Net income                                   341                 687                 151                  580               1,759
  Basic earnings per
    share:
Net income                           $       .01         $       .02         $       .00                  .02         $       .05
Diluted earnings per
  Share:
  Net income                         $       .01         $       .01         $       .00          $       .01         $       .03
Weighted average
  Shares outstanding:
  Basic                               38,315,466          38,315,466          38,315,466           38,315,466          38,315,466
  Diluted                             60,817,197          59,123,503          56,953,580           57,434,694          58,720,563

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

ITEM 8A(T). CONTROLS AND PROCEDURES.

      Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive office or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Based on that assessment, under such criteria, our management concluded that the Company's internal control over financing reporting was effective as of December 31, 2007.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Attestation report of the registered public accounting firm

      Under current SEC rules, the Company is not required to file an auditor's attestation report on our management's assessment of the Company's internal control over financial reporting until we file our next annual report on Form 10-K.

ITEM 8B. OTHER INFORMATION.

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

      GARY FLICKER (age 49) has served as a director of the Company since January 2004. Mr. Flicker was Chief Financial Officer and Executive Vice President of DVL from April 1997 to November 2001 and remained employed by the Company until May 2002. Through December 2006 Mr. Flicker was President and Chief Executive Officer of Flick Financial, an accounting/financial consulting firm headquartered in Atlanta, Georgia. Mr. Flicker is a Certified Public Accountant. Mr. Flicker is currently Chief Financial Officer, Executive Vice President and Secretary of Xethanol Corp., a public company traded on the American Stock Exchange.

      ALAN E. CASNOFF (age 64) has served as President of the Company since November 1994, and was appointed as a director in November 2001. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1977 to October 1991, as secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since November, 2004, he has been of counsel to Zarwin, Baum, Devito ("Zarwin").

      IRA AKSELRAD (age 53) was elected to the Board of Directors of the Company to serve as a director on November 2, 2006. Mr. Akselrad is currently Executive Vice President and General Counsel of the Johnson Company, Inc., the private investment company of the Robert Wood Johnson IV family. Prior to joining the Johnson Company this year, he was, for the past 21 years, an attorney with the New York law firm of Proskauer Rose, LLP. For 16 of those years he was a member of the firm and represented a wide range of corporate and real estate clients. In addition to his client responsibilities, he chaired numerous firm committees and served as a member of the firm's six member Executive Committee.

      HENRY SWAIN (age 54) has served as Chief Financial Officer and Executive Vice President since April 2006. From November 2001 to April of 2006, Mr. Swain served as Vice President and Secretary of the Company. Mr. Swain is a Certified Public Accountant. Prior to joining the Company in 2001, Mr. Swain was associated with real estate owner/mangers, financial services firms and the accounting firm of Deloitte & Touche, LLP.

      KEITH B. STEIN (age 50) has been a special purpose director of the Company since September 1996. Mr. Stein is currently associated with Harbinger Capital Partners, a New York based hedge fund, ("Harbinger") as the Managing Director of HCP Real Estate Investors, LLC, the real estate investment fund within Harbinger. Mr. Stein was a Managing Director of Kimco Realty Corporation (NYSE:
KIM), specializing in investments in real estate and related securities. Mr. Stein is the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc., a position he has held since 1998. From October 1994 to May 1998, Mr. Stein was Managing Director of several privately held investment and financial advisory firms specializing in real estate and specialty finance companies. From March 1993 to September 1994, he served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a textile company, after having served the same company from October 1992 to February 1993 in the capacity of Acting General Counsel and Secretary. From 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP.

C. Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations from the Company's officers and directors that no other reports were required during or with respect to the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to such persons were satisfied except that Gary Flicker failed to timely file a Statement of Changes in Beneficial Ownership of Securities on Form 4 with respect to the exercise of stock options on December 30, 2007 (the Form 4 was subsequently filed on January 8, 2008), Alan Casnoff failed to timely file a Statement of Changes in Beneficial Ownership of Securities on Form 4 with respect to the exercise of stock options on December 30, 2007 (the Form 4 was subsequently filed on January 8, 2008), Lawrence J. Cohen failed to timely file a Statement of Changes in Beneficial Ownership of Securities on Form 4 with respect to the exercise of warrants for Common Stock on December 31, 2007 (the Form 4 was subsequently filed on January 9, 2008), Keith B. Stein failed to timely file a Statement of Changes in Beneficial Ownership of Securities on Form 4 with respect to the exercise of warrants for Common Stock on December 31, 2007 (the Form 4 was subsequently filed on February 6, 2008) and Henry Swain failed to timely file an Initial Statement of Beneficial Ownership of Securities on Form 3 with respect to his appointment as Executive Vice President and Chief Financial Officer (the Form 5 was subsequently filed on January 24, 2008).

D. Code of Ethics

      The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other financial executives. The code of ethics was filed as Exhibit 14 of the Form 10-KSB for the fiscal year ended December 31, 2003 with the Securities and Exchange Commission. Request for copies of our code of Ethics should be sent in writing to DVL, Inc., 70 East 55th Street, New York, New York 10022.

E. Audit Committee and Audit Committee Financial Expert

      The Audit Committee consists of Gary Flicker and Mr. Akselrad. DVL's board of directors has determined that Gary Flicker is an audit committee financial expert, as defined in the Securities and Exchange Act of 1934 and is independent as that term is defined under Rule 121 of the American Stock Exchange.

F. Nominating Committee

      The Company has not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION.

      A. SUMMARY COMPENSATION TABLE

      The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2007 and (if applicable) in 2006: (1) the person serving as the Company's chief executive officer during 2007; (2) the other person who was serving as an executive officer as of the end of 2007 whose compensation exceeded $100 during 2007; and
(3) the former Executive Vice President and Chief Financial Officer of the Company who was employed by the Company until April 2006.

                                                                            SUMMARY COMPENSATION TABLE
                                                                            --------------------------

    Name and Principal Position                                Year            Salary          Bonus          Total($)
    ---------------------------                                ----            ------          -----          --------
Alan E. Casnoff                                                2007             $142           $    -         $  142
President and Chief Executive
  Officer                                                      2006              138                -            138

Henry Swain                                                    2007             $128           $   20         $  148
Executive Vice President and
  Chief Financial Officer                                      2006              119               12            131

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

-------------------------------------------------------------------------------------------------------------------------------
                          Number of
                          Securities
                          Underlying             Number                 Equity Incentive              Option
                         Unexercised         of Securities                Plan Awards:               Exercise          Option
                         Options (#)       Underlying Options    Number of Securities Underlying       Price         Expiration
           Name          Exercisable       (#) Unexercisable    Unexercised Unearned Options (#)        ($)             Date
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Alan E. Casnoff            100,000                 --                           --                    0.0750          08-08-11
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Henry Swain                   --                   --                           --                       --              --
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

B. OPTION GRANTS IN LAST FISCAL YEAR

      The DVL, Inc. 1996 Stock Option Plan (the "Plan") provided for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

      The Plan provided that any one employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its NOLS (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership Change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions". During 2007, options to purchase 50,000 shares of common stock were exercised by Employees and Non-Employee Directors.

      As of December 31, 2007, options to purchase 678,000 shares were outstanding under the Plan. During 2007, options to purchase 217,000 shares, originally issued in 1996 expired and were cancelled.

      The Plan remained in effect until March 31, 2006, its termination date and was not renewed by the Company. No options may be granted under the Plan subsequent of the termination of the Plan.

The following is a table summarizing the compensation for non-employee directors.

                              DIRECTOR COMPENSATION

--------------------------------------------------------------------------------
                                                   Stock       Option
                      Fees Earned or Paid In       Awards      Awards      Total
   Name                        Cash                 ($)          ($)        ($)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Gary Flicker                    20                    --          --         20
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Ira Akselrad                    18                    --          --         18
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Keith B. Stein                   --                   --          --         --
--------------------------------------------------------------------------------

      C. COMPENSATION OF DIRECTORS

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

      The Company does not currently have any employment contracts in force.

      D. BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

      The Board of Directors acts in the place of a formal compensation committee. During 2007, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information as of March 12, 2008 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

    Name and Address of              Amount and Nature of
     Beneficial Owner                Beneficial Ownership      Percent of Class*
     ----------------                --------------------      -----------------

Lawrence J. Cohen                         4,974,197                  11.0%

Jay Chazanoff                             3,102,564                   6.9%

J.G. Wentworth, S.S.C.
  Limited Partnership
  40 Morris Avenue
  Bala Cynwyd, PA  19004                  3,000,000                   6.2%

To the Company's knowledge, J.G. Wentworth, S.S.C. Limited Partnership possesses: (1) the sole power to vote and direct the disposition of 3,000,000 shares of Common Stock, which consists of 3,000,000 shares of Common Stock issuable upon exercise of Warrants.

In September 1996, in connection with a loan by NPM Capital, LLC ("NPM") to DVL (the "Company"), the Company issued to and for the benefit of, each of the members of NPM, warrants (the "Warrants") to purchase such number of shares of the Company's Common Stock, $.01 par value, per share (the "Common Stock"), which when added to the 1,000,000 shares of Common Stock issued to such parties contemporaneously with the issuance of the warrants, amount to up to 49% of the outstanding Common Stock of the Company on a fully diluted basis. The Warrants became exercisable after September 27, 1999 and expired at 5:00 p.m. New York time on December 31, 2007 (the "Expiration Time"). As of December 31, 2007, all of such warrants represented the right to purchase a total of 29,706,045 shares of Common Stock at the purchase price of $0.0695 per share.

On December 31, 2007, prior to the Expiration Time, eight holders of the Warrants (certain of whom currently are significant stockholders or affiliates of the Company) exercised Warrants to purchase a total of 21,467,169 shares of Common Stock, of which Warrants to purchase 2,000,000 shares were exercised for cash and the remainder of which were exercised on a cashless basis (by forfeiture of a portion of the Warrants) pursuant to the terms of the Warrants. As a result of such exercise of the Warrants, a total of 12,325, 492 shares of Common Stock were issued to such eight individuals and the Company received a total of $139,000 as a result of the exercise of a portion of the

Warrants for cash. All of the unexercised Warrants (including the Warrants forfeited as a result of the cashless exercises) expired and terminated as of the Expiration Time in accordance with their and no Warrants remain outstanding. The Warrants were exercised as follows:

          Name                                      Number of Warrants Exercised
          ----                                      ----------------------------

    Lawrence J. Cohen (1)                                    2,879,802

    Jay Chazanoff (1)                                        1,676,944

    Ron Jacobs                                               1,329,467

    Stephen Simms                                            1,329,467

    Keith B. Stein                                             930,456

    Milton Neustadter                                          492,710

    Robert W. Barron                                           475,567

    Peter Gray                                                 216,216

(1) This information is based solely on the contents of a filing on an Amendment No. 3 to a Schedule 13D (as amended, the "Schedule 13D") jointly filed with the Securities and Exchange Commission on January 11, 2008 by Lawrence Cohen and Jay Chazanoff along with Milton Neustadter, Ron Jacobs, Stephen Simms and Peter Gray. According to the Schedule 13D, each of Messrs. Cohen and Chazanoff possesses sole voting and dispositive power solely with respect to the shares beneficially owned by him. Based upon the Schedule 13D, Messrs. Neustadter, Jacobs, Simms and Gray each beneficially own less than 5% of the outstanding shares of the Company's common stock and each possesses sole voting and dispositive power solely with respect to the shares beneficially owned by him.

Messrs. Jacobs, Simms, Gray, Baron, Stein and Neustadter exercised all of their warrants on a cashless basis in accordance with the terms of the warrant.

Messrs. Chazanoff and Cohen exercised 1,242,161 warrants and 2,445,019 warrants respectively for no cash and 434,783 warrants at $ 0.0695 per share.

B. SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as of March 11, 2008 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (5 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

     Name of                            Amount and Nature of          Percentage
Beneficial Owner(1)                     Beneficial Ownership           of Class

Alan E. Casnoff                              335,000 (2)                    *
Henry Swain                                       --                       --
Ira Akselrad                                      --                       --
Gary Flicker                                 145,000 (3)                    *
Keith B. Stein                             1,211,956                      2.7%
All current directors
and executive officers
as a group (5 persons)                     1,691,956 (4)                  3.7%

      *     Less than 1%

(1) Mr. Casnoff is an executive officer of the Company. Messrs. Casnoff, Akselrad and Flicker are the regular directors. Mr. Stein is the special purpose director.

(2) Excludes 480 shares held by Mr. Casnoff's adult son, as to which shares Mr. Casnoff disclaims beneficial ownership. Includes 51,000 shares owned by a corporation partially owned and controlled by Mr. Casnoff, and 100,000 shares which may be acquired upon the exercise of options exercisable within 60 days.

(3) Represents 120,000 shares which may be acquired upon the exercise of options exercisable within 60 days and 25,000 shares held by Mr. Flicker.

(4) Number of shares and percentage owned includes 220,000 shares which may be acquired through exercise of options held by certain of the named persons, which options are exercisable within 60 days. The number of outstanding shares for the purpose of computation of percentage of ownership by the group includes such shares.

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

      In connection with the loan by NPM (as defined in Item 11) in September 1996, the Company issued to, or for the benefit of, the members of the Florida Group (who are affiliates of NPM) and the Pembroke and Millennium Groups (who are affiliates of NPM and NPO), Warrants to purchase such number of shares of Common Stock as, when added to the Warrants, represent right to acquire up to 49% of the outstanding Common Stock on a fully diluted basis. In accordance with their terms, the Warrants were originally exercisable commencing January 1999 and expire December 31, 2007.

      Pursuant to a Stockholder's Agreement dated as of September 27, 1996 (the "Stockholders Agreement") entered into among the parties that acquired the Warrants (each, a "Holder"), the Holders had agreed to certain limitations on the disposition of Common Stock and Warrants owned or held by them. The Holders rights of first refusal/first offer with respect to the disposition of shares of Common Stock and Warrants held by other Holders (unless the disposition was made to certain specified affiliates of a Holder). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, A holder could have disposed of all of his or its shares of Common Stock (Excluding shares issuable upon exercise of Warrants). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder could have disposed of up to an aggregate of 49.9% (or more, subject to the consent of a majority of the other Holders in such Holder's Holder Group) of his shares of Common Stock issuable upon exercise of his Warrants after giving effect to conversation, exercise or exchange of such Warrants. The "Holder Groups" consisted of the "Millennium Gourp", the "Pembroke Group" and the "Florida Group". The members of the Millennium Group are Jay Chazanoff, Ron Jacobs and Stephen Simms. The members of the Pembroke Gorup are Lawrence J. Cohen and Milton Neustadter. The members of the Florida Group are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (through his holdings in the SIII Associates Limited Partnership and Third Addison Park Corporation).

      Effective as of January 2, 2008, the Stockholders Agreement has been terminated and no rights or restrictions remain outstanding thereunder. As a result of the termination of the Stockholders Agreement, each of the reporting individuals and the other Holders no longer possess shared dispositive power of any shares of Common Stock beneficially owned by an other joint filer or any other Holder.

                      Equity Compensation Plan Information

                                                                                                                   Number of
                                               Number of securities                                                securities
                                                 to be issued upon        Weighted average exercise price   remaining available for
                                              exercise of outstanding     of outstanding options warrants       future issuance
             Plan Category                  options warrants and rights              and rights                        (1)
             -------------                  ---------------------------   -------------------------------   -----------------------
                                                        (a)                             (b)                            (c)
Equity compensation approved by
security holders                                      678,000                           $.13                           -0-
Equity compensation plans not approved
by security holders                                     -0-                              -0-                           -0-
                                                     --------                           ----                           ---

Total                                                 678,000                           $.13                           -0-
                                                     ========                           ====                           ===

(1) The Plan remained in effect until March 31, 2006, it's termination date and was not renewed by the Company. No options may be granted under the plan subsequent to the termination of the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

      Pemmil Transaction

To repay the Company's existing obligation to Blackacre in the amount of $2,553, on December 27, 2005 the Company entered into a Loan and Security Agreement (the "Pemmil Loan Agreement") with Pemmil Funding, LLC ("Pemmil"), pursuant to which the Company borrowed from Pemmil $2,500. The Pemmil Loan Agreement provides that principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Loan Agreement) that result in net proceeds (as defined in the Loan Agreement) to the Company. The obligations under the Pemmil Loan Agreement were secured by a pledge of the Company's equity interest in S2. In 2006, Pemmil agreed to subordinate it's security interest in the Company's equity interest in S2 to secure new bank financing. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. In June 2006, the Company repaid Pemmil $1,450 from the proceeds of new bank financing. On March 16, 2007, the Company entered into Amendment No. 1 To Loan and Security Agreement ("Amendment No. 1") dated March 15, 2007 with Pemmil, pursuant to which Pemmil loaned the Company $650 on March 16, 2007 to fund the Company's purchase of the Shares under the Stock Repurchase Agreement on the same terms as the Pemmil Loan Agreement.

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company's President and a Director of the Company, and Lawrence J. Cohen who is a beneficial owner of greater than 10% of the Company's common stock. NPO, an affiliate of Messrs. Cohen, Jacobs and Chazanoff is a party to an asset services agreement with the Company, pursuant to which the Company paid approximately $748 and $730 in 2007 and 2006, respectively Mr. Stein is a special purpose director of the Company.

DVL believes that the rate being charged and the terms obtained are equal to or better than that which could be obtained in the market place.

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

During 2001 the Asset Servicing Agreement was extended under the same terms and conditions for another five years to March 2008. In October of 2007 the Asset Servicing Agreement was extended for an additional three year term until March 2011. The current annual fee is $752. The Company paid to NPO $748, and $730 in 2007 and 2006, respectively. As of December 31, 2007 and 2006 the Company had no accrued service fees payable to NPO. During 2007 and 2006 the Company provided office space under the Asset Servicing Agreement to NPO.

      The members of the Millennium Group, and the Pembroke Group, are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company, is an affiliate of NPM, and therefore has a material interest in said transactions. The members of the Millennium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millennium Group is comprised of and controlled by Jay Chazanoff, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

      Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). For 2006 the Company received $10, under such agreement. The limited partnership dissolved as of the end of 2005.

      The Company received fees from an entity whose partner is an affiliate of NPO in consideration for the Company providing administrative services. The Company received aggregate compensation of $24 in each of the years 2007 and 2006, respectively.

      The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During 2007, and 2006, the Company received compensation equal to $30, and $25, respectively, under such arrangement.

      The Company has received fees from an entity whose partners, are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company recorded fees of $194 and $162, in 2007 and 2006, respectively.

      The Millennium Group, an affiliate of NPO, received approximately $33 and $-0- for 2007, and 2006, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2007 and 2006 the Company paid or accrued fees of $108 and $108, respectively, to the Millennium Group.

      The Philadelphia, Pennsylvania, law firm of Zarwin, Baum, DeVito, ("Zarwin") of which Alan E. Casnoff, the President and CEO and a director of the Company is of counsel, has acted as counsel to the Company since November, 2004. Legal fees for services rendered by Zarwin to the Company during 2007 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

In connection with the Redeveloper Agreement, the Company previously entered into a Developer Services Agreement (the "Developer Services Agreement") with P&A Associates and Pemmil Management LLC (collectively the "Developer"). Under the Developer Services Agreement, the Company retained the Developer to provide developer services with respect to the development, construction and leasing of the Property. The Developer Services Agreement terminates upon the substantial completion of construction and occupancy by the tenants of at least 95% of the retail space to be developed on the Property.

      Pursuant to the Developer Services Agreement, the Developer will be paid a development fee of 4% of all project costs associated with the development of the Property (excluding financing costs) as specified in the Developer Services Agreement. Additionally, Developer will be paid 20% of the net cash flow generated by the project as a result of operations, refinancing and/or sale after Owner receives from operations a 15% return on its net cash investment and in the event of a refinancing or sale, the return of its net cash investment plus a 15% return on such investment.

      If the Developer is in default of any terms or conditions of the Developer Services Agreement and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Company is afforded a number of rights including the right to terminate the Developer Services Agreement.

Director Independence

      As of December 31, 2007, Messers. Flicker, Akselrad & Stein are independent as the term is defined under Rule 121 of the American Stock Exchange.

ITEM 13. EXHIBITS.

      The following documents are filed as part of this report:

      The Financial Statements required by Item 7 of this report are listed below:

                                     Item 7

                                                                   Page No.
                                                                   --------

        Report of Independent Registered Public
          Accounting Firm                                           F - 1

        Consolidated Balance Sheets -
        December 31, 2007 and 2006                                  F - 2

        Consolidated Statements of Operations
        for the years ended December 31, 2007 and 2006              F - 4

        Consolidated Statements of Shareholders' Equity
        for the years ended December 31, 2007 and 2006              F - 6

        Consolidated Statements of Cash Flows for
        the years ended December 31, 2007 and 2006                  F - 7

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

10.25 Common Stock Warrant dated as of August 15, 2001. (Incorporated by reference to DVL's Form 8-K dated August 28, 2001.)

10.26 Client Service Agreement between the Company and Compensation Solutions, Inc. dated March 28, 2003. (Incorporated by reference to DVL's Form 10-Q for the quarter ended March 31, 2003.)

10.27 $1,450,000 Promissory Note issued by DVL, Inc. in favor of Pennsylvania Business Bank, dated April 28, 2004. (Incorporated by reference to Exhibit 10.1 to DVL's Form 10-Q for the quarter ended June 30, 2004.)

10.28 Loan Agreement between DVL, Inc. and Pennsylvania Business Bank dated April 28, 2004. (Incorporated by reference to Exhibit 10.2 to DVL's Form 10-Q for the quarter ended June 30, 2004.)

10.29 Promissory Note, dated December 28, 2004, issued by DVL Mortgage Holdings, LLC and DVL, Inc. in favor of Harleysville National Bank and Trust Company. (Incorporated by reference to Exhibit 10.29 to DVL's Form 10-KSB filed for the year ended December 31, 2005.)

10.30 Assignment Agreement, dated as of December 28, 2004, between Rumson Mortgage Holdings LLC and DVL Mortgage Holdings LLC, Inc. (Incorporated by reference to Exhibit 10.30 to DVL's Form 10-KSB filed for the year ended December 31, 2005.)

10.31 Loan Agreement, dated December 28, 2004, by and among Harleysville National Bank and Trust Company and DVL Mortgage Holdings LLC. (In-corporated by to Exhibit 10.31 to DVL's Form 10-KSB filed for the year ended December 31, 2005.)

10.32 Loan and Security Agreement, dated December 27, 2005, by and between DVL, Inc. and Pemmil Funding, LLC. (Incorporated by reference to
          Exhibit 10.32 to DVL's Form 10-KSB for the year ended December 31, 2005.)

10.33 Stock Repurchase Agreement dated March 16, 2007 between DVL, Inc., Blackacre Bridge Capital, L.L.C. and Blackacre Capital Group, L.P. (Incorporated by reference to Exhibit 10.33 to DVL's Form 10-KSB for fiscal year ended December 31, 2006.)

10.34 Amendment No. 1 To Loan and Security Agreement, dated March 15, 2007 between DVL, Inc. and Pemmil Funding, LLC. (Incorporated by reference to Exhibit 10.34 to DVL's Form 10-KSB for the fiscal year ended December 31, 2006.)

10.35 Loan and Security Agreement, dated June 5, 2006 by and between DVL, Inc. and First Penn Bank. (Incorporated by reference to Exhibit 10.1 to DVL's Form 10-QSB filed on August 14, 2006.)

10.36 Change in Terms Agreement, dated September 1, 2006 by and between DVL, Inc. and Pennsylvania Business Bank. (Incorporated by reference to
          Exhibit 10.1 to DVL's Form 10-QSB filed on November 14, 2006.)

10.37 Agreement between the Town of Kearny, New Jersey and DVL, Inc. approved on October 24, 2006. (Incorporated by reference to Exhibit
          10.34 to DVL's Form 10-KSB for the fiscal year ended December 31, 2006.)

10.38 Agreement of Sale dated April 27, 2006 by and between DVL, Inc. and 354 Broadway Associates, LLC. (Incorporated by reference to Exhibit
          10.38 to DVL's Form 10-KSB for the fiscal year ended December 31, 2006.)

10.39 First Amendment of Agreement of Sale dated June 28, 2006 by and be-tween DVL, Inc. and 354 Broadway Associates, LLC. (Incorporated by reference to Exhibit 10.39 to DVL's Form 10-KSB for the fiscal year ended December 31, 2006.)

10.40 Second Amendment of Agreement of Sale dated September 25, 2006 by and Between DVL, Inc. and 354 Broadway Associates, LLC. (Incorporated by reference to Exhibit 10.40 to DVL, Inc.'s Form 10-KSB for the fiscal year ended December 31, 2006.)

10.41 Loan Extension Agreement Between Pennsylvania Business Bank and Del Toch, LLC, Delborne Land Company LLC, and Delbrook Holding, LLC dated March 2, 2007.(Incorporated by reference to Exhibit 10.1 to DVL's Form 10-QSB for the quarter ended March 31, 2007.)

10.42 Loan Extension Agreement between Pennsylvania Business Bank and Del Toch, LLC, Delborne Land Company, LLC and Delbrook Holding LLC, dated June 1, 2007. (Incorporated by reference to Exhibit 10.1 to DVL's Form 10-QSB for the quarter ended June 30, 2007.)

10.43* Construction Loan Agreement dated August 2007 between DVL Kearny Holdings LLC, CapMark Bank, Urban Development Fund II LLC, and Paramount Community Development Fund.

10.44* Asset Servicing Extension Agreement dated October 31, 2007 between DVL, Inc., Professional Services Corporation, K.M. Realty Corporation, and NPO Management, LLC.

10.45* First Amendment to Lease dated August 10, 2007 to that certain lease dated November 7, 2002 between DVL, Inc. and Amstad Property, Inc.

10.46 Construction Loan Agreement between Capmark Bank, Urban Development Fund II, LLC, Paramount Community Development Fund, LLC, and DVL Kearny Holdings, LLC (dated August 14, 2007). (Incorporated by reference to DVL's Form 10-QSB for the quarter ended September 30, 2007.)

10.47 Asset Servicing Extension Agreement between DVL, Inc., Professional Services Corporation, KM Realty Corporation and NPO Management, LLC dated October, 2007. (Incorporated by reference to DVL's Form 10-QSB for the quarter ended September 30, 2007.)

10.48 Redeveloper Agreement dated December 11, 2007 between DVL, Inc., DVL Kearny Holdings, LLC, and the Town of Kearny, New Jersey. (Incorpor-ated by reference to DVL's Current Event Report on Form 8-K dated December 11, 2007.)

10.49 Developer Services Agreement between DVL, Inc., P&A Associates, and Pemmil Management, LLC. (Incorporated by reference to DVL's Current Event Report on Form 8-K dated December 11, 2007.)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Audit Fees: The aggregate fees billed or to be billed by the Company's auditors, Imowitz, Koenig & Co., LLP, for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $120 for 2007 and $100 for 2006.

      Tax Fees: The aggregate fees billed by Imowitz Koenig & Co., LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $31 for 2007 and 2006.

      All other fees: There were no other services performed for 2007 or 2006.

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Imowitz Koenig & Co., LLP are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Imowitz Koenig & Co., LLP require pre-approval by the Audit Committee. The procedures require all proposed engagements of Imowitz Koenig & Co., LLP for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2007 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                                 DVL, INC.


Dated: March 27, 2008                            By: /s/ Alan E. Casnoff
                                                     ---------------------------
                                                     Alan E. Casnoff, President
                                                     and Chief Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report to be signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                                Title                        Date
---------                                -----                        ----


/s/ Henry Swain                Executive Vice President and       March 27, 2008
---------------------          Chief Financial Officer
Henry Swain                    (Principal Financial and
                               Accounting Officer)


/s/ Alan E. Casnoff            Director, President and Chief      March 27, 2008
---------------------          Executive Officer (Principal
Alan E. Casnoff                Executive Officer)



/s/ Gary Flicker               Chairman of the Board              March 27, 2008
---------------------
Gary Flicker



/s/ Ira Akselrad               Director                           March 27, 2008
---------------------
Ira Akselrad

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Financial Statements of DVL, Inc.
  And Subsidiaries and Report of Independent Registered Public Accounting Firm

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                   F - 1

Consolidated Balance Sheets - December 31, 2007 and 2006                  F - 2

Consolidated Statements of Operations for the years ended
   December 31, 2007 and 2006                                             F - 4

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2007 and 2006                                 F - 6

Consolidated Statements of Cash Flows for the years ended
    December 31, 2007 and 2006                                            F - 7

Notes to Consolidated Financial Statements                                F - 10

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.

We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DVL, Inc. and subsidiaries as of December 31, 2007, and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
March 31, 2008

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     December 31,
                                                                  ------------------

                                                                    2007       2006
                                                                  -------    -------
ASSETS

Residual interests in securitized portfolios                      $47,705    $45,318
                                                                  -------    -------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $16,845 for 2007 and $19,049 for 2006)     20,187     23,688

    Allowance for loan losses                                       3,448      2,986
                                                                  -------    -------

    Net mortgage loans receivable                                  16,739     20,702
                                                                  -------    -------

Cash and cash equivalents (including restricted cash of
   $108 and $33 for 2007 and 2006 respectively)                     1,028        891

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $1,150 for 2007 and $963 for 2006)              7,329      7,488

  Affiliated limited partnerships (net of allowance for
    losses of $448 for 2007 and 2006 respectively)                    815        940

Net deferred tax asset                                              2,743      2,543

Other assets                                                        1,794        832

Other assets of discontinued operations                             1,474      1,772
                                                                  -------    -------

Total assets                                                      $79,627    $80,486
                                                                  =======    =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                   December 31,
                                                              ---------------------

                                                                2007         2006
                                                              --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                        $ 38,425     $ 37,849

    Underlying mortgages payable                                 5,682        9,175
    Debt - other                                                10,570       10,309
    Debt - affiliates                                            2,154        1,274
    Redeemed notes payable - litigation settlement                 775          778
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $20 for
      2007 and $19 for 2006)                                       159          242
    Liabilities of discontinued operations                         176          950
                                                              --------     --------

  Total liabilities                                             57,941       60,577
                                                              --------     --------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized -
       100 shares for 2007 and 2006 issued and outstanding
       100 shares for 2007 and 2006                                  1            1
     Preferred stock, $.01 par value, authorized 5,000,000
       shares for 2007 and 2006, issued and outstanding -
       0 shares for 2007 and 2006                                   --           --
     Common stock, $.01 par value, authorized -
       90,000,000 shares, issued and outstanding -
       45,284,845 shares for 2007 and 38,315,466 shares
       for 2006                                                    453          383
     Additional paid-in capital                                 97,060       97,635
     Deficit                                                   (75,828)     (78,110)
                                                              --------     --------

     Total shareholders' equity                                 21,686       19,909
                                                              --------     --------

     Total liabilities and shareholders' equity               $ 79,627     $ 80,486
                                                              ========     ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                            2007         2006
                                                          --------     --------

Income from affiliates:
   Interest on mortgage loans                             $  2,536     $  2,716
   Gain on satisfaction of mortgage loans                      954           --
   Partnership management fees                                 261          256
   Management fees                                             248          220
   Transaction and other fees from partnerships                202           30
   Distributions from partnerships                             217           40

Income from others:
   Interest income - residual interests                      5,680        5,218
   Net rental income (including depreciation and
     amortization of $204 for 2007 and $193 for 2006           737          827
   Distributions from investments                               62           61
   Other income and interest                                    77          101
                                                          --------     --------

                                                            10,974        9,469
                                                          --------     --------

Operating expenses:
   General and administrative                                1,730        1,513
   Asset servicing fee - NPO Management LLC                    748          730
   Legal and professional fees                                 300          221
   Provision for losses                                        654          400

Interest expense:
   Underlying mortgages                                        563          758
   Notes payable - residual interests                        3,089        2,940
   Affiliates                                                  230          221
   Others                                                      960        1,000
                                                          --------     --------

                                                             8,274        7,783
                                                          --------     --------

Income from continuing operations before income
   tax benefit                                               2,700        1,686

Income tax benefit                                              70          140
                                                          --------     --------

Income from continuing operations                            2,770        1,826
                                                          --------     --------

Loss from discontinued operations -
   Net of tax of $0 in all years                              (488)         (67)
                                                          --------     --------

Net income                                                $  2,282     $  1,759
                                                          ========     ========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (continued)

                                                      2007             2006
                                                 -------------    -------------
Basic earnings per share:

   Income from continuing operations             $         .08    $         .05
   Loss from discontinued operations                      (.01)            (.00)
                                                 -------------    -------------
   Net income                                    $         .07    $         .05
                                                 =============    =============

Diluted earnings per share:

   Income from continuing operations             $         .05    $         .03
   Loss from discontinued operations                      (.01)            (.00)
                                                 -------------    -------------
   Net income                                    $         .04    $         .03
                                                 =============    =============

Weighted average shares outstanding - basic         34,083,726       38,315,466
Effect of dilutive securities                       17,672,948       20,405,097
                                                 -------------    -------------

Weighted average shares outstanding - diluted       51,756,674       58,720,563
                                                 =============    =============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                     Preferred Stock               Common Stock           Additional
                                -------------------------   --------------------------     Paid - In
                                   Shares        Amount        Shares         Amount        Capital        Deficit          Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance - January 1, 2006               100   $         1    38,315,466    $       383    $    97,635    $   (79,869)   $    18,150

Net income                               --            --            --             --             --          1,759          1,759
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance - December 31, 2006             100             1    38,315,466            383         97,635        (78,110)        19,909

Repurchase of Blackacre stock            --            --    (5,406,113)           (54)          (594)            --           (648)

Exercise of warrants                     --            --    12,325,492            123             16             --            139

Exercise of stock options                --            --        50,000              1              3             --              4

Net income                               --            --            --             --             --          2,282          2,282
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance - December 31, 2007             100   $         1    45,284,845    $       453    $    97,060    $   (75,828)   $    21,686
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                2007        2006
                                                              -------     -------
Cash flows from operating activities:

Continuing operations:
Income from continuing operations                             $ 2,770     $ 1,826
 Adjustments to reconcile income to net cash used in
   operating activities from continuing operations
 Interest income accreted on residual interests                  (897)       (918)
 Accrued interest added to indebtedness                             8          44
  Depreciation                                                    186         187
  Provision for loan losses                                       462         400
  Amortization of unearned interest on loans receivable        (2,204)     (1,283)
  Net increase in deferred tax asset                             (200)       (248)
  Net increase in other assets                                   (385)        (67)
  Net decrease in accounts payable, security deposits and
    accrued liabilities                                           (83)       (235)
  Net increase in deferred income                                   1           1
                                                              -------     -------

  Net cash used in continuing operations                         (342)       (293)
                                                              -------     -------
Discontinued operations:
  Loss from discontinued operations - net of tax                 (488)        (67)
   Adjustment to reconcile loss to net cash used in
    discontinued operations
    Net decrease in assets and liabilities of discontinued
     operations                                                  (476)       (163)
                                                              -------     -------
    Net cash used in discontinued operations                     (964)       (230)
                                                              -------     -------
    Net cash used in operating activities                      (1,306)       (523)
                                                              -------     -------

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                                2007        2006
                                                              -------     -------
Cash flows from investing activities:

Collections on loans receivable                               $ 5,705     $ 3,050
Real estate acquisitions and capital improvements                 (27)         (2)
Net decrease (increase) in affiliated limited
  partnership interests and other investments                     125         (14)
                                                              -------     -------

    Net cash provided by investing operations                   5,803       3,034
                                                              -------     -------

Cash flows from financing activities:

   Proceeds from new borrowings                                 5,203       1,500
   Principal payments on debt                                  (4,070)     (1,639)
   Payment of prepaid financing costs                            (577)         --
   Repurchase of outstanding common stock                        (649)         --
   Proceeds from the exercise of warrants and options             143          --
   Payments on underlying mortgages payable                    (3,493)     (2,753)
   Payments on notes payable - residual interests                (914)       (580)
   Payments related to debt redemptions                            (3)        (11)
                                                              -------     -------

   Net cash used in financing activities                       (4,360)     (3,483)
                                                              -------     -------

Net increase (decrease) in cash                                   137        (972)
Cash, beginning of year                                           891       1,863
                                                              -------     -------

Cash, end of year                                             $ 1,028     $   891
                                                              =======     =======

Supplemental disclosure of cash flow Information:

Cash paid during the year for interest                        $ 4,786     $ 4,794
                                                              =======     =======

Cash paid for income taxes                                    $   151     $   151
                                                              =======     =======

See notes to consolidated financial statements.

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                                2007        2006
                                                              -------     -------
Supplemental disclosure of non-cash investing and
  financing activities:

  Residual interests in securitized portfolios -
    Increase                                                  $ 1,490     $ 2,202
                                                              =======     =======

  Notes payable - residual interests - Increase               $ 1,490     $ 2,202
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

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1. Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the NASD under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has seven 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), Delborne Land Company, LLC ("Delborne"), S2 Holdings, LLC ("S2"), DVL Mortgage Holdings, LLC ("DMH"), DVL Kearny Holdings, LLC ("DVLKH"), Delbrook Holdings, LLC ("Delbrook"), all of which are consolidated for accounting purposes. In consideration of Financial Accounting Standards Board Interpretation No. 46R ("FIN 46R"). DVL does not consolidate the various partnerships (the "Affiliated Limited Partnerships") in which it holds the general partner and limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method due to the following:
(i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) (the "Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements of the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships on a cost basis with the cost basis adjusted for impairments, if any. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

      Also, DVL has two inactive subsidiaries: Del-Val Capital Corp. ("DVCC") and RH Interests, Inc. ("RH"), which have been consolidated in these financial statements. Additionally, S2 owns 99.9% Class B member interests in Receivables II-A, LLC and Receivables II-B, LLC which are passive entities created solely to receive the residual cash flow from the securitized receivable pools that each entity owns. Receivables IIA, LLC and Receivables IIB, LLC are consolidated into S2 for financial reporting purposes. All material inter-company transactions and accounts are eliminated in consolidation.

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

c. INCOME RECOGNITION: Interest income is recognized on the effective interest method for the residual interest and all performing loans. The Company stops accruing interest once a loan becomes non-performing. A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful. Interest income on restructured loans are recorded as the payments are received. The Company did not have any impaired loans at December 31, 2007 and 2006.

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

h. RESTRICTED CASH: As of December 31, 2007 and 2006, DVL had restricted cash of $108, and $33, respectively. The restricted cash at December 31, 2007 and 2006, represents monies owed to the settlement fund established pursuant to the Limited Partnership Settlement.

i. FEDERAL INCOME TAXES: DVCC, PSC, RH, Del Toch, S2, DMH, DVLKH, Delbrook and Delborne are included in DVL's consolidated federal income tax return.

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

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2007 and 2006:

----------------------------------------------------------------------------------------------------------------------------------
                                                                            2007                                2006
                                                              ----------------------------------    ------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                                                                           Weighted       Per                  Weighted     Per
                                                                Net        Average       Share       Net       Average     Share
                                                               Income       Shares      Amount      Income      Shares     Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS, Net income available to common stockholders        $ 2,282     34,083,726     $   .07    $1,759    38,315,466    $  .05
----------------------------------------------------------------------------------------------------------------------------------
Effect of litigation settlement notes                              --             --                    --            --
----------------------------------------------------------------------------------------------------------------------------------
Effective of dilutive stock options and warrants                   --     17,672,948          --        --    20,405,097        --
                                                              -------     ----------     -------    ------    ----------    ------
----------------------------------------------------------------------------------------------------------------------------------
Diluted EPS, Net income available to common stockholders      $ 2,282     51,756,674     $   .04    $1,759    58,720,563    $  .03
                                                              =======     ==========     =======    ======    ==========    ======
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

      At December 31, 2007, and 2006, outstanding stock options and warrants excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 210,000 and 3,380,000, thereby resulting in an anti-dilutive effect.

      In 2004, the Company adopted the fair value recognition Provisions of SFAS 123R prospectively to all employee awards granted, modified or settled after the adoption.

      SFAS 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. Stock based compensation for 2007 and 2006 is $0 and $0, respectively.

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

m. RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 2007 presentation, including the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

      The provisions of FIN 48 are effective January 1, 2007. The provisions of FIN 48 are to be applied to all tax position upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company has determined that FIN 48 will have no effect on our consolidated results of operations and financial position.

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities is not expected to have a material effect on the Company's consolidated financial statements. The Company has not determined whether the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on its consolidated financial position and results of operations on January 1, 2009.

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

      The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2. The Notes Payable - residual interests balances were $38,425 and $37,849 as of December 31, 2007 and 2006, respectively. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of an original amount up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2007 was $3,111. Payments, if any, due under this guaranty are payable after August 15, 2020.

      In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through December 31, 2007, the residual interests in securitized portfolios and the notes payable were increased by approximately $7,469 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      The following table reconciles the initial purchase price with the carrying value at December 31, 2007:

         Initial purchase price                      $ 35,791
         Adjustments to purchase price                  7,469
         Principal payments                               (51)
         Accretion                                      4,496
                                                     --------
                                                     $ 47,705
                                                     ========

      The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

                        Years                        Minimum             Maximum
                        -----                        -------             -------

       2008 to 2009                                  $   743             $   880
       2010 to final payment on notes payable*       $ 1,050             $ 1,150

      * Final payment on the notes payable expected 2016 related to the Receivables II-A transaction and 2016 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2007 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

      Carrying value of residual interests                        $47,705
      Fair value of residual interest                             $47,705
      Weighted-average life (in years)                                6.9
      Expected credit losses                                          4.0%
        Impact on fair value of 10% adverse change                    456
        Impact on fair value of 20% adverse change                    599
      Discount rate                                                 12.25%
        Impact on fair value of 10% adverse change                  3,300
        Impact on fair value of 20% adverse change                  4,936

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

      DVL's mortgage portfolio included 21 mortgage loans with net carrying values of $18,194 and $20,795 as of December 31, 2007 and 2006, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

      DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates ranging from 6.53% and 8.25% and require principal and interest payments solely from the proceeds of the wrap-around mortgages receivable.

      The Limited Partnership Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 14.37% per annum, aggregating net carrying values of $2,384, and $4,398 subject to underlying mortgages of $147, and $626, at December 31, 2007 and 2006, respectively, and original maturity dates through 2028.

      In addition, at the time of the Limited Partnership Settlement, the terms of the loans to Kenbee Management, Inc. ("Kenbee") collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partners bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2007 and 2006 the modified loans due directly from the Affiliated Limited Partnerships aggregated net carrying values of $7,023 and $9,362 and were subject to underlying mortgages of $4,086, and $5,971, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $244, and $233, for 2007 and 2006, respectively.

DVL's mortgage and other loans due from Affiliated Limited Partnerships and limited partners are as follows:

                                                                                  2007
                                                           ---------------------------------------------------
                                                                                       Accrued       Allowance
Mortgage Loans Due From Affiliated Limited                                             Interest      For Loan
Partnerships                                               Number of        Loan      Included in     Losses
        (Dollar Amounts in Thousands)                        Loans        Balance    Loan Balance    (Note 4)
--------------------------------------------------------   ---------      -------    ------------    ---------
Long-term wrap-around mortgage loans ranging from                15       $27,091       $     5       $ 1,499
$248 to $4,435 in 2007 and from $273 to $4,627 in
2006 maturing at various dates through May 2029
(a)

Other long-term mortgage loan of $1,088 in 2007                   1         1,088            --           100
and $1,123 in 2006 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                   10         8,853            --         1,849
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $292 to $1,898 in
2007 and from $420 to $2,004 in 2006 maturing at
various dates through January 2030 (c)
                                                            -------       -------       -------       -------
Total mortgage loans                                             26        37,032             5         3,448

Loans Collateralized By Limited Partnership Interests

Loans ranging from $1 to $45 in 2007 and from $1                 16           227            --           195
to $144 in 2006 in default (d) Included in other
assets

Due from affiliated partnerships

Advances and Other                                                8            69            --            --
                                                            -------       -------       -------       -------
Total loans receivable                                           50        37,328       $     5       $ 3,643
                                                            =======       =======       =======       =======

Less unearned interest on partnership mortgage                             16,845
loans                                                                     -------

Net loans receivable                                                      $20,483
                                                                          =======

Underlying mortgages ranging from $9   to $1,884                          $ 5,682
in 2007 and from $108 to $1,990 in 2006 maturing                          =======
at various dates through 2019

                                                                                2006
                                                          ---------------------------------------------------
                                                                                       Accrued      Allowance
Mortgage Loans Due From Affiliated Limited                                            Interest      For Loan
Partnerships                                              Number of       Loan      Included In      Losses
        (Dollar Amounts in Thousands)                       Loans        Balance    Loan Balance    (Note 4)
--------------------------------------------------------  ---------      -------    ------------    ---------
Long-term wrap-around mortgage loans ranging from               17       $30,263       $    13       $   997
$248 to $4,435 in 2007 and from $273 to $4,627 in
2006 maturing at various dates through May 2029
(a)

Other long-term mortgage loan of $1,088 in 2007                  1         1,123            --            --
and $1,123 in 2006 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                  11        11,351            --         1,989
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $292 to $1,898 in
2007 and from $420 to $2,004 in 2006 maturing at
various dates through January 2030 (c)
                                                           -------       -------       -------       -------
Total mortgage loans                                            29        42,737            13       $ 2,986

Loans Collateralized By Limited Partnership Interests

Loans ranging from $1 to $45 in 2007 and from $1                17           228            --           195
to $144 in 2006 in default (d) Included in other
assets

Due from affiliated partnerships

Advances and Other                                              10            85            --            --
                                                           -------       -------       -------       -------
Total loans receivable                                          56        43,050       $    13       $ 3,181
                                                           =======       =======       =======       =======

Less unearned interest on partnership mortgage                            19,049
loans                                                                    -------

Net loans receivable                                                     $24,001
                                                                         =======

Underlying mortgages ranging from $9   to $1,884                         $ 9,175
in 2007 and from $108 to $1,990 in 2006 maturing                         ========
at various dates through 2019

Activity on all collateralized loans is as follows:

                                                        2007             2006
                                                      --------         --------

                                                           (in thousands)

Balance, beginning of year                            $ 42,965         $ 46,016
Collections on loans to affiliates                      (5,706)          (3,051)
                                                      --------         --------
Balance, end of year                                  $ 37,259         $ 42,965
                                                      ========         ========

Unearned interest activity is as follows:

                                                        2007             2006
                                                      --------         --------

                                                            (in thousands)

Balance, beginning of year                            $ 19,049         $ 20,332
Amortization to income                                  (2,204)          (1,283)
                                                      --------         --------
Balance, end of year                                  $ 16,845         $ 19,049
                                                      ========         ========

      (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $1,596 in 2007 and $3,207 in 2006 which bear interest at rates ranging from 6.66% to 8.25% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through January 2019 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

      (b) DVL's other long-term mortgage loan, exclusive of its wrap-around mortgages, is collateralized by one first mortgage aggregating $1,088 at December 31, 2007 and $1,123 at December 31, 2006, respectively. This loan matures August 2021, bears interest at an effective rate of 6% per annum and is collateralized by a first mortgage on a commercial property. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $37 in 2008, $40 in 2009, $42 in 2010, $46 in 2011 $61 in 2012 and $862 thereafter.

      (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through January 2030. The wrap-around loans are subject to senior loans of $4,086 in 2007 and $5,971 in 2006, which bear interest at rates ranging from 6.69% to 7.50% per annum, are payable to unaffiliated lenders, mature on various dates through December 2019 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

      (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such loans. The majority of these loans were non-performing at December 31, 2007 and 2006. These assets are included in other assets on the Consolidated Balance Sheet.

4. Allowance for Losses

Allowance for loan loss activity is as follows:

                                                        2007             2006
                                                      --------         --------

                                                           (in thousands)

Balance, beginning of year                            $  3,181         $  2,781
Additional provision for loan losses                       654              400
Loans satisfied, written-off or written down              (192)              --
                                                      --------         --------
Balance, end of year                                  $  3,643         $  3,181
                                                      ========         ========

5. Investments

      Real Estate

      The Company currently owns the following properties:

(1) Eight buildings totaling 347,000 square feet on eight acres located in an industrial park in Kearny, NJ leased to various unrelated tenants. This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease the property to multiple tenants and receives a positive cash flow from the property until such time as it can develop the Property as described below.

      In connection with the redevelopment of the Property (as defined below), on December 11, 2007, DVL, and it's wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings"), entered into a Redeveloper Agreement (the "Redeveloper Agreement") with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the "Town of Kearny"). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the "Redeveloper") as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. The Redeveloper Agreement supersedes the Conditional Agreement entered into on October 24, 2006. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

      The term of the Redeveloper Agreement along with the Redeveloper's rights thereunder, automatically expire on December 31, 2009 unless extended in writing by the Town of Kearny. If the Redeveloper is in default of any terms or conditions of the Redeveloper Agreement and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Town of Kearny is afforded a number of rights including the right to terminate the Redeveloper Agreement.

      The payment obligations and the completion of all work to be performed by the Redeveloper under the Redeveloper Agreement are jointly and severally guaranteed by Alan Casnoff, the President of the Company, and Lawrence J. Cohen, a stockholder and affiliate of the Company. Messrs. Casnoff and Cohen are principals of P&A Associates and Pemmil Management, LLC, respectively, which have entered into a Developer Services Agreement with the Company with respect to the development of the Property, as described below. The Company has agreed to indemnify Messrs. Cohen and Casnoff from any liability related to the Redeveloper Agreement.

(2) An 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which adjoins the Property described above.

Discontinued Operations

      A vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

In April, 2006 the Company entered into an Agreement of Sale providing for the sale of the Fort Edward property to an unaffiliated third party, which was amended to obligate the Company, as a condition to the closing of the sale of the property, to perform environmental remediation work specified in the agreement. The agreement calls for the Company to convey the property to the potential buyer for an agreed upon price of $475. The potential buyer subsequently filed suit against the Company regarding the extent of the environment remediation work specified. The Company settled the suit with a payment of $52 and the cancellation of the Agreement of Sale. As of December 31, 2007 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its financial statements (See Item 7)at a carrying value of $747 after recording a provision for losses of $350 in 2007.

Summary of Real Estate Holdings:

                                                       2007          2006
                                                      ------        ------

      Land                                            $1,116        $1,114
      Buildings                                        7,032         7,033
      Improvements                                       331           304
                                                      ------        ------
      Subtotal                                         8,479         8,451
      Less: Accumulated depreciation                   1,150           963
                                                      ------        ------
          Total                                       $7,329        $7,488
                                                      ======        ======

      Affiliated Limited Partnerships

      DVL acquired various interests in Affiliated Limited Partnerships pursuant to the Terms of certain settlement agreements and through purchases. Allowances are adjusted quarterly based on Management's estimate of the realizable value. During 2007 and 2006, DVL recorded income of $217 and $40, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                               2007        2006
                                                              -----       -----

                                                                (in thousands)

Balance, beginning of year                                    $ 940       $ 926
Various interests acquired through purchases and
  foreclosed partner notes                                        9          14
Distributions received from partnerships                       (217)        (40)
Distributions recorded as income                                217          40
Change in reserves, net of write-offs                          (134)         --
                                                              -----       -----

Balance, end of year                                          $ 815       $ 940
                                                              =====       =====

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

6. Debt, Loans Payable Underlying Wrap-around Mortgages

      DVL's debt is comprised of the following loans payable:

                                                                   2007       2006
                                                                 -------    -------

                                                                   (in thousands)
Loan collateralized by real estate bearing interest at 2.50%
  over the 30 day libor rate.  Principal plus accrued and un-
  paid interest are due and payable on March 1, 2010 (2)         $ 4,352    $    --
Loan collateralized by real estate bearing interest at prime plus 2% per annum.  Monthly payments are interest only,
  maturing June, 2008                                              1,160      4,540
Loan collateralized by real estate bearing interest at 7.50%
  per annum with a balloon payment due June, 2008 of $2,285        2,340      2,416
Loans collateralized by commercial mortgage loans and real
  estate bearing interest at prime plus 1.5% per annum
  maturing May, 2009                                                  --        534
Loans collateralized by shares of common stock of S2 bearing
  interest at 7.75% per annum maturing June, 2009                  1,460      1,510
Loan to purchase existing mortgages annual principal payments of $50, bearing interest at prime plus .5% per annum with
  a balloon payment due 1/31/09 of $1,200                          1,258      1,309
                                                                 -------    -------
                                                                  10,570     10,309

Loan from affiliate collateralized by a subordinated pledge
  of shares of common stock of S2 bearing interest at 12% per
  annum compounded monthly (1)                                     2,154      1,274
                                                                 -------    -------

Total debt                                                       $12,724    $11,583
                                                                 =======    =======

On January 30, 2008, the Company entered into a loan agreement with a third party lender for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

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

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company's President and a Director of the Company and Lawrence J. Cohen who is a beneficial owner of greater than 10% of the Company's common stock. Mr. Stein is the special purpose director of the Company.

DVL believes that the rate being charged and the terms obtained are equal to or better than that which could be obtained in the market place.

(2) The Company and DVL Holdings entered into a Construction Loan Agreement in August 2007 (the "Construction Loan Agreement") with CapMark Bank ("Capmark"), Urban Development Fund II, LLC ("Urban Fund") and Paramount Community Development Fund ("Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pursuant to the Construction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the "Loans") to finance construction, acquisition and other costs associated with the Property.

The Loans mature in phases and the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) will mature on March 1, 2010. Additional borrowings may now be made from time to time in accordance with the terms of the Construction Loan Agreement based on satisfaction of certain conditions including acquisition of a certain parcel of land contiguous with the Property and the completion of certain phases of the construction of the Property. The outstanding Principal amount of all Loans is payable on March 1, 2010 unless extended per the Construction Loan Agreement. The Loan accrues interest at 2.50% over the 30 day libor rate that is payable monthly. Principal plus accrued and unpaid interest are due and payable on March 1, 2010.

      The aggregate amount of debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                                    Loans Payable
                                                   Underlying Wrap
                               Debt               Around Mortgages
                            ---------             ----------------

                                       (in thousands)

               2008         $   5,753                 $   2,044
               2009             2,618                       930
               2010             4,353                       594
               2011                 -                       207
               2012                 -                       186
            Thereafter              -                     1,721
                            ---------                 ---------
                            $  12,724                 $   5,682
                            =========                 =========

      7. Redeemed Notes Payable - Litigation Settlement

      In December 1995, DVL completed its obligations under the 1993 Limited Partnership Settlement by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387.

      To date, the Company has sent redemption letters ("Redemptions") to note holders of the then outstanding Notes in the principal amount of approximately $1,161 in the aggregate to redeem the notes in cash at the face value plus accrued interest of approximately $49. As of December 31, 2007, $435 has been paid and the remaining $775 payable is reflected as a non-interest bearing liability. As a result of the redemptions, all obligations under the Notes have been satisfied.

      8. Transactions with Affiliates

      The members of the Millennium Group, and the Pembroke Group, are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company, is an affiliate of NPM, and therefore has a material interest in said transactions. The members of the Millennium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millennium Group is comprised of and controlled by Jay Chazanoff, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

A. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company recorded fees of $194 and $162 in 2007 and 2006, respectively.

B. The Millennium Group, an affiliate of NPO, received approximately $33 and $-0- for 2007 and 2006, respectively representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2007, and 2006, the Company paid or accrued fees of $108, to the Millennium Group.

C. Interest expense on amounts due to affiliates was as follows:

                                                         2007         2006
                                                         ----         ----

      Pemmil Funding (See Note 6)                        $314         $221
                                                         ----         ----
                                                         $314         $221
                                                         ====         ====

D. The Company recorded fees to NPO of $748 and $730 under the Asset Servicing Agreement for 2007 and 2006, respectively. During 2007 and 2006, the Company provided office space under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

E. Since June 1998, the Company has received fees from a limited partnership (in which certain of its partners are affiliates of NPO and Blackacre). For 2007 and 2006, the Company received compensation under such agreement equal to $-0- and $10, respectively. The Limited Partnership dissolved as of the end of 2005.

F. The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2007 and 2006, the Company received compensation equal to $30 and $25 respectively under such arrangement.

G. The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $24 in each of the years 2007 and 2006.

H. The Philadelphia, Pennsylvania, law firm of Zarwin Baum DeVito ("Zarwin"), of which Alan E. Casnoff, the President and a director of the Company, is of counsel, has acted as counsel to the Company since November 2004. Legal fees for services rendered by Zarwin to the Company during 2006 did not exceed 5% of the revenues of such firm for its most recent fiscal year. During 2007 and 2006, the Company and the Affiliated Limited Partnerships paid Zarwin $58 and $17, respectively, for legal services.

9. Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities

      Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) in the years 2004 through 2012 subject to certain adjustments. The adjustments to DVL's net income were significant enough that no amounts were accrued for 2007 and 2006.

      During 2007 and 2006, the Company expensed approximately $176 and $133, respectively, for amounts due to the fund based on cash flow on mortgage loans of which approximately $108 and $33, respectively, was accrued at year end. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

      The Company leases space to various tenants under lease terms that include escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

      The aggregate future minimum fixed lease payments receivable under non-cancellable leases at December 31, 2007 are as follow:

          Year Ending           Amount
          -----------           ------

            2008                $   364
            2009                    364
            2010                    364
            2011                    121
            2012                     --
            Thereafter               --
                                -------
                                $ 1,213
                                =======

      DVL leases premises comprising approximately 5,600 square feet. The lease for such office space was due to expire on January 31, 2008. The lease was extended to March 31, 2015. The base rent of $216 per annum increases to $386 and then $409 over the extended term of the lease, plus real estate and operating expense escalation clauses. Net rent expense was $244 and $245 in 2007 and 2006, respectively.

      The future minimum rentals during the next five years and thereafter is as follows:

            2008                       $   307
            2009                           386
            2010                           386
            2011                           386
            2012                           386
            Thereafter                     918
                                       -------
                                       $ 2,769
                                       =======

      DVL is a limited recourse guarantor on debt of approximately $2,202 which is secured solely by DVL's interest in the property securing such debt. DVL's interest in the property is carried at zero on the financial statements.

      The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $63 through March 2011 with cost of living increases, aggregating $748, and $730, in 2007 and 2006. In 2007 the Asset Servicing Agreement, which was scheduled to expire in March of 2008 was extended for three years until March 2011.

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

      As of December 31, 2007 and 2006, there were outstanding 678,000 and 945,000 ten year options, respectively. During 2007, options to purchase 217,000 shares, originally issued in 1996 expired and were cancelled. The Plan remained in effect until March 31, 2006, its termination date and was not renewed by the Company. No options may be granted under the Plan subsequent to the termination of the Plan.

      The following table summarizes the activity under the Plan:

-------------------------------------------------------------------------------------------------------------------------
                                                                   2007                                    2006
-------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Weighted
                                                                     Weighted Average                            Average
                                                                         Exercise                                Exercise
                                                       Shares              Price                 Shares           Price
                                                      --------       ----------------           --------         --------
-------------------------------------------------------------------------------------------------------------------------
Options outstanding at
  Beginning of Year                                    945,000            $  0.13              1,633,131          $  0.16
-------------------------------------------------------------------------------------------------------------------------
Granted                                                     --                 --                     --               --
-------------------------------------------------------------------------------------------------------------------------
Cancelled                                              217,000               0.14                688,131             0.21
-------------------------------------------------------------------------------------------------------------------------
Exercised                                               50,000               0.08                     --               --
                                                      --------            -------               --------          -------
-------------------------------------------------------------------------------------------------------------------------
Options Outstanding at
  End of Year                                          678,000            $  0.14                945,000          $  0.13
                                                      ========            =======               ========          =======
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Options Exercisable at
  End of Year                                          678,000            $  0.14                945,000          $  0.13
                                                      ========            =======               ========          =======
-------------------------------------------------------------------------------------------------------------------------

                               Year Ended December 31, 2007

                        Options Outstanding                                                            Options Exercisable
---------------------------------------------------------------------------------------------------------------------------------
                                                                              Weighted
                                                      Weighted                 Average                                   Weighted
    Range of                                          Average                 Remaining                                   Average
    Exercise                                          Exercise                 Life In                                   Exercise
     Price                      Shares                 Price                    Years                Shares               Price
    --------                  --------                --------                ---------             --------             --------
---------------------------------------------------------------------------------------------------------------------------------
  $.08 - 0.12                  363,000                 $  0.09                   4.74                363,000             $   0.09
---------------------------------------------------------------------------------------------------------------------------------
   .13 - 0.19                  180,000                    0.15                   2.02                180,000                 0.15
---------------------------------------------------------------------------------------------------------------------------------
   .20 - 0.22                  135,000                 $  0.22                   1.35                135,000                 0.22
                              --------                 -------                  -----               --------             --------
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
        TOTAL                  678,000                 $  0.14                   3.34                678,000             $   0.14
                              ========                 =======                  =====               ========             ========
---------------------------------------------------------------------------------------------------------------------------------

Warrants Redeemable in Stock

      During 2001, the Company, in connection with the purchase of the residual interests issued warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.20 per share which expires as follows: warrant for 2,000,000 shares - February 2011; warrant for 1,000,000 shares - August 2011.

      In 1996, the affiliates of NPM acquired 1,000,000 shares (the "Base Shares") of DVL Common Stock and DVL issued to affiliates of NPM and NPO warrants (the "Warrants") to purchase shares of Common Stock which, when added to the Base Shares, aggregates 49% of the outstanding Common Stock of DVL, adjusted for shares of common stock subsequently issued to and purchased by affiliates of NPM and NPO, on a diluted basis expiring December 31, 2007. The original exercise price of the Warrants was $.16 per share, subject to applicable anti-dilution provisions, including common stock issued to redeem the Notes, and subject to a maximum aggregate exercise price of $2,066.

      In September 1996, in connection with a loan by NPM Capital, LLC ("NPM") to Dvl, Inc. (the "Company"), the Company issued to and for the benefit of, each of the members of NPM, warrants (the "Warrants") to purchase such number of shares of the Company's Common Stock, $.01 par value, per share (the "Common Stock"), which when added to the 1,000,000 shares of Common Stock issued to such parties contemporaneously with the issuance of the warrants, amount to up to 49% of the outstanding Common Stock of the Company on a fully diluted basis. The Warrants became exercisable after September 27, 1999 and expired at 5:00 p.m. New York time on December 31, 2007 (the "Expiration Time"). As of December 31, 2007, all of such warrants represented their right to purchase a total of 29,706,045 shares of Common Stock at the purchase price of $0.0695 per share.

      On December 31, 2007, prior to the Expiration Time, eight holders of the Warrants (certain of whom currently are significant stockholders or affiliates of the Company) exercised Warrants to purchase a total of 21,467,169 shares of Common Stock, of which Warrants to purchase 2,000,000 shares were exercised cash and the remainder of which were exercised on a cashless basis (by forfeiture of a portion of the Warrants) pursuant to the terms of the Warrants. As a result of such exercise of the Warrants, a total of 12,325,492 shares of Common Stock were issued to such eight individuals and the Company received a total of $139,000 as a result of the exercise of a portion of the Warrants for cash. All of the unexercised Warrants (including the Warrants forfeited as a result of the cashless exercise) expired and terminated as of the Expiration Time in accordance with their terms and not Warrants remain outstanding. As of December 31, 2007, after giving effect to the exercise of the Warrants and the issuance of the 12,325,492 shares of Common Stock as a result thereof, the Company had a total of 45,284,845 shares of Common Stock outstanding.

11. Income Taxes

      The (benefit) provision for income taxes for the years ended December 31, 2007 and 2006 were as follows:

                                                       2007          2006
                                                      -----         -----
      Current Provision
         Federal                                      $ 130         $ 108
         State                                           --            --
                                                      -----         -----
         Total Current Provision                        130           108
                                                      -----         -----
      Deferred Provision
         Federal                                       (200)         (248)
         State                                           --            --
                                                      -----         -----
         Total Deferred Benefit                        (200)         (248)
                                                      -----         -----
         Total Benefit                                $ (70)        $(140)
                                                      =====         =====

The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

                                                        2007             2006
                                                      --------         --------

U.S. Federal Statutory Rate                               34.0%            34.0%

Change In Valuation Allowance and
  Utilization of Unrecognized Deferred
  Tax Assets                                            -38.3%           -38.9%
                                                      --------         --------
Effective Income Tax Rate                                -4.3%            -4.9%
                                                      ========         ========

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

                                                        2007             2006
                                                      --------         --------

Allowance for Losses                                  $   (180)        $   (233)
Notes Payable Litigation Settlement                          1                4
Other                                                       --               --
Carrying Value of LP Investments                          (186)             (99)
NOL Carryforward                                         6,224            2,334
Retained Interests                                        (949)            (293)
Mortgage Loans                                            (195)            (241)
Change in Valuation Allowance                           (4,915)          (1,720)
                                                      --------         --------
Total Deferred (Benefit)                              $   (200)        $   (248)
                                                      ========         ========

The significant components of deferred tax assets and liabilities were as follows:

                                                        2007             2006
                                                      --------         --------

 Allowance for Losses                                 $  1,417         $  1,237
 Notes Payable Litigation Settlement
   Redeemed Notes                                          302              303
 Other                                                     174              174
 Carrying Value of LP Investments                       (1,611)          (1,796)
 NOL Carryforward                                        3,112            9,336
 Retained Interests                                     11,799           10,850
 Mortgage Loans                                          2,760            2,565
                                                      --------         --------
 Deferred Tax Asset                                     17,953           22,669

Valuation Allowance                                    (15,210)         (20,126)
                                                      --------         --------

Net Deferred Tax Asset                                $  2,743         $  2,543
                                                      ========         ========

Current taxes payable for 2007 have been reduced by $6,224 relating to the utilization of net operating loss carryforwards. At December 31, 2007, the Company had aggregate unused net operating loss carryforwards of approximately $7,000, which may be available to reduce future taxable income, expiring through 2019, with approximately $3,000 expiring through 2008. The deferred tax benefit of $200 in 2007 and $248 in 2006 resulted primarily from a reduction in the valuation allowance on deferred tax assets.

12. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivable portfolios. The Corporate/other net income of $333 and $212 in 2007 and 2006, respectively include $200 and $248 of deferred income tax benefit, respectively.

                                                         2007            2006
                                                       --------        --------
     Revenue
       Real estate                                     $  5,217        $  4,150
       Residual interests                                 5,680           5,218
       Corporate/other                                       77             101
                                                       --------        --------

Total consolidated revenue                             $ 10,974        $  9,469
                                                       ========        ========

     Net income (loss)
       Real estate                                     $   (648)       $   (658)
       Residual interests                                 2,585           2,272
       Corporate/other                                      333             212
                                                       --------        --------

Total income from continuing operations                $  2,270        $  1,826
                                                       ========        ========

     Assets
       Real estate                                     $ 29,179        $ 32,625
       Residual interests                                47,705          45,318
       Corporate/other                                    2,743           2,543
                                                       --------        --------

Total consolidated assets                              $ 79,627        $ 80,486
                                                       ========        ========

13. Discontinued Operations

      During the years ended December 31, 2007 and 2006 the Company disposed of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the years ended December 31, 2007 and 2006 are summarized as follows:

                                                     2007            2006
                                                    ------          ------

      Loss from discontinued operations             $  488          $   67
                                                    ======          ======

      Other assets and other liabilities of discontinued operations at December 31, 2007 and 2006 are summarized as follows:

                                                     2007            2006
                                                    ------          ------

      Other assets                                  $1,474          $1,772
                                                    ======          ======
      Other liabilities                             $  176          $  950
                                                    ======          ======