Form 10-Q
period 2008-03-31
DVL INC /DE/
filed 2008-05-15
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                                 (212) 350-9900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                      Accelerated filer |_|

Non-accelerated filer |_|                        Smaller reporting company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                |_| Yes  |X|  No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding at May 15, 2008
             -----                             ---------------------------

  Common Stock, $.01 par value                          45,292,845

Transition Small Business Disclosure Format (Check one): Yes: |_| No: |X|

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1 - Financial Statements:                                  Pages

         Consolidated Balance Sheets -
           March 31, 2008 (unaudited) and December 31, 2007              1 - 2

         Consolidated Statements of Operations -
         Three Months Ended March 31, 2008 (unaudited) and
           2007 (unaudited)                                              3 - 4

         Consolidated Statement of Shareholder's Equity -
         Three Months Ended March 31, 2008 (unaudited)                   5

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2008 (unaudited) and
           2007 (unaudited)                                              6 - 7

         Notes to Consolidated Financial Statements (unaudited)          8 - 15

         Item 2  - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         16 - 24

         Item 3  - Quantitative and Qualitative Disclosures About
                   Market Risk                                           24

         Item 4T - Controls and Procedures                               24

Part II. Other Information:

         Item 1.   Legal Proceedings                                     25

         Item 2.   Unregistered Sales of Equity Securities and Use       25
                   of Proceeds

         Item 3.   Defaults Upon Senior Securities                       25

         Item 4.   Submission of Matters to a vote of Security Holders   25

         Item 5.   Other Information                                     25

         Item 6 -  Exhibits                                              25 - 31

         Signature                                                       26

                         Part I - Financial Information

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   March 31,     December 31,
                                                                     2008            2007
                                                                  -----------    -----------
                                                                  (unaudited)
ASSETS

Residual interests in securitized portfolios                      $    45,884    $    47,705
                                                                  -----------    -----------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $14,743 for 2008 and $16,845 for 2007)
                                                                       19,715         20,187

    Allowance for loan losses                                           3,580          3,448
                                                                  -----------    -----------

    Net mortgage loans receivable                                      16,135         16,739
                                                                  -----------    -----------

Cash (including restricted cash of $108 for 2007)                       1,008          1,028

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $1,197 for 2008 and $1,150 for 2007)                7,282          7,329

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2008 and 2007)                                    771            781

Net deferred tax asset                                                  2,711          2,743

Other assets                                                            2,068          1,828

Other assets of discontinued operations                                 1,552          1,474
                                                                  -----------    -----------

Total assets                                                      $    77,411    $    79,627
                                                                  ===========    ===========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                               March 31,      December 31,
                                                                 2008            2007
                                                              -----------     -----------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                        $    36,067     $    38,425
    Underlying mortgages payable                                    5,137           5,682
    Debt - other                                                   10,863          10,570
    Debt - affiliates                                               1,592           2,154
    Redeemed notes payable-litigation settlement                      775             775
    Deferred income                                                   236              20
    Security deposits, accounts payable and accrued
      Liabilities                                                      82
                                                                                      139
    Liabilities of discontinued operations                             --             176
                                                              -----------     -----------
  Total liabilities                                                54,752          57,941
                                                              -----------     -----------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares for 2008 and 2007                     1               1
     Preferred stock, $.01 par value, authorized 5,000,000
       shares for 2008 and 2007, issued and outstanding -0-
       Common stock, $.01 par value, authorized - 90,000,000
       shares issued and outstanding 45,292,845 for 2008 and
       45,284,845 for 2007                                            453             453
     Additional paid-in capital                                    97,060          97,060
     Deficit                                                      (74,855)        (75,828)
                                                              -----------     -----------

     Total shareholders' equity                                    22,659          21,686
                                                              -----------     -----------

     Total liabilities and shareholders' equity               $    77,411     $    79,627
                                                              ===========     ===========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 -------------------
                                                                   2008        2007
                                                                 -------     -------
Income from affiliates:

   Interest on mortgage loans                                    $   675     $   717
   Gain on satisfaction of mortgage loans                            634         432
   Partnership management fees                                        61          66
   Management fees                                                    98          58
   Transaction and other fees from partnerships                       49          --
   Distributions from partnerships                                    12          52

Income from others:

   Interest income - residual interests                            1,488       1,378
   Net rental income (including depreciation and
    amortization of $48 for 2008 and $49 for 2007)                   161         174
   Other income and interest                                          16          19
                                                                 -------     -------

                                                                   3,194       2,896
                                                                 -------     -------

Operating expenses:

   General and administrative                                        470         444
   Asset servicing fee - NPO Management LLC                          188         184
   Legal and professional fees                                       106          75
   Provision for loan losses                                         150         250

Interest expense:

   Underlying mortgages                                               99         160
   Notes payable - residual interests                                755         760
   Affiliates                                                         52          42
   Others                                                            268         241
                                                                 -------     -------

                                                                   2,088       2,156
                                                                 -------     -------

Income from continuing operations before income tax (expense)
 benefit                                                           1,106         740

Income tax (expense) benefit                                         (64)         19
                                                                 -------     -------

Income from continuing operations                                  1,042         759

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                       (69)       (130)
                                                                 -------     -------

Net income                                                       $   973     $   629
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2008           2007
                                                 -----------    -----------
Basic earnings per share:

   Income from continuing operations             $       .02    $       .02
   Loss from discontinued operations                     .00            .00
                                                 -----------    -----------
   Net Income                                    $       .02    $       .02
                                                 ===========    ===========

Diluted earnings per share:

   Income from continuing operations             $       .02    $       .01
   Loss from discontinued operations                     .00            .00
                                                 -----------    -----------
   Net Income                                    $       .02    $       .01
                                                 ===========    ===========

Weighted average shares outstanding - basic       45,292,757     37,534,583
Effect of dilutive securities                        133,389     20,886,850
                                                 -----------    -----------

Weighted average shares outstanding - diluted     45,426,146     58,421,433
                                                 ===========    ===========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                 Preferred Stock               Common Stock          Additional
                             ------------------------    ------------------------    Paid - In
                               Shares        Amount        Shares        Amount       Capital       Deficit         Total
                             ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance - January 1, 2008           100    $        1    45,284,845    $      453    $   97,060    $  (75,828)    $   21,686

Exercise of stock options            --            --         8,000            --            --            --             --

Net income                           --            --            --            --            --           973            973
                             ----------    ----------    ----------    ----------    ----------    ----------     ----------
Balance - March 31, 2008            100    $        1    45,292,845    $      453    $   97,060    $  (74,855)    $   22,659
                             ==========    ==========    ==========    ==========    ==========    ==========     ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                   2008            2007
                                                                -----------     -----------
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                              $     1,042     $       759
  Adjustments to reconcile income to net cash used in
   operating activities from continuing operations
   Interest income deducted from (accreted on)
    residual interests                                                  858            (276)
   Accrued interest (subtracted from) added to indebtedness             (10)             36
   Depreciation                                                          47              46
   Provision for loan losses                                            132             250
   Amortization of unearned interest on loan receivables             (2,102)           (976)
   Net decrease (increase) in deferred tax asset                         32             (44)
   Net increase in other assets                                        (240)           (107)
   Net decrease in accounts payable, security deposits and
    accrued liabilities                                                 (57)            (13)
   Net increase in deferred income                                      216             170
                                                                -----------     -----------
   Net cash used in continuing operations                               (82)           (155)
                                                                -----------     -----------

Discontinued operations:
   Loss from discontinued operations - net of tax                       (69)           (130)
   Net decrease in assets and liabilities of discontinued
    operations                                                         (254)           (121)
                                                                -----------     -----------
   Cash used in discontinued operations                                (323)           (251)
                                                                -----------     -----------
   Net cash used in operating activities                               (405)           (406)
                                                                -----------     -----------

                                            (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                          Three Months Ended
                                                               March 31,
                                                      ---------------------------
                                                         2008            2007
                                                      -----------     -----------
Cash flows from investing activities:

  Collections on loans receivable                     $     2,574     $     1,533
  Net decrease in affiliated limited partnership
    interest and other investments                             10              90
                                                      -----------     -----------

  Cash provided by investing activities                     2,584           1,623
                                                      -----------     -----------

Cash flows from financing activities:

  Proceeds from new borrowings                                250             650
  Principal payments on debt                                 (509)           (341)
  Repurchase of outstanding common stock                        -            (649)
  Payments on underlying mortgages payable                   (545)           (719)
  Payments on notes payable - residual interest            (1,395)           (147)
                                                      -----------     -----------

    Net cash used in financing activities                  (2,199)         (1,206)
                                                      -----------     -----------

Net (decrease) increase in cash                               (20)             11
Cash, beginning of period                                   1,028             891
                                                      -----------     -----------

Cash, end of period                                   $     1,008     $       902
                                                      ===========     ===========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest          $     1,107     $     1,204
                                                      ===========     ===========

    Cash paid for income taxes                        $        41     $        50
                                                      ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
     (decrease)/increase                              $      (963)    $       826
                                                      ===========     ===========

    Notes payable - residual interests -
      (decrease)/increase                             $      (963)    $       826
                                                      ===========     ===========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2008 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2. Reclassifications

      Certain amounts from 2007 have been reclassified to conform to the presentation for the three months ended March 31, 2008.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through March 31, 2008, the residual interest in securitized portfolios and the notes payable were increased by approximately $6,506 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      The Company's wholly owned subsidiary, S2 Holdings, Inc. ("S2"), owns 99.99% Class B member interests in Receivables II-A, LLC, a limited liability company ("Receivables II-A") and Receivables II-B, LLC, a limited liability company ("Receivables II-B) which own five securitized receivable pools. Receivables II A, LLC and Receivables II B, LLC are consolidated into S2 for financial statement reporting purposes.

      The Company considered Financial Accounting Standards Board Interpretation No. 46R "Consolidation of Variable Interest Entities" when consolidating S2's ownership of its member interests. The Company determined that S2's member interests do not meet the definition of variable interest entities.

4. Real Estate

      The Company, currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants. This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease such property to multiple tenants and receives a positive cash flow from the property until such time as it can redevelop the Property as described below.

      In connection with the redevelopment of the Property on December 11, 2007, DVL, and it's wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings"), entered into a Redeveloper Agreement (the "Redeveloper Agreement") with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the "Town of Kearny"). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the "Redeveloper") as the redeveloper of the Property a substantial portion of which is currently owned by the Redeveloper. The Redeveloper Agreement supersedes the Conditional Agreement entered into on October 24, 2006. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

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

      The payment obligations and the completion of all work to be performed by the Redeveloper under the Redeveloper Agreement are jointly and severally guaranteed by Alan Casnoff, the President of the Company, and Lawrence J. Cohen, a stockholder and affiliate of the Company. Messrs. Casnoff and Cohen are principals of P&A Associates and Pemmil Management, LLC ("Pemmil"), respectively, which have entered into a Developer Services Agreement with the Company with respect to the development of the Property, as described below. The Company has agreed to indemnify Messrs. Cohen and Casnoff from any liability related to the Redeveloper Agreement.

      In connection with the Redeveloper Agreement, the Company previously entered into a Developer Services Agreement (the "Developer Services Agreement") with P&A Associates and Pemmil (collectively the "Developer"). Under the Developer Services Agreement, the Company retained the Developer to provide developer services with respect to the development, construction and leasing of the Property. The Developer Services Agreement terminates upon the substantial completion of construction and occupancy by the tenants of at least 95% of the retail space to be developed on the Property.

      Pursuant to the Developer Services Agreement, the Developer will be paid a development fee of 4% of all project costs associated with the development of the Property (excluding financing costs) as specified in the Developer Services Agreement. Additionally, the Developer will be paid 20% of the net cash flow generated by the project as a result of operations, refinancing and/or sale after Owner receives from operations a 15% return on its net cash investment and in the event of a refinancing or sale, the return of its net cash investment plus a 15% return on such investment.

      If the Developer is in default of any terms or conditions of the Developer Services Agreement and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Company is afforded a number of rights including the right to terminate the Developer Services Agreement.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of March 2008, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $720 as of March 31, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

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

      As of March 31, 2008 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747.

5. Transactions with Affiliates

Monies Received

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from the management service contract is as follows:

                                              Fee Income
                      Fee Income For         For The Three
                     The Three Months           Months
                          Ended                 Ended
      Affiliate          03/31/08              03/31/07
      ---------          --------              --------
        NPO              $     98              $     58

Monies Paid

A. The Company recorded fees to NPO of $188 and $184 for the Three Months Ended March 31, 2008 and 2007, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2008 and 2007 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

                       Fees Recorded         Fees Recorded
                       For The Three         For The Three
                          Months                Months
                          Ended                 Ended
                         03/31/08              03/31/07
                         --------              --------
                         $     27              $     27

C. Interest expense on amounts due to affiliates was as follows:

                       Three Months          Three Months
                          Ended                 Ended
                         03/31/08              03/31/07
                         --------              --------
      Pemmil Funding     $     52              $     42

6. Contingent Liabilities

      During the Three Months Ended March 31, 2008 and 2007 the Company expensed approximately $5 and $5, respectively, during each period, for amounts due to the Limited Partnership Settlement Fund of which $114 was accrued at March 31, 2007. These costs have been netted against the interest on mortgage loans.

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

      On December 31, 2007, prior to the Expiration Time, eight holders of the Warrants (certain of whom currently are significant stockholders or affiliates of the Company) exercised Warrants to purchase a total of 21,467,169 shares of Common Stock, of which Warrants to purchase 2,000,000 shares were exercised for cash and the remainder of which were exercised on a cashless basis (by forfeiture of a portion of the Warrants) pursuant to the terms of the Warrants. As a result of such exercise of the Warrants, a total of 12,325,492 shares of Common Stock were issued to such eight individuals and the Company received a total of $139,000 as a result of the exercise of a portion of the Warrants for cash. All of the unexercised Warrants (including the Warrants forfeited as a result of the cashless exercises) expired and terminated as of the Expiration Time and no Warrants remain outstanding.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the Three Months Ended March 31, 2008 and 2007.

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                  2008                                       2007
                                                ----------------------------------------   -----------------------------------------
                                                                Weighted                                   Weighted
                                                                 Average                                    Average
                                                                Number of     Per Share                    Number of      Per Share
                                                   Amount        Shares        Amount         Amount        Shares         Amount
                                                ------------  ------------  ------------   ------------  ------------   ------------
Basic EPS,
Net income available to common stockholders     $        973    45,292,757  $        .02   $        629    37,534,583   $        .02
                                                                            ============                                ============

Effect of dilutive stock options and warrants             --       133,389                           --    20,886,850
                                                ------------  ------------                 ------------  ------------

Diluted EPS,
Net income available to common stockholders     $        973    45,426,146  $        .02   $        629    58,421,433   $        .01
                                                ============  ============  ============   ============  ============   ============

9. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $(55) and $31 in 2008 and 2007 respectively, include $32 of deferred income tax expense and $44 of deferred income tax benefit, respectively.

                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2008            2007
                                                     -----------     -----------
 Revenues
   Residual interests                                $     1,488     $     1,378
   Real estate                                             1,690           1,499
   Corporate/other                                            16              19
                                                     -----------     -----------

Total consolidated revenues                          $     3,194     $     2,896
                                                     ===========     ===========

Net income (loss)
   Residual interests                                $       727     $       612
   Real estate                                               370             116
   Corporate/other                                           (55)             31
                                                     -----------     -----------

Total income from continuing operations              $     1,042     $       759
                                                     ===========     ===========

Assets
   Residual interests                                $    45,884     $    46,420
   Real estate                                            28,816          31,700
   Corporate/other                                         2,711           2,587
                                                     -----------     -----------

Total consolidated assets                            $    77,411     $    80,707
                                                     ===========     ===========

10. Discontinued Operations

The Company classifies certain real estate holdings as held for sale. The Company's property located in Fort Edward, New York is included as real estate assets held for sale. The Fort Edward asset and related liability includes an accrual for environmental remediation. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the Three Months Ended March 31, 2008 and 2007 are summarized as follows:

                                                March 31,
                                           2008          2007
                                         --------      --------

Loss from discontinued operations        $     69      $    130
                                         ========      ========

      Other assets and other liabilities of discontinued operations at March 31, 2008 and 2007 are summarized as follows:

                                                March 31,
                                           2008          2007
                                         --------      --------

      Other assets                       $  1,552      $  1,672
                                         ========      ========
      Other liabilities                  $     --      $    729
                                         ========      ========

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 contains statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company") and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

      The Company, currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants. This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease such property to multiple tenants and receives a positive cash flow from the property until such time as it can redevelop the Property as described below.

      In connection with the redevelopment of the Property (as defined above), on December 11, 2007, DVL, and it's wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings"), entered into a Redeveloper Agreement (the "Redeveloper Agreement") with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the "Town of Kearny"). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the "Redeveloper") as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. The Redeveloper Agreement supersedes the Conditional Agreement entered into on October 24, 2006. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

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

      The payment obligations and the completion of all work to be performed by the Redeveloper under the Redeveloper Agreement are jointly and severally guaranteed by Alan Casnoff, the President of the Company, and Lawrence J. Cohen, a stockholder and affiliate of the Company. Messrs. Casnoff and Cohen are principals of P&A Associates ("P&A") and Pemmil Management, LLC ("Pemmil"), respectively, which have entered into a Developer Services Agreement with the Company with respect to the development of the Property, as described below. The Company has agreed to indemnify Messrs. Cohen and Casnoff from any liability related to the Redeveloper Agreement.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of March 2008, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $720 as of March 31, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

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

      As of March 31, 2008 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

DVL had income from continuing operations of $1,042 and $759 for the Three Months Ended March 31, 2008 and 2007, respectively.

Interest income on mortgage loans decreased to $675 as a result of the payoff of loan balances. Interest expense on underlying mortgages decreased to $99 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances, payoff of loan balances and anticipated loan maturities.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Interest income on mortgage loans           $          675      $          717
Interest expense on underlying mortgages    $           99      $          160

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying value.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Gain on satisfaction of mortgage loans      $          634      $          432

Management fees increased as a result of an increase in the agreed upon reimbursement of allocated expenses.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Management fees                             $           98      $           58

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Transaction and other fees from partner-
  ships                                     $           49      $           --

Interest income on residual interests and interest expense on the related notes payable increased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Interest income on residual interests       $        1,488      $        1,378
Interest expense on related notes payable   $          755      $          760

Net rental income decreased primarily as a result of decreased gross rental income resulting from decreased occupancy in anticipation of the Kearny redevelopment project.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Net rental income from others               $          161      $          174
Gross rental income from others             $          340      $          350

General and administrative expenses increased in 2008 from 2007 primarily as a result of increased fixed rent per the Company's First Amendment to its office lease agreement.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
General and administrative                  $          470      $          444

The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Asset servicing fee                         $          188      $          184

Legal and professional fees increased in 2008 from 2007 primarily as a result of expenses to retain Sarbanes-Oxley professionals.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Legal and professional fees                 $          106      $           75

The Company recorded a provision for losses on its mortgage portfolio of $150 during the three months ended March 31, 2008.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Provision for losses                        $          150      $          250

Interest expense to affiliates increased in 2008 compared to 2007 as a result of an increased amount of debt owed to affiliates.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Interest expense - affiliates               $           52      $           42

Interest expense relating to other debts increased as a result of increases in outstanding borrowings as compared to the prior period.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Interest expense - others                   $          268      $          241

The Company accrued expenses of $32 and $25 for alternative minimum taxes during each of the three months ended March 31, 2008 and 2007. The Company recognized $32 of deferred income tax expense during the three months ended March 31, 2008 and $44 of deferred tax benefits during the three months ended March 31, 2007, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax (expense) benefit as follows:

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Income tax (expense) benefit                $          (64)     $           19

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                          Three Months Ended  Three Months Ended
                                            March 31, 2008      March 31, 2007
                                            --------------      --------------
Loss from discontinued operations           $         (69)      $        (130)

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

      The Company's cash balance was $1,008 at March 31, 2008, compared to $1,028 at December 31, 2007.

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current operating cash requirements for the next twelve months. The Company has in the past and expects in the future to continue to augment its cash flow from operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

      The cash flow from the Company's member interests in Receivables II-A and Receivables II-B should continue to provide significant liquidity to the Company.

      The purchase agreements with respect to the acquisition of such member interests contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

                  Years                             Minimum              Maximum
                  -----                             -------              -------
      2008 to 2009                                  $   743              $   880
      2010 to final payment on the notes*           $ 1,050              $ 1,150

      * Final payment on the notes payable expected in 2015 related to the Receivables II-A transaction and 2017 for the Receivables II-B transaction.

      The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Acquisitions and Financings

Loans payable which are scheduled to become due through 2013 are as follows:

                                                                                                Outstanding
                                                                            Original         Balance Including
                                                                              Loan          Accrued Interest at             Due
          Purpose                                 Creditor                   Amount            March 31, 2008               Date
          -------                                 --------                   ------            --------------               ----
Repurchase of Notes
Issued by the Company                      Pemmil (1)                        $  2,500         $        1,592               12/27/08

Purchase of Real Estate Assets             Unaffiliated Bank (2)             $  4,500         $        1,157               06/01/08

Purchase of Real Estate Assets             Unaffiliated Bank (3)             $  2,668         $        2,320               06/30/08

Purchase of Mortgages                      Unaffiliated Bank (4)             $  1,400         $        1,257               01/31/09

Refinancing of Repurchase of
Notes Issued by the Company                Unaffiliated Bank (5)             $  1,500         $        1,460               06/01/09

Construction Financing                     Unaffiliated Bank (6)             $  4,225         $        4,421               03/01/10
General Corporate Purposes                 Unaffiliated Bank (7)             $    250         $          248               02/01/13

(1) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. In March 2007, to fund a repurchase of shares of the Company's Common Stock from Blackacre Bridge Capital LLC and Blackacre Capital Group L.P., Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total principal amount outstanding under the Pemmil Loan Agree- ment to $1,956. Such principal amount was evidenced by an Amended and Restate Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and re- main in full force and effect. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to pre- pay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agree- ment). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly- owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. During the three months ended March 31, 2008, the Company paid $614 including $340 of interest accrued to Pemmil.

(2) Interest rate is prime plus 2% with a floor of 7.5% per annum. Monthly payments are interest only. The Company and the lender formally extended the due date to June 1, 2008. A principal payment of $3,350 was made from the proceeds of the Construction Loan Agreement as discussed in (6) below. Such loan becomes immed-iately due on June 1, 2008 and the inability of the Company to refinance or definitively extend such loan would have a material adverse effect on the Company's financial condition. The Company is currently negotiating with an unaffiliated third party lender to refinance this loan. If necessary, the Company believes that it will be able to extend the loan's maturity date until the refinanced loan is secured.

(3) Interest rate is 7.5% per annum with a balloon payment due June 30, 2008 of $2,285. The inability of the Company to refinance or definitively extend such loan on or prior June 30, 2008 would have a material adverse effect on the Company's financial condition. The Company is currently negotiating with an unaffiliated third party lender to refinance this loan. If necessary, the Company believes that it will be able to extend the loan's maturity date until the refinanced loan is secured.

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

(6) The Company and DVL Holdings entered into a Construction Loan Agreement in August 2007 (the "Construction Loan Agreement") with CapMark Bank ("Capmark"), Urban Develop- ment Fund II, LLC ("Urban Fund") and Paramount Community Development Fund "Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pursuant to the Con- struction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the "Loans") to finance construc-tion, acquisition and other costs associated with the redevelopment of the Property.

      The Loans mature in phases and the Predevelopment Loan Phase (as defined in the Con- struction Loan Agreement) will mature on March 1, 2010. Additional borrowings may now be made from time to time in accordance with the terms of the Construction Loan Agreement based on satisfaction of certain conditions including acquisition of a certain parcel of land contiguous with the Property and the completion of certain phases of the construction of the Property. The outstanding Principal amount of all Loans is payable on March 1, 2010 unless extended per the Construction Loan Agreement. The Loan accrues interest at 2.50% over the 30 day Libor rate that is payable monthly. Principal plus accrued and unpaid interest are due and payable on March 1, 2010.

(7) On January 30, 2008, the Company entered into a loan agreement with an unaffiliated third party lender for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4T. CONTROLS AND PROCEDURES

      Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensue that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

      As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

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

May 15, 2008