Form 10-Q
period 2008-06-30
DVL INC /DE/
filed 2008-08-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ___________ to _____________

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at August 14, 2008
----------------------------                      ------------------------------
Common Stock, $.01 par value                                45,292,845

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1 - Financial Statements:                                    Pages
                                                                           -----
         Consolidated Balance Sheets -
           June 30, 2008 (unaudited) and December 31, 2007                 1 - 2

         Consolidated Statements of Operations -
           Three Months Ended June 30, 2008 (unaudited) and
           2007 (unaudited)                                                    3

         Consolidated Statements of Operations -
           Six Months Ended June 30, 2008 (unaudited) and
           2007 (unaudited)                                                4 - 5

         Consolidated Statement of Shareholder's Equity -
           Six Months Ended June 30, 2008 (unaudited)                          6

         Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2008 (unaudited) and
           2007 (unaudited)                                                7 - 8

         Notes to Consolidated Financial Statements (unaudited)           9 - 16

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        17 - 28

         Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk                                               28

         Item 4 - Controls and Procedures                                     28

Part II. Other Information:

         Item 1.  Legal Proceedings                                           29

         Item 1A. Risk Factors                                                29

         Item 2.  Unregistered Sales of Equity Securities and Use
                    of Proceeds                                               29

         Item 3.  Defaults Upon Senior Securities                             29

         Item 4.  Submission of Matters to a Vote of Security Holders         29

         Item 5.  Other Information                                           29

         Item 6.  Exhibits                                               29 - 35

         Signature                                                            30

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        June 30,   December 31,
                                                                          2008         2007
                                                                      -----------   ------------
                                                                      (unaudited)
ASSETS

Residual interests in securitized portfolios                           $  45,518     $  47,705
                                                                       ---------     ---------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $12,622 for 2008 and $16,845 for 2007)
                                                                          18,951        20,187

    Allowance for loan losses                                              3,719         3,448
                                                                       ---------     ---------

    Net mortgage loans receivable                                         15,232        16,739
                                                                       ---------     ---------

Cash (including restricted cash of $23 and $108 for 2008                   1,682         1,028
  and 2007 respectively)

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $1,244 for 2008 and $1,150 for 2007)                   7,338         7,329

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2008 and 2007)                                       771           781

Net deferred tax asset                                                     2,565         2,743

Other assets                                                               2,037         1,828

Other assets of discontinued operations                                    1,596         1,474
                                                                       ---------     ---------

Total assets                                                           $  76,739     $  79,627
                                                                       =========     =========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                               June 30,     December 31,
                                                                 2008          2007
                                                             -----------    ------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes payable - residual interests                          $ 35,136       $ 38,425
  Underlying mortgages payable                                   4,582          5,682
  Debt - other                                                  11,198         10,570
  Debt - affiliates                                              1,437          2,154
  Redeemed notes payable-litigation settlement                     775            775
  Deferred income                                                  381             20
  Security deposits, accounts payable and accrued
    liabilities                                                      3            139
  Liabilities of discontinued operations                            --            176
                                                              --------       --------
Total liabilities                                               53,512         57,941
                                                              --------       --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock $10.00 par value, authorized, issued
     and outstanding 100 shares for 2008 and 2007                    1              1
   Preferred stock, $.01 par value, authorized 5,000,000
   shares for 2008 and 2007, issued and outstanding -0-
   Common stock, $.01 par value, authorized - 90,000,000
   shares issued and outstanding 45,292,845 for 2008 and
   45,284,845 for 2007                                             453            453
   Additional paid-in capital                                   97,060         97,060
   Deficit                                                     (74,287)       (75,828)
                                                              --------       --------

   Total shareholders' equity                                   23,227         21,686
                                                              --------       --------

   Total liabilities and shareholders' equity                 $ 76,739       $ 79,627
                                                              ========       ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                                June 30,
                                                                          ------------------
                                                                           2008        2007
                                                                           ----        ----
Income from affiliates:

   Interest on mortgage loans                                            $   566     $   657
   Gain on satisfaction of mortgage loans                                    365          44
   Partnership management fees                                                63          67
   Management fees                                                            98          66
   Transaction and other fees from partnerships                               39          23
   Distributions from partnerships                                            42          --

Income from others:

   Interest income - residual interests                                    1,476       1,411
   Net rental income (including depreciation and
     amortization of $45 for 2008 and $48 for 2007)                          106         197
   Other income and interest                                                  22          30
                                                                         -------     -------

                                                                           2,777       2,495
                                                                         -------     -------

Operating expenses:
   General and administrative                                                451         371
   Asset servicing fee - NPO Management LLC                                  195         188
   Legal and professional fees                                                66          76
   Provision for loan losses                                                 150         100

Interest expense:

   Underlying mortgages                                                       88         141
   Notes payable - residual interests                                        717         775
   Affiliates                                                                 45          60
   Others                                                                    300         254
                                                                         -------     -------

                                                                           2,012       1,965
                                                                         -------     -------

Income from continuing operations before income tax (expense)
  benefit                                                                    765         530

Income tax (expense) benefit                                                (179)         13
                                                                         -------     -------

Income from continuing operations                                            586         543

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                               (18)        (15)
                                                                         -------     -------

Net income                                                               $   568     $   528
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                             2008        2007
                                                           -------     -------
Income from affiliates:

   Interest on mortgage loans                              $ 1,241     $ 1,374
   Gain on satisfaction of mortgage loans                      999         476
   Partnership management fees                                 124         133
   Management fees                                             196         124
   Transaction and other fees from partnerships                 88          45
   Distributions from partnerships                              54          40

Income from others:

   Interest income - residual interests                      2,964       2,789
   Net rental income (including depreciation and
    amortization of $93 for 2008 and $97 for 2007)             267         370
   Other income and interest                                    38          39
                                                           -------     -------

                                                             5,971       5,390
                                                           -------     -------

Operating expenses:
   General and administrative                                  921         807
   Asset Servicing Fee - NPO Management LLC                    383         372
   Legal and professional fees                                 172         151
   Provision for loan losses                                   300         350

Interest expense:

   Underlying mortgages                                        187         301
   Notes payable - residual interests                        1,472       1,535
   Affiliates                                                   97         102
   Others                                                      568         495
                                                           -------     -------

                                                             4,100       4,113
                                                           -------     -------

Income from continuing operations before income tax
   benefit                                                   1,871       1,277

Income tax (expense) benefit                                  (243)         32
                                                           -------     -------

Income from continuing operations                            1,628       1,309

Loss from discontinued operations - net of tax of $-0-
   in both periods                                             (87)       (152)
                                                           -------     -------

Net income                                                 $ 1,541     $ 1,157
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                                 Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                                     --------                           --------
                                                             2008               2007             2008              2007
                                                        --------------    --------------    --------------    --------------
Basic earnings per share:

  Income from continuing operations                     $          .01    $          .02    $          .04    $          .04
  Loss from discontinued operations                                .00               .00               .00               .00
                                                        --------------    --------------    --------------    --------------
  Net Income                                            $          .01    $          .02    $          .04    $          .04
                                                        ==============    ==============    ==============    ==============

Diluted earnings per share:

   Income from continuing operations                    $          .01    $          .01    $          .04    $          .03
   Loss from discontinued operations                               .00               .00               .00               .00
                                                        --------------    --------------    --------------    --------------
   Net Income                                           $          .01    $          .01    $          .04    $          .03
                                                        ==============    ==============    ==============    ==============

Weighted average shares outstanding - basic                 45,292,845        32,909,353        45,289,442        35,209,191
Effect of dilutive securities                                  121,097        16,489,120           104,885        18,742,604
                                                        --------------    --------------    --------------    --------------

Weighted average shares outstanding - diluted               45,413,942        49,398,473        45,394,327        53,951,795
                                                        ==============    ==============    ==============    ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                           Preferred Stock              Common Stock         Additional
                                          -----------------        ---------------------      Paid - In
                                          Shares     Amount        Shares         Amount       Capital       Deficit         Total
                                          ------     ------        ------         ------       -------       -------         -----
Balance - January 1, 2008                   100    $        1    45,284,845    $      453    $   97,060    $  (75,828)    $   21,686

Exercise of stock options                    --            --         8,000            --            --            --             --

Net income                                   --            --            --            --            --         1,541          1,541
                                            ---    ----------    ----------    ----------    ----------    ----------     ----------

Balance - June 30, 2008                     100    $        1    45,292,845    $      453    $   97,060    $  (74,287)    $   23,227
                                            ===    ==========    ==========    ==========    ==========    ==========     ==========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Six Months Ended
                                                                         June 30,
                                                                         --------

                                                                     2008        2007
                                                                     ----        ----
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                                 $ 1,628     $ 1,309
  Adjustments to reconcile income to net cash used in
   operating activities from continuing operations
   Interest income deducted from (accreted on) residual
    Interests                                                        1,034        (576)
   Accrued interest (subtracted from) added to indebtedness            (20)         96
   Depreciation                                                         93          93
   Provision for loan losses                                           271         350
   Write-off of loans receivable                                     4,159          44
   Amortization of unearned interest on loan receivables            (4,223)     (1,277)
   Net decrease (increase) in deferred tax asset                       178         (82)
   Net (increase) decrease in other assets                            (209)         45
   Net decrease in accounts payable, security
    deposits and accrued liabilities                                  (136)        (80)
   Net increase in deferred income                                     361         249
                                                                   -------     -------
   Net cash (used in) provided by continuing operations              3,136         171
                                                                   -------     -------

Discontinued operations:
   Loss from discontinued operations - net of tax                      (87)       (152)
   Net decrease in assets and liabilities of discontinued
    operations                                                        (298)       (346)
                                                                   -------     -------
   Cash used in discontinued operations                               (385)       (498)
                                                                   -------     -------
   Net cash used in operating activities                             2,751        (327)
                                                                   -------     -------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                               Six Months Ended
                                                                   June 30,
                                                                   --------

                                                              2008        2007
                                                              ----        ----
Cash flows from investing activities:

  Collections on loans receivable                           $ 1,300     $ 2,390
  Real estate acquisitions and capital improvements            (102)         --
  Net decrease in affiliated limited partnership
    interest and other investments                               10          95
                                                            -------     -------

  Net cash provided by investing activities                   1,208       2,485
                                                            -------     -------

Cash flows from financing activities:

  Proceeds from new borrowings                                4,050         650
  Principal payments on debt                                 (4,119)       (482)
  Repurchase of outstanding common stock                         --        (649)
  Payments on underlying mortgages payable                   (1,100)     (1,451)
  Payments on notes payable - residual interest              (2,136)       (288)
  Payments related to debt redemptions                           --          (2)
                                                            -------     -------

    Net cash used in financing activities                    (3,305)     (2,222)
                                                            -------     -------

Net increase (decrease) in cash                                 654         (64)
Cash, beginning of period                                     1,028         891
                                                            -------     -------

Cash, end of period                                         $ 1,682     $   827
                                                            =======     =======

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                $ 2,153     $ 2,395
                                                            =======     =======

    Cash paid for income taxes                              $   123     $    50
                                                            =======     =======

Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      increase/(decrease)                                   $(1,153)    $ 1,392
                                                            =======     =======

    Notes payable - residual interests -
       Increase/(decrease)                                  $(1,153)    $ 1,392
                                                            =======     =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1. Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the three and six months ended June 30, 2008 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2. Reclassifications

      Certain amounts from 2007 have been reclassified to conform to the presentation for the six months ended June 30, 2008.

3. Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through June 30, 2008, the residual interest in securitized portfolios and the notes payable were increased by approximately $6,316 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

      In connection with the redevelopment of the Property, on December 11, 2007, DVL, and it's wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings"), entered into a Redeveloper Agreement (the "Redeveloper Agreement") with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the "Town of Kearny"). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the "Redeveloper") as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. The Redeveloper Agreement supersedes the Conditional Agreement entered into on October 24, 2006. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

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

      In connection with the Redeveloper Agreement, the Company previously entered into a Developer Services Agreement (the "Developer Services Agreement") with P&A Associates and Pemmil (collectively the "Developer"). Under the Developer Services Agreement, the Company retained the Developer to provide developer services with respect to the development, construction and leasing of the Property. The Developer's obligations under the Developer Services Agreement terminates upon the substantial completion of construction and occupancy by the tenants of at least 95% of the retail space to be developed on the Property.

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

      In the current economic environment there is no assurance that the Company will be able to find tenants on acceptable economic terms or be able to finance the construction of the project. The current construction lender has advised the Company that they want to be repaid. The Company is currently pursuing alternative financing sources.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of June 2008, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $849 as of June 30, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of June 30, 2008 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747.

5. Transactions with Affiliates

      Monies Received

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from the management service contract is as follows:

                   Fee Income       Fee Income      Fee Income       Fee Income
                  For The Three    For The Three    For The Six      For The Six
                   Months Ended    Months Ended    Months Ended     Months Ended
      Affiliate      06/30/08         06/30/07        06/30/08        06/30/07
      ---------      --------         --------        --------        --------
         NPO         $     98         $     66        $    196        $    124

Monies Paid

A. The Company recorded fees to NPO of $383 and $372 for the Six Months Ended June 30, 2008 and 2007, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2008 and 2007 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation and reimbursement of expenses for collection services as follows:

               Fees Recorded     Fees Recorded     Fees Recorded   Fees Recorded
               For The Three     For The Three     For The Six     For The Six
               Months Ended       Months Ended     Months Ended    Months Ended
                 06/30/08          06/30/07         06/30/08        06/30/07
                 --------          --------         --------        --------
                 $     27          $     27         $     54        $     54

C. Interest expense on amounts due to affiliates was as follows:

                       Three Months    Three Months    Six Months     Six Months
                          Ended           Ended          Ended          Ended
                         06/30/08        06/30/07       06/30/08       06/30/07
                         --------        --------       --------       --------
     Pemmil Funding      $     45        $     60       $     97       $    102

6. Contingent Liabilities

      During the Six Months Ended June 30, 2008 and 2007 the Company expensed approximately $40 and $80, respectively, during each period, for amounts due to the Limited Partnership Settlement Fund, of which $23 and $157 was accrued at June 30, 2008 and 2007, respectively. These costs have been netted against the interest on mortgage loans.

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

      In September 1996, in connection with a loan by NPM Capital, LLC ("NPM") to DVL (the "Company"), the Company issued to and for the benefit of, each of the members of NPM, warrants (the "Warrants") to purchase such number of shares of the Company's Common Stock, which when added to the 1,000,000 shares of Common Stock issued to such parties contemporaneously with the issuance of the warrants, amount to up to 49% of the outstanding Common Stock of the Company on a fully diluted basis. The Warrants became exercisable after September 27, 1999 and expired at 5:00 p.m. New York time on December 31, 2007 (the "Expiration Time"). As of December 31, 2007, all of such warrants represented the right to purchase a total of 29,706,045 shares of Common Stock at the purchase price of $0.0695 per share.

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

8. Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the Three and Six Months Ended June 30, 2008 and 2007.

                                                                             Three Months Ended June 30,
                                                                             ---------------------------

                                                                  2008                                       2007
                                                -----------------------------------------    ---------------------------------------
                                                           Weighted Average                             Weighted Average
                                                               Number of        Per Share                  Number of       Per Share
                                                  Amount         Shares           Amount       Amount        Shares         Amount
                                                  ------         ------           ------       ------        ------         ------
Basic EPS,
Net income available to common stockholders     $    568       45,292,845     $       .01    $     528      32,909,353      $    .02
                                                                              ===========                                   ========
Effect of dilutive stock options and warrants         --          121,097                           --      16,489,120
                                                --------       ----------                    ---------      ----------

5,413,942
Net income available to common stockholders     $    568       45,413,942     $       .01    $     528      49,398,473      $    .01
                                                ========       ==========     ===========    =========      ==========      ========

                                                                             Six Months Ended June 30,
                                                                             -------------------------

                                                                  2008                                       2007
                                                -----------------------------------------    ---------------------------------------
                                                           Weighted Average                             Weighted Average
                                                               Number of       Per Share                    Number of      Per Share
                                                  Amount          Shares         Amount       Amount          Shares        Amount
                                                  ------          ------         ------       ------          ------        ------
Basic EPS,
Net income available to common stockholders     $  1,541       45,289,442     $       .04   $    1,157       35,209,191     $    .04
                                                                              ===========                                   ========
Effect of dilutive stock options and warrants         --          104,885                           --       18,742,604
                                                --------       ----------                    ---------      -----------

Diluted EPS,
Net income available to common stockholders     $  1,541       45,394,327     $       .04   $    1,157       53,951,795     $    .03
                                                ========       ==========     ===========   ==========       ==========     ========

9. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $(216) and $13 in 2008 and 2007 respectively, include $(178) of deferred income tax expense and $82 of deferred income tax benefit, respectively.

                                                       Six Months Ended
                                                           June 30,
                                                           --------
                                                      2008         2007
                                                      ----         ----
     Revenues
        Residual interests                         $  2,964     $  2,789
        Real estate                                   2,969        2,522
        Corporate/other                                  38           79
                                                   --------     --------

     Total consolidated revenues                   $  5,971     $  5,390
                                                   ========     ========

     Net income (loss)
        Residual interests                         $  1,485     $  1,247
        Real estate                                     359           49
        Corporate/other                                (216)          13
                                                   --------     --------

     Total income from continuing operations       $  1,628     $  1,309
                                                   ========     ========

     Assets
        Residual interests                         $ 45,518     $ 47,286
        Real estate                                  28,656       30,734
        Corporate/other                               2,565        2,625
                                                   --------     --------

     Total consolidated assets                     $ 76,739     $ 80,645
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

Discontinued operations for the Six Months Ended June 30, 2008 and 2007 are summarized as follows:

                                               June 30,
                                          2008        2007
                                          ----        ----
Loss from discontinued operations        $   87      $  152
                                         ======      ======

      Other assets and other liabilities of discontinued operations at June 30, 2008 and 2007 are summarized as follows:

                                               June 30,
                                           2008        2007
                                           ----        ----
      Other assets                       $ 1,596     $ 1,685
                                         =======     =======
      Other liabilities                  $    --     $   517
                                         =======     =======

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

      This Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation ("DVL" or the "Company") and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of June 2008, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $849 as of June 30, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of June 30, 2008 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

DVL had income from continuing operations of $586 and $543 for the Three Months Ended June 30, 2008 and 2007, respectively.

Interest income on mortgage loans decreased to $566 as a result of the payoff of loan balances. Interest expense on underlying mortgages decreased to $88 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances, payoff of loan balances and anticipated loan maturities.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Interest income on mortgage loans           $        566         $       657
Interest expense on underlying mortgages    $         88         $       141

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying value.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Gain on satisfaction of mortgage loans      $        365         $       44

Management fees increased as a result of an increase in the agreed upon reimbursement of allocated expenses.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Management fees                             $        98          $        66

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Transaction and other fees from partner-
  ships                                     $        39          $       23

Interest income on residual interests increased and interest expense on the related notes payable decreased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Interest income on residual interests       $      1,476         $      1,411
Interest expense on related notes
  payable                                   $        717         $        775

Net rental income decreased primarily as a result of the write-off of amounts due from tenants, deemed to be uncollectible and decreased gross rental income resulting from decreased occupancy in anticipation of the Kearny redevelopment project.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Net rental income from others                $      106          $       197
Gross rental income from others              $      316          $       332

General and administrative expenses increased in 2008 from 2007 primarily as a result of increased fixed rent per the Company's First Amendment to its office lease agreement.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
General and administrative                   $      451          $       371

The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Asset servicing fee                          $      195          $       188

Legal and professional fees decreased in 2008 from 2007 primarily as a result of 2007 expenses related to the repurchase of outstanding common stock.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Legal and professional fees                  $       66          $       76

The Company recorded a provision for loan losses on its mortgage portfolio of $150 during the Three Months Ended June 30, 2008.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Provision for loan losses                    $      150          $       100

Interest expense to affiliates decreased in 2008 compared to 2007 as a result of a decreased amount of debt owed to affiliates.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Interest expense - affiliates                $      45           $       60

Interest expense relating to other debts increased as a result of increases in the amortization of financing expenses on new borrowings as compared to the prior period.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Interest expense - others                    $      300          $       254

The Company accrued expenses of $33 and $25 for alternative minimum taxes during each of the three months ended June 30, 2008 and 2007. The Company recognized $(146) of deferred income tax expense during the three months ended June 30, 2008 and $38 of deferred tax benefits during the three months ended June 30, 2007, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax (expense) benefit as follows:

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Income tax (expense) benefit                 $      (179)        $       13

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                         Three Months Ended   Three Months Ended
                                            June 30, 2008       June 30, 2007
                                            -------------       -------------
Loss from discontinued operations            $      (18)         $       (15)

    Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

DVL had income from continuing operations of $1,628, and $1,309 for the six months ended June 30, 2008 and 2007, respectively.

Interest income on mortgage loans decreased and interest expense on underlying mortgages decreased reflecting the payoff of loan balances and the application of a greater portion of each monthly payment to the outstanding principal balances.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Interest income on mortgage loans             $      1,241        $      1,374
Interest expense on related notes payable     $        187        $        301

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage is greater than its carrying value.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Gain on satisfaction of mortgage loans        $       999         $       476

Interest income on residual interests increased and interest expense on the related notes payable decreased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Interest income on residual interest          $      2,964        $      2,789
Interest expense on related notes payable     $      1,472        $      1,535

Management fees increased as a result of an increase in the agreed upon reimbursement of allocated expenses.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Management fees                               $       196         $       124

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Transaction and other fees from partner-
  ships                                       $       88          $       45

Net rental income decreased primarily as a result of decreased gross rental income and the write-off of amounts due from tenants deemed to be uncollectible. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Net rental income from others                 $      267          $     370
Gross rental income from others               $      656          $     683

General and administrative expenses increased in 2008 from 2007 primarily as a result of increased fixed rent per the Company's First Amendment to its office lease agreement and increased employee costs.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
General and administrative                    $      921          $       807

The asset servicing fee due from the Company to NPO increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Asset servicing fees                          $      383          $      372

Legal and professional fees increased in 2008 from 2007 primarily as a result of expenses to retain Sarbanes-Oxley professionals.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Legal and professional fees                   $      172          $      151

The Company recorded a provision for loan losses on its mortgage portfolio of $300 during the six months ended June 30, 2008.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Provision for loan losses                     $     300           $      350

Interest expense to affiliates decreased in 2008 compared to 2007 as a result of a decreased amount of debt owed to affiliates.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Interest expense - affiliates                 $       97          $      102

Interest expense related to other debts increased reflecting decreased loan principal offset by increases in the amortization of financing expenses on new borrowing.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Interest expense - other                      $      568          $      495

The Company accrued expenses of $65 and $50 for alternative minimum taxes in each of the six months ending June 30, 2008 and 2007. The Company recognized $(178) of deferred income tax expense in 2008 and $82 of deferred income tax benefits in 2007, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Income tax (expense) benefit                  $     (243)         $      32

Discontinued operations consist of the operations of business segments the Company considers held for sale or has disposed of.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2008       June 30, 2007
                                             -------------       -------------
Loss from discontinued operations             $     (87)          $     (152)

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

      The Company's cash balance was $1,682 at June 30, 2008, compared to $1,028 at December 31, 2007.

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

Acquisitions and Financings

Loans payable which are scheduled to become due through 2013 are as follows:

                                                                                    Outstanding
                                                                   Original      Balance Including
                                                                     Loan       Accrued Interest at          Due
          Purpose                           Creditor                Amount         June 30, 2008             Date
          -------                           --------                ------         -------------             ----
Repurchase of Notes
Issued by the Company                Pemmil (1)                   $  2,500        $        1,437           12/27/08

Purchase of Mortgages                Unaffiliated Bank (2)        $  1,400        $        1,206           01/31/09

Refinancing of Repurchase of
Notes Issued by the Company          Unaffiliated Bank (3)        $  1,500        $        1,459           06/01/09

Construction Financing               Unaffiliated Bank (4)        $  4,225        $        4,495           03/01/10

General Corporate Purposes           Unaffiliated Bank (5)        $    250        $          238           02/01/13

Refinancing of Notes Issued by
the Company                          Unaffiliated Bank (6)        $  3,800        $        3,800           07/01/11

(1) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. In March 2007, to fund a repurchase of shares of the Company's Common Stock from Blackacre Bridge Capital LLC and Blackacre Capital Group L.P., Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total principal amount outstanding under the Pemmil Loan Agreement to $1,956. Such principal amount was evidenced by an Amended and Restate Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and remain in full force and effect. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's whollyowned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. During the six months ended June 30, 2008, the Company paid $814 including $386 of interest accrued to Pemmil. The inability of the Company to refinance or definitively extend such loan on or prior to its maturity date would have a material adverse effect on the Company's financial condition.

(2) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required. The inability of the Company to refinance or definitively extend such loan on or prior to its maturity date would have a material adverse effect on the Company's financial condition.

(3) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are interest only. An annual principal payment of $50 is required. The majority of the loan proceeds were used to paydown an existing loan which accrued interest at a higher rate.

(4) The Company and DVL Holdings entered into a Construction Loan Agreement in August 2007 (the "Construction Loan Agreement") with CapMark Bank ("Capmark"), Urban Development Fund II, LLC ("Urban Fund") and Paramount Community Development Fund "Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pursuant to the Construction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the "Loans") to finance construction, acquisition and other costs associated with the redevelopment of the Property. The Loans are secured by a mortgage on certain of the Company's property located in Kearny, New Jersey and by an assignment of leases on such property. The Lenders have advised the Company that they want to be repaid. The Company is currently pursuing alternative financing sources.

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

(5) On January 30, 2008, the Company entered into a loan agreement with an unaffiliated third party lender for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

(6) On June 6, 2008, Delbrook Holding LLC ("Delbrook"), a Delaware limited liability Company and 100% owned subsidiary of DVL, Inc. (together with its subsidiaries, the "Company") borrowed an aggregate of $3,800,000 pursuant to a Mortgage Note (the "Note") with Capital One, N.A., a national banking association (the "Bank") in the principal amount of $3,800,000.00. The Note is secured by a mortgage on certain of the Company's property located in Kearny, New Jersey and by an assignment of leases on such property. The principal amount outstanding under the Note, bears interest, which is payable monthly, at an annual rate equal to the one month LIBOR Rate plus 2.1%. Delbrook has entered into an interest rate swap agreement with the Bank which provides for a fixed rate of interest for the term of the Note. In the event that the LIBOR Rate is not available, the Note bears interest at an annual rate equal to the prime rate of the Bank.

      The outstanding principal of the Note is payable in monthly installments of $5,430 beginning on August 1, 2008 and continuing on the first day of each month thereafter. The final monthly installment of the Note is due and payable at the option of the Bank upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this term.

ITEM 4. CONTROLS AND PROCEDURES

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

      As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's second quarter that has materially affected, or is reasonably likely to materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 1A.    Risk Factors

            We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits

            10.1 Mortgage Note for the principal amount of $3,800,000 in Favor of Delbrook Holding, LLC

            31.1 Principal Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Principal Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 908 of Sarbanes-Oxley Act of 2002.

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

August 14, 2008