Form 10-Q
period 2008-09-30
DVL INC /DE/
filed 2008-11-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at November 14, 2008
            -----                               --------------------------------
Common Stock, $.01 par value                               44,770,345

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1 - Financial Statements:                                  Pages

         Consolidated Balance Sheets -
           September 30, 2008 (unaudited) and December 31, 2007          1 - 2

         Consolidated Statements of Operations -
         Three Months Ended September 30, 2008 (unaudited) and
           2007 (unaudited)                                              3

         Consolidated Statements of Operations -
         Nine Months Ended September 30, 2008 (unaudited) and
           2007 (unaudited)                                              4 - 5

         Consolidated Statement of Shareholder's Equity -
           Nine Months Ended September 30, 2008 (unaudited)              6

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2008 (unaudited) and
           2007 (unaudited)                                              7 - 8

         Notes to Consolidated Financial Statements (unaudited)          9 - 17

         Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 18 - 30

         Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk                                                   29

         Item 4 - Controls and Procedures                                29 - 30

Part II. Other Information:

         Item 1.   Legal Proceedings                                     31

         Item 1A.  Risk Factors                                          31

         Item 2.   Unregistered Sales of Equity Securities and Use
                     of Proceeds                                         31

         Item 3.   Defaults Upon Senior Securities                       31

         Item 4.   Submission of Matters to a Vote of Security Holders   31

         Item 5.   Other Information                                     31

         Item 6 - Exhibits                                               31 - 38

         Signature                                                       33

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 September 30,     December 31,
                                                                     2008             2007
                                                                 -------------    -------------
                                                                  (unaudited)
ASSETS

Residual interests in securitized portfolios                     $      46,034    $      47,705
                                                                 -------------    -------------
Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $8,059 for 2008 and $16,845 for 2007)           16,099           20,187

    Allowance for loan losses                                            2,793            3,448
                                                                 -------------    -------------
    Net mortgage loans receivable                                       13,306           16,739
                                                                 -------------    -------------
Cash (including restricted cash of $10 and $108 for 2008
  and 2007, respectively)                                                  587            1,028

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $1,293 for 2008 and $1,150 for 2007)                 7,355            7,329

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2008 and 2007)                                     775              781

Net deferred tax asset                                                   2,408            2,743

Other assets                                                             2,813            1,828

Other assets of discontinued operations                                  3,307            1,474
                                                                 -------------    -------------
Total assets                                                     $      76,585    $      79,627
                                                                 =============    =============

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                            September 30,      December 31,
                                                                2008              2007
                                                            -------------     -------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Notes payable - residual interests                        $      35,050     $      38,425
  Underlying mortgages payable                                      4,108             5,682
  Debt - other                                                     11,226            10,570
  Debt - affiliates                                                 1,481             2,154
  Redeemed notes payable-litigation settlement                        775               775
  Deferred income                                                     233                20
  Security deposits, accounts payable and accrued
    Liabilities                                                       201               139
  Liabilities of discontinued operations                               41               176
                                                            -------------     -------------
Total liabilities                                                  53,115            57,941
                                                            -------------     -------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock $10.00 par value, authorized, issued
     and outstanding 100 shares for 2008 and 2007                       1                 1
   Preferred stock, $.01 par value, authorized 5,000,000
     shares for 2008 and 2007, issued and outstanding -0-
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 44,770,345 for 2008 and
     45,284,845 for 2007                                              448               453
   Additional paid-in capital                                      97,003            97,060
   Deficit                                                        (73,982)          (75,828)
                                                            -------------     -------------
   Total shareholders' equity                                      23,470            21,686
                                                            -------------     -------------
   Total liabilities and shareholders' equity               $      76,585     $      79,627
                                                            =============     =============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                  Three Months Ended
                                                                     September 30,
                                                                 -------------------
                                                                   2008        2007
                                                                 -------     -------
Income from affiliates:

   Interest on mortgage loans                                    $   414     $   663
   Partnership management fees                                        65          62
   Management fees                                                    95          62
   Transaction and other fees from partnerships                       --          53
   Distributions from partnerships                                   176         231

Income from others:

   Interest income - residual interests                            1,502       1,427
   Net rental income (including depreciation and
    amortization of $55 for 2008 and $49 for 2007)                   195         173
   Other income and interest                                          19          18
                                                                 -------     -------
                                                                   2,466       2,689
                                                                 -------     -------
Operating expenses:
   General and administrative                                        472         430
   Asset servicing fee - NPO Management LLC                          196         188
   Legal and professional fees                                       119          53
   Provision for loan losses                                          50         150

Interest expense:

   Underlying mortgages                                               80         143
   Notes payable - residual interests                                705         776
   Affiliates                                                         45          63
   Others                                                            267         247
                                                                 -------     -------
                                                                   1,934       2,050
                                                                 -------     -------
Income from continuing operations before income tax (expense)
 Benefit                                                             532         639

Income tax (expense) benefit                                        (189)          6
                                                                 -------     -------
Income from continuing operations                                    343         645

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                       (38)        (77)
                                                                 -------     -------
Net income                                                       $   305     $   568
                                                                 =======     =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            2008        2007
                                                          -------     -------
Income from affiliates:

   Interest on mortgage loans                             $ 1,655     $ 2,037
   Gain on satisfaction of mortgage loans                     999         476
   Partnership management fees                                189         195
   Management fees                                            291         186
   Transaction and other fees from partnerships                88         138
   Distributions from partnerships                            230         231

Income from others:

   Interest income - residual interests                     4,466       4,216
   Net rental income (including depreciation and
    amortization of $148 for 2008 and $146 for 2007)          462         543
   Other income and interest                                   57          57
                                                          -------     -------
                                                            8,437       8,079
                                                          -------     -------
Operating expenses:
   General and administrative                               1,393       1,237
   Asset Servicing Fee - NPO Management LLC                   579         560
   Legal and professional fees                                291         204
   Provision for loan losses                                  350         500

Interest expense:

   Underlying mortgages                                       267         444
   Notes payable - residual interests                       2,177       2,311
   Affiliates                                                 142         165
   Others                                                     835         742
                                                          -------     -------
                                                            6,034       6,163
                                                          -------     -------
Income from continuing operations before income tax
   benefit                                                  2,403       1,916

Income tax (expense) benefit                                 (432)         38
                                                          -------     -------
Income from continuing operations                           1,971       1,954

Loss from discontinued operations - net of tax of $-0-
   in both periods                                           (125)       (229)
                                                          -------     -------
Net income                                                $ 1,846     $ 1,725
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

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (unaudited)
                                   (continued)

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                 --------------------------------    --------------------------------
                                                      2008              2007              2008              2007
                                                 --------------    --------------    --------------    --------------
Basic earnings per share:

  Income from continuing operations              $          .01    $          .02    $          .04    $          .06
  Loss from discontinued operations                         .00               .00               .00              (.01)
                                                 --------------    --------------    --------------    --------------
  Net Income                                     $          .01    $          .02    $          .04    $          .05
                                                 ==============    ==============    ==============    ==============

Diluted earnings per share:

   Income from continuing operations             $          .01    $          .01    $          .04    $          .04
   Loss from discontinued operations                        .00               .00               .00               .00
                                                 --------------    --------------    --------------    --------------
   Net Income                                    $          .01    $          .01    $          .04    $          .04
                                                 ==============    ==============    ==============    ==============

Weighted average shares outstanding - basic          45,051,691        32,909,353        45,129,819        34,434,154
Effect of dilutive securities                           161,653        18,430,002           125,036        18,059,601
                                                 --------------    --------------    --------------    --------------
Weighted average shares outstanding - diluted        45,213,344        51,339,355        45,254,855        52,493,755
                                                 ==============    ==============    ==============    ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)
                                   (unaudited)

                                     Preferred Stock                Common Stock           Additional
                               --------------------------    --------------------------    Paid - In
                                  Shares        Amount          Shares        Amount        Capital        Deficit         Total
                               -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance - January 1, 2008              100    $         1     45,284,845    $       453    $    97,060   $   (75,828)   $    21,686

Exercise of stock options               --             --          8,000             --             --            --             --

Repurchase common stock                 --             --       (522,500)            (5)           (57)           --            (62)

Net income                              --             --             --             --             --         1,846          1,846
                               -----------    -----------    -----------    -----------    -----------   -----------    -----------
Balance - September 30, 2008           100    $         1     44,770,345    $       448    $    97,003   $   (73,982)   $    23,470
                               ===========    ===========    ===========    ===========    ===========   ===========    ===========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                -------------------
                                                                  2008        2007
                                                                -------     -------
Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                              $ 1,971     $ 1,954
  Adjustments to reconcile income to net cash provided by
   (used in) operating activities from continuing operations
   Interest income deducted from (accreted on) residual
    Interests                                                     2,236        (886)
   Accrued interest (subtracted from) added to indebtedness          (5)        (36)
   Depreciation                                                     140         140
   Provision for loan losses                                        321         500
   Write-off of loans receivable                                  4,159          --
   Amortization of unearned interest on loan receivables         (4,466)     (1,678)
   Net decrease (increase) in deferred tax asset                    335        (113)
   Net decrease in other assets                                    (985)       (353)
   Net increase (decrease) in accounts payable, security
     deposits and accrued liabilities                                62          (1)
   Net increase in deferred income                                  213         123
                                                                -------     -------
   Net cash provided by (used in) continuing operations           3,981        (350)
                                                                -------     -------
Discontinued operations:
   Loss from discontinued operations - net of tax                  (125)       (229)
   Net decrease in assets and liabilities of discontinued
    operations                                                     (366)       (635)
                                                                -------     -------
   Cash used in discontinued operations                            (491)       (864)
                                                                -------     -------
   Net cash provided by (used in) operating activities            3,490      (1,214)
                                                                -------     -------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              2008        2007
                                                            -------     -------
Cash flows from investing activities:

  Collections on loans receivable                           $ 1,817     $ 3,487
  Real estate acquisitions and capital improvements            (166)         --
  Net decrease in affiliated limited partnership
    interest and other investments                                6          95
                                                            -------     -------
  Net cash provided by investing activities                   1,657       3,582
                                                            -------     -------
Cash flows from financing activities:

  Proceeds from new borrowings                                4,050       5,085
  Principal payments on debt                                 (4,062)     (4,035)
  Net increase in prepaid financing costs                        --        (677)
  Repurchase of outstanding common stock                        (62)       (649)
  Payments on underlying mortgages payable                   (1,574)     (2,195)
  Payments on notes payable - residual interest              (3,940)       (433)
  Payments related to debt redemptions                           --          (3)
                                                            -------     -------
    Net cash used in financing activities                    (5,588)     (2,907)
                                                            -------     -------
Net decrease in cash                                           (441)       (539)
Cash, beginning of period                                     1,028         891
                                                            -------     -------
Cash, end of period                                         $   587     $   352
                                                            =======     =======
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                    $ 3,157     $ 3,614
                                                            =======     =======
Cash paid for income taxes                                  $   166     $   105
                                                            =======     =======
Supplemental disclosure of non-cash investing and financing activities:

    Residual interests in securitized portfolios -
      (decrease)/increase                                   $  (565)    $ 1,695
                                                            =======     =======
    Notes payable - residual interests -
       (decrease)/increase                                  $  (565)    $ 1,695
                                                            =======     =======
(Increase)/decrease in loans receivable/discontinued assets as a result of foreclosure:

    Loans receivable                                        $ 1,602     $    --
                                                            =======     =======
    Discontinued assets                                     $(1,602)    $    --
                                                            =======     =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1.    Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the three and nine months ended September 30, 2008 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2.    Reclassifications

      Certain amounts from 2007 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2008.

3.    Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through September 30, 2008, the residual interest in securitized portfolios and the notes payable were increased by approximately $6,904 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

4.    Real Estate

      The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants. This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease such Property to multiple tenants and receives a positive cash flow from the Property until such time as it can redevelop the Property as described below.

      In connection with the redevelopment of the Property, on December 11, 2007, DVL, and its wholly owned subsidiary, DVL Kearny Holdings, LLC ("DVL Holdings"), entered into a Redeveloper Agreement (the "Redeveloper Agreement") with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the "Town of Kearny"). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the "Redeveloper") as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

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

      Pursuant to the Developer Services Agreement, the Developer will be paid a development fee of 4% of all project costs associated with the development of the Property (excluding financing costs) as specified in the Developer Services Agreement. Additionally, the Developer will be paid 20% of the net cash flow generated by the project as a result of operations, refinancing and/or sale after the Redeveloper receives from operations a 15% return on its net cash investment and in the event of a refinancing or sale, the return of its net cash investment plus a 15% return on such investment.

      If the Developer is in default of any terms or conditions of the Developer Services Agreement and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Company is afforded a number of rights including the right to terminate the Developer Services Agreement.

      Under the terms of the Construction Loan Agreement, DVL Holdings was required to begin construction by June 1, 2008. On June 1, 2008, DVL Holdings entered into Amendment No. 1, whereby the lender agreed to extend the term of the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) to August 1, 2008. Because of delays, construction did not begin by such date and therefore on September 8, 2008 DVL Holdings entered into Amendment No. 2 dated August 1, 2008. Pursuant to Amendment No. 2, the lender has extended the term of the Predevelopment Loan Phase for an additional six months ending February 1, 2009 on the condition that the Lender shall have no further obligation to make any loan advances. In addition, the maturity date for payment of the outstanding principal balance of the loan was accelerated effective as of August 1, 2008 making the entire outstanding principal balance of $4,495 (and any accrued and unpaid interest thereon) due and payable on February 1, 2009, the expiration of the Predevelopment Loan Phase.

      The Company has identified an alternative lender to refinance the Construction Loan Agreement and has signed a Commitment Letter with such Lender. Under the terms of the Commitment Letter, which is subject to and conditioned upon, among other things, entered into definitive loan documentation, the alternative lender will provide the funds to repay the Lender. While the Company believes it will be able to complete the new loan transaction, to date, no definitive loan agreement has been entered into and there is no assurance in today's economic market that the transaction will be completed on satisfactory terms or at all. The inability of the Company to refinance the outstanding borrowings under the Construction Loan Agreement or obtain an additional extension of the current maturity date of such loan prior to February 1, 2009 would have a material adverse effect on the Company's financial condition.

      As part of Amendment No. 2, on September 8, 2008, DVL Holdings entered into a Pledge and Security Agreement dated as of August 1, 2008 (the "Pledge and Security Agreement"), with the Lender, whereby DVL Holdings deposited $500 into a blocked account as additional collateral security for the loan under the Construction Loan Agreement. Additionally, DVL Holdings deposited $160 as an interest reserve to be used during the six-month extension period to pay all interest accrued during such period. DVL Holdings is entitled to release or withdrawal of the funds deposited from liens and security interests created by the Pledge and Security Agreement in its entirety, upon repayment of the obligations as set forth in said agreement.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of September 2008, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $958 as of September 30, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of September 30, 2008 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747.

(3) During August 2008, the Company foreclosed on three Affiliated Limited Partnerships for nonpayment of amounts due on wrap-around mortgage loans and took title to three vacant former Wal-Mart stores. At the time of the foreclosure, the three wrap mortgages had a combined carrying value of $1,602. The Company has added these properties to "other assets from discontinued operations" in its consolidated financial statements.

5.    Transactions with Affiliates

      Monies Received

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from the management service contract is as follows:

               Fee Income        Fee Income         Fee Income       Fee Income
              For The Three     For The Three      For The Nine     For The Nine
                 Months            Months             Months           Months
                 Ended             Ended              Ended            Ended
Affiliate       09/30/08          09/30/07           09/30/08         09/30/07
---------       --------          --------           --------         --------
   NPO          $     95          $     62           $    291         $    186

Monies Paid

A. The Company recorded fees to NPO of $579 and $560 for the Nine Months Ended September 30, 2008 and 2007, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2008 and 2007 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation for collection services and reimbursement for other services provided to the Company as follows:

              Fee Recorded      Fee Recorded       Fee Recorded     Fee Recorded
              For The Three     For The Three      For The Nine     For The Nine
                 Months            Months             Months           Months
                 Ended             Ended              Ended            Ended
                09/30/08          09/30/07           09/30/08         09/30/07
                --------          --------           --------         --------
                $     27          $     27           $     81         $     81

C. Interest expense on amounts due to affiliates was as follows:

              Three Months      Three Months       Nine Months      Nine Months
                 Ended             Ended              Ended            Ended
                09/30/08          09/30/07           09/30/08         09/30/07
                --------          --------           --------         --------
Pemmil Funding  $     45          $     63           $    142         $    165

6.    Contingent Liabilities

      During the nine months ended September 30, 2008 and 2007 the Company expensed approximately $23 and $85, respectively, during each period, for amounts due to the Limited Partnership Settlement Fund, of which $10 and $-0-was accrued at September 30, 2008 and 2007, respectively. These costs have been netted against the interest on mortgage loans.

7.    Shareholder's Equity

      On March 19, 2007, the Company entered into a Stock Repurchase Agreement (the "Stock Repurchase Agreement") dated March 16, 2007 with Blackacre Bridge Capital, L.L.C., a New York limited liability company ("Blackacre Bridge") and Blackacre Capital Group, L.P., a Delaware limited partnership ("Blackacre Capital" and collectively with Blackacre Bridge, the "Sellers"). Pursuant to the Stock Repurchase Agreement, $0.01 par value (the "Common Stock") in a private transaction, the Company repurchased 4,753,114 shares of its common stock, from Blackacre Bridge and 653,000 shares of its common stock from Blackacre Capital (collectively referred to herein as the "Shares"). The Company purchased the Shares for a cash purchase price of $0.12 per Share for an aggregate cash purchase price of $649. The Shares represented all of the shares of the Company's common stock owned by the Sellers and their respective affiliates, including Stephen Feinberg. All such parties, including Sellers, beneficially owned in excess of 10% of the Company's outstanding common stock prior to the repurchase of all such Shares by the Company.

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

      In July 2008, the Company purchased 522,500 shares of common stock, par value $0.01 per share, for a total purchase price of $63 or $0.12 per share, in a privately negotiated transaction with an unaffiliated seller.

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

8.    Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the Three and Nine Months Ended September 30, 2008 and 2007.

                                                                        Three Months Ended September 30,
                                                ---------------------------------------------------------------------------------
                                                                  2008                                      2007
                                                ---------------------------------------   ---------------------------------------
                                                                Weighted                                  Weighted
                                                                Average                                   Average
                                                               Number of     Per Share                   Number of     Per Share
                                                   Amount        Shares        Amount        Amount        Shares       Amount
                                                -----------   -----------   -----------   -----------   -----------   -----------
Basic EPS,
Net income available to common stockholders     $       305    45,051,691   $       .01   $       568    32,909,353   $       .02
                                                                            ===========                               ===========

Effect of dilutive stock options and warrants            --       161,653                          --    18,430,002
                                                -----------   -----------                 -----------   -----------

Diluted EPS,
Net income available to common stockholders     $       305    45,213,344   $       .01   $       568    51,339,355   $       .01
                                                ===========   ===========   ===========   ===========   ===========   ===========

                                                                         Nine Months Ended September 30,
                                                ---------------------------------------------------------------------------------
                                                                  2008                                      2007
                                                ---------------------------------------   ---------------------------------------
                                                                Weighted                                  Weighted
                                                                Average                                   Average
                                                               Number of     Per Share                   Number of     Per Share
                                                   Amount        Shares        Amount        Amount        Shares       Amount
                                                -----------   -----------   -----------   -----------   -----------   -----------
Basic EPS,
Net income available to common stockholders     $     1,846    45,129,819   $       .04   $     1,725    34,434,154   $       .05
                                                                            ===========                               ===========

Effect of dilutive stock options and warrants            --       125,036                          --    18,059,601
                                                -----------   -----------                 -----------   -----------

Diluted EPS,
Net income available to common stockholders     $     1,846    45,254,855   $       .04   $     1,725    52,493,755   $       .04
                                                ===========   ===========   ===========   ===========   ===========   ===========

9.    Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net (loss) income of $(402) and $68 in 2008 and 2007 respectively, include $(335) of deferred income tax expense and $113 of deferred income tax benefit, respectively.

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2008         2007
                                                          --------     --------

 Revenues
   Residual interests                                     $  4,466     $  4,216
   Real estate                                               3,684        3,575
   Corporate/other                                             287          288
                                                          --------     --------
Total consolidated revenues                               $  8,437     $  8,079
                                                          ========     ========

Net income (loss)
   Residual interests                                     $  2,282     $  1,900
   Real estate                                                  91          (14)
   Corporate/other                                            (402)          68
                                                          --------     --------
Total income from continuing operations                   $  1,971     $  1,954
                                                          ========     ========

Assets
   Residual interests                                     $ 46,034     $ 47,899
   Real estate                                              28,143       30,541
   Corporate/other                                           2,408        2,656
                                                          --------     --------
Total consolidated assets                                 $ 76,585     $ 81,096
                                                          ========     ========

10.   Discontinued Operations

The Company classifies certain real estate holdings as held for sale. The Company's properties located in Fort Edward, New York, Brent, Alabama, Fairbury, Nebraska and Port Isabel, Texas are included as real estate assets held for sale. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the nine months ended September 30, 2008 and 2007 are summarized as follows:

                                                               September 30,
                                                              2008        2007
                                                            --------    --------
Loss from discontinued operations                           $    125    $    229
                                                            ========    ========

      Other assets and other liabilities of discontinued operations at September 30, 2008 and 2007 are summarized as follows:

                                                               September 30,
                                                              2008        2007
                                                            --------    --------
   Other assets                                             $  3,307    $  1,741
                                                            ========    ========
   Other liabilities                                        $     41    $    284
                                                            ========    ========

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

      This Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation ("DVL" or the "Company") and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

      None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

      The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants. This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). To date, the Company has not commenced construction and given the current economic environment there can be no assurance that the Company will commence construction in the near future or at all. In addition, there can be no assurance that the Company will be able to obtain the necessary financing to commence or complete redevelopment. The Company continues to lease such property to multiple tenants and receives a positive cash flow from the property until such time as it can redevelop the Property as described below.

      In connection with the redevelopment of the Property (as defined above), on December 11, 2007, DVL, and its wholly owned subsidiary, DVL Kearny
Holdings, LLC ("DVL Holdings"), entered into a Redeveloper Agreement (the "Redeveloper Agreement") with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the "Town of Kearny"). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the "Redeveloper") as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

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

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of September 2008, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $958 as of September 30, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of September 30, 2008 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with such remediation. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747.

As of August 1, 2008 the Company foreclosed on three partnerships, taking title to three vacant former Wal-Mart stores. At the time of the foreclosure, the three wrap mortgages had a combined carrying value of $1,602. The Company has added these properties to "other assets from discontinued operations" in its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008
Compared to Three Months Ended September 30, 2007
-------------------------------------------------

DVL had income from continuing operations of $343 and $645 for the three months ended September 30, 2008 and 2007, respectively.

Interest income on mortgage loans decreased to $414 as a result of the payoff of loan balances. Interest expense on underlying mortgages decreased to $80 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances, payoff of loan balances and anticipated loan maturities.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest income on mortgage loans         $              414  $              663
Interest expense on underlying mortgages  $               80  $              143

Management fees increased as a result of an increase in the agreed upon reimbursement of allocated expenses.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Management fees                           $               95  $               62

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Transaction and other fees from partner-
  ships                                   $               --  $               53

Interest income on residual interests increased and interest expense on the related notes payable decreased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company's wholly owned subsidiary, S2 Holdings, Inc. ("S2"), that owns a 99.99% Class B member interests in Receivables II-A, LLC, a limited liability company ("Receivables II-A) and Receivables II-B, LLC, a limited liability company ("Receivables II-B).

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest income on residual interests     $            1,502  $            1,427
Interest expense on related notes
  payable                                 $              705  $              776

Net rental income increased primarily as a result of a decrease in operating expenses, offset by decreased gross rental income resulting from decreased occupancy in anticipation of the Kearny redevelopment project.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Net rental income from others             $              195  $              173
Gross rental income from others           $              319  $              328

General and administrative expenses increased in 2008 from 2007 primarily as a result of increased fixed rent per the Company's First Amendment to its office lease agreement.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
General and administrative                $              472  $              430

The asset servicing fee paid to NPO Management, LLC increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Asset servicing fee                       $              196  $              188

Legal and professional fees increased in 2008 from 2007 primarily as a result of increases in the fee structure of accounting professionals as well as the cost of special projects.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Legal and professional fees               $              119  $               53

The Company recorded a provision for loan losses on its mortgage portfolio of $50 during the three months ended September 30, 2008.

                                          Three Months Ended  Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Provision for loan losses                 $               50  $              150

Interest expense to affiliates decreased in 2008 compared to 2007 as a result of a decreased amount of debt owed to affiliates.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest expense - affiliates             $               45  $               63

Interest expense relating to other debts increased as a result of increases in the amortization of financing expenses on new borrowings as compared to the prior period.

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest expense - others                 $              267  $              247

The Company accrued expenses of $32 and $25 for alternative minimum taxes during each of the three months ended September 30, 2008 and 2007. The Company recognized $(157) of deferred income tax expense during the three months ended September 30, 2008 and $31 of deferred tax benefits during the three months ended September 30, 2007, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax (expense) benefit as follows:

                                          Three Months Ended  Three Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Income tax (expense) benefit              $             (189) $                6

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                         Three Months Ended  Three Months Ended
                                         September 30, 2008  September 30, 2007
                                         ------------------  ------------------
Loss from discontinued operations        $              (38) $              (77)

Nine Months Ended September 30, 2008
Compared to Nine Months Ended September 30, 2007
------------------------------------------------

DVL had income from continuing operations of $1,971, and $1,954 for the nine months ended September 30, 2008 and 2007, respectively.

Interest income on mortgage loans decreased and interest expense on underlying mortgages decreased reflecting the payoff of loan balances and the application of a greater portion of each monthly payment to the outstanding principal balances.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest income on mortgage loans         $            1,655  $            2,037
Interest expense on related notes payable $              267  $              444

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of a mortgage is greater than its carrying value.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Gain on satisfaction of mortgage loans    $              999  $              476

Interest income on residual interests increased and interest expense on the related notes payable decreased as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest income on residual interest      $            4,466  $            4,216
Interest expense on related notes payable $            2,177  $            2,311

Management fees increased as a result of an increase in the agreed upon reimbursement of allocated expenses.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Management
fees                                      $              291  $              186

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Transaction and other fees from partner-
  ships                                   $               88  $              138

Net rental income decreased primarily as a result of decreased gross rental income and the write-off of amounts due from tenants deemed to be uncollectible. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Net rental income from others             $              462  $              543
Gross rental income from others           $              975  $            1,011

General and administrative expenses increased in 2008 from 2007 primarily as a result of increased fixed rent per the Company's First Amendment to its office lease agreement and increased employee costs.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
General and administrative                $            1,393  $            1,237

The asset servicing fee due from the Company to NPO Management, LLC increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Asset servicing fees                      $              579  $              560

Legal and professional fees increased in 2008 from 2007 primarily as a result of increases in the fee structure of accounting professionals as well as the cost of special projects.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Legal and professional fees               $              291  $              204

The Company recorded a provision for loan losses on its mortgage portfolio of $350 during the Nine Months Ended September 30, 2008.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Provision for loan losses                 $              350  $              500

Interest expense to affiliates decreased in 2008 compared to 2007 as a result of a decreased amount of debt owed to affiliates.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest expense - affiliates             $              142  $              165

Interest expense related to other debts increased reflecting increased loan principal and increases in the amortization of financing expenses on new borrowing.

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Interest expense - other                  $              835  $              742

The Company accrued expenses of $97 and $75 for alternative minimum taxes in each of the nine months ending September 30, 2008 and 2007. The Company recognized $(335) of deferred income tax expense in 2008 and $113 of deferred income tax benefits in 2007, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax benefit as follows:

                                          Nine Months Ended   Nine Months Ended
                                          September 30, 2008  September 30, 2007
                                          ------------------  ------------------
Income tax (expense) benefit              $             (432) $               38

Discontinued operations consist of the operations of business segments the Company considers held for sale or has disposed of.

                                         Nine Months Ended   Nine Months Ended
                                         September 30, 2008  September 30, 2007
                                         ------------------  ------------------
Loss from discontinued
 operations                              $             (125) $             (229)

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

      The Company's cash balance was $587 at September 30, 2008, compared to $1,028 at December 31, 2007.

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current operating cash requirements for the next twelve months. The Company has in the past and expects in the future to continue to augment its cash flow from operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

      The cash flow from the Company's member interests in Receivables II-A and Receivables II-B should continue to provide liquidity to the Company.

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

Acquisitions and Financings

Loans payable which are scheduled to become due through 2013 are as follows:

                                                                                            Outstanding
                                                                          Original       Balance Including
                                                                            Loan        Accrued Interest at               Due
                 Purpose                          Creditor                 Amount        September 30, 2008               Date
                 -------                          --------                 ------        ------------------               ----
Repurchase of Notes
Issued by the Company                      Pemmil (1)                     $  2,500         $        1,481               12/31/09

Purchase of Mortgages                      Unaffiliated Bank (2)          $  1,400         $        1,206               01/31/09

Refinancing of Repurchase of
Notes Issued by the Company                Unaffiliated Bank (3)          $  1,500         $        1,459               06/01/09

Construction Financing                     Unaffiliated Bank (4)          $  4,225         $        4,526               02/01/09

General Corporate Purposes                 Unaffiliated Bank (5)          $    250         $          227               02/01/13

Refinancing of Notes Issued by
the Company                                Unaffiliated Bank (6)          $  3,800         $        3,808               07/01/11

(1) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. In March 2007, to fund a repurchase of shares of the Company's Common Stock from Blackacre Bridge Capital LLC and Blackacre Capital Group L.P., Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total principal amount outstanding under the Pemmil Loan Agree- ment to $1,956. Such principal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and re- main in full force and effect. The Pemmil Loan Agreement provides that the principal and unpaid interest are due December 27, 2008 and provides for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to pre- pay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agree- ment). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly- owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. During the nine months ended September 30, 2008, the Company paid $814 including $386 of interest accrued to Pemmil. On November 10, 2008 the Pemmil Loan Agreement was amended to extend the due date for the payment of the principal and unpaid interest to December 31, 2009.

(2) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required. The inability of the Company to refinance or definitively extend such loan on or prior to its maturity date would have a material adverse effect on the Company's financial condition.

(3) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are in- terest only. An annual principal payment of $50 is required. The majority of the loan proceeds were used to paydown an existing loan which accrued interest at a higher rate.

(4) The Company and DVL Holdings entered into a Construction Loan Agreement in August 2007 (the "Construction Loan Agreement") with CapMark Bank ("Capmark"), Urban Development Fund II, LLC ("Urban Fund") and Paramount Community Development Fund "Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pursuant to the Construction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the "Loans") to finance construction, acquisition and other costs associated with the redevelopment of the Property. The loans are secured by a mortgage on certain of the Company's property located in Kearny, New Jersey and by an assignment of leases on such prop- erty.

      Under the terms of the Construction Loan Agreement, DVL Holdings was required to begin construction by June 1, 2008. On June 1, 2008, DVL Holdings entered into Amendment No. 1, whereby the lender agreed to extend the term of the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) to August 1, 2008. Because of delays, construction did not begin by such date and therefore on September 8, 2008 DVL Holdings entered into Amendment No. 2 dated August 1, 2008. Pursuant to Amendment No. 2, the lender has extended the term of the Predevelopment Loan Phase for an additional six months ending February 1, 2009 on the condition that the Lender shall have no further obligation to make any loan advances. In addition, the maturity date for payment of the outstanding principal balance of the loan was accelerated effective as of August 1, 2008 making the entire outstanding principal balance of $4,495 (and any accrued and unpaid interest thereon) due and payable on February 1, 2009, the expiration of the Predevelopment Loan Phase.

      The Company has identified an alternative lender to refinance the Construction Loan Agreement and has signed a Commitment Letter with such Lender. Under the terms of the Commitment Letter, which is subject to and conditioned upon, among other things, entered into definitive loan documentation, the alternative lender will provide the funds to repay the Lender. While the Company believes it will be able to complete the new loan transaction, to date, no definitive loan agreement has been entered into and there is no assurance in today's economic market that the transaction will be completed on satisfactory terms or at all. The inability of the Company to refinance the outstanding borrowings under the Construction Loan Agreement or obtain an additional extension of the current maturity date of such loan prior to February 1, 2009 would have a material adverse effect on the Company's financial condition.

      As part of Amendment No. 2, on September 8, 2008, DVL Holdings entered into a Pledge and Security Agreement dated as of August 1, 2008 (the "Pledge and Security Agreement"), with the Lender, whereby DVL Holdings deposited $500 into a blocked account as additional collateral security for the loan under the Construction Loan Agreement. Additionally, DVL Holdings deposited $160 as an interest reserve to be used during the six-month extension period to pay all interest accrued during such period. DVL Holdings is entitled to release or withdrawal of the funds deposited from liens and security interests created by the Pledge and Security Agreement in its entirety, upon repayment of the obligations as set forth in said agreement.

(5) On January 30, 2008, the Company entered into a loan agreement with an unaffiliated third party lender for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

(6) On June 6, 2008, Delbrook Holding LLC ("Delbrook"), a Delaware limited liability Company and 100% owned subsidiary of DVL, Inc. (together with its subsidiaries, the "Company") borrowed an aggregate of $3,800 pursuant to a Mortgage Note (the "Note") with Capital One, N.A., a national banking association (the "Bank") in the principal amount of $3,800. The Note is secured by a mortgage on certain of the Company's property located in Kearny, New Jersey and by an assignment of leases on such property. The principal amount outstanding under the Note, bears interest, which is payable monthly, at an annual rate equal to the one month LIBOR Rate plus 2.1%. Delbrook has entered into an interest rate swap agreement with the Bank which provides for a fixed rate of interest for the term of the Note. In the event that the LIBOR Rate is not available, the Note bears interest at an annual rate equal to the prime rate of the Bank.

      The outstanding principal of the Note is payable in monthly installments of $5,430 beginning on August 1, 2008 and continuing on the first day of each month there- after. The final monthly installment of the Note is due and payable at maturity on July 1, 2011 or before, at the option of the Bank upon any defaults after the ex- piration of all applicable notice and cure periods as specified therein.

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

      As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.

      No change occurred in the Company's internal controls concerning financial reporting during the Company's third quarter that has materially affected, or is reasonably likely to materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 1A.    Risk Factors

            We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                                                ISSUER PURCHASES OF EQUITY SECURITIES
            ---------------------- --------------- ---------------- ---------------------------- -----------------------
                                                                         (c) Total Number        (d) Maximum Number
                                   (a) Total             (b)           of Shares (or Units)      (or Approximate Dollar
                                   Number of           Average           Purchased as Part       Value) of Shares (or
                                   Shares (or      Price Paid per           of Publicly          Units) that May Yet Be
                                   Units)               Share             Announced Plans        Purchased Under the
                   Period          Purchased          (or Unit)             or Programs          Plans or Programs
            ---------------------- --------------- ---------------- ---------------------------- -----------------------
             July 1, 2008 -
            July 31, 2008             522,500           $0.12                    --                        --
            ---------------------- --------------- ---------------- ---------------------------- -----------------------

            ---------------------- --------------- ---------------- ---------------------------- -----------------------
            Total                     522,500           $0.12                    --                        --
            ---------------------- --------------- ---------------- ---------------------------- -----------------------

            In July 2008, the Company purchased 522,500 shares of common stock, par value $0.01 per share, for a total purchase price of $63 or $0.12 per share in a privately negotiated transaction with an unaffiliated seller.

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            On November 10, 2008 the Pemmil Loan Agreement dated December 27, 2005 was amended to extend the due date for the payment of the principal amount of $1,499 and unpaid interest to December 31, 2009 from December 27, 2008.

Item 6.     Exhibits

                  10.1 Amendment No. 2 To Construction Loan Agreement.

                  10.2 Pledge and Security Agreement dated as of August 1, 2008.

                  10.3 Amendment No. 2 To Loan and Security Agreement with
                       Pemmil Funding, LLC, dated November 10, 2008.

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


                                      DVL, Inc.


                                      By: /s/ Henry Swain
                                          -------------------------------------
                                          Henry Swain, Executive Vice President
                                          and Chief Financial Officer

November 14, 2008