Form 10-K
period 2008-12-31
DVL INC /DE/
filed 2009-04-15
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES AND EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

Commission file number 1-8356

                                    DVL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                Delaware                               13-2892858
--------------------------------------------------------------------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

 70 East 55th Street, New York, New York                  10022
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes: |_| No: |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes: |_| No: |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_|       Accelerated filer         |_|
      Non-accelerated filer   |_|       Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of June 30, 2008 was $5,213,555.

The number of shares outstanding of Common Stock of the Registrant as of April 14, 2009 was 44,770,345.

                                    DVL, INC.

                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                           YEAR END DECEMBER 31, 2008

                               ITEMS IN FORM 10-K
                               ------------------

                                                                            Page
                                                                            ----

                                     PART I

Item 1.     Business                                                           1
Item 1A.    Risk Factors                                                      10
Item 1B.    Unresolved Staff Comments                                         10
Item 2.     Properties                                                        10
Item 3.     Legal Proceedings                                                 10
Item 4.     Submission of Matters to a Vote of Security Holders               10

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               11
Item 6.     Selected Financial Data                                           12
Item 7.     Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                       12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        25
Item 8.     Financial Statements and Supplementary Data                       26
Item 9.     Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                               27
Item 9A(T). Controls and Procedures                                           27
Item 9B.    Other Information                                                 28

                                    PART III

Item 10.    Directors, Executive Officers, and Corporate Governance           29
Item 11.    Executive Compensation                                            32
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters                  35
Item 13.    Certain Relationships and Related Transactions and Director
              Independence                                                    39
Item 14.    Principal Accounting Fees and Services                            42

                                     PART IV

Item 15.    Exhibits and Financial Statement Schedules                        43

      This 2008 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team. The Registrant's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financing, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

All dollar amounts presented herein are in thousands except share and per share amounts.

ITEM 1. BUSINESS.

OVERVIEW

      DVL, Inc., a Delaware corporation incorporated in 1977 ("DVL" or the "Company"), is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which the Company serves as general partner (each an "Affiliated Limited Partnership"), (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services. Unless the context otherwise requires, all references herein to DVL or the Company include its consolidated subsidiaries.

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

      The mortgage loans held by the Company are primarily, until recently "wrap-around" mortgage loans made to Affiliated Limited Partnerships which are subject to non-recourse, underlying mortgages held by unrelated institutional lenders. These underlying loans self-liquidate from the base rents payable by the tenants over the primary term of their leases. However, over the past year and during the next two years, most of the underlying loans will self-amortize. The majority of the mortgage payments from the Affiliated Limited Partnerships have been used to pay the underlying mortgage holders' required monthly principal and interest payments. In addition, the Company receives a portion of the Affiliated Limited Partnerships' percentage rent income as additional debt service.

      DVL is the general partner of approximately 31 Affiliated Limited Partnerships which own income-producing commercial, office and industrial properties comprising approximately 1.3 million square feet. A majority of the properties are subject to triple net leases with various tenants. The principal tenant has and continues to be Wal-Mart Stores, Inc; however, in some instances the Wal-Mart lease has terminated and the Properties have been re-let to regional retail tenants. The Company also performs real estate and partnership management services for these partnerships. The Company, for the reasons detailed in Critical Accounting Policies in "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies", does not consolidate any of the various Affiliated Limited Partnerships in which it holds the general partner and in some cases limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method.

      The Company's other principal assets include (a) real estate interests held for investment or development, and (b) limited partnership interests in certain Affiliated Limited Partnerships.

      The Company derives the majority of its income from (a) the residual interests in securitized receivables portfolios, net of interest expense on the related notes payable, (b) the wrap-around and first mortgages to Affiliated Limited Partnerships (as a result of the difference in the effective interest rates between the wraparound mortgage and the underlying mortgage), (c) percentage rents received from various tenants of the Affiliated Limited Partnerships, (d) rentals received as a result of its real estate holdings, (e) fees received as General Partner of the Affiliated Limited Partnerships (including disposition and management fees), (f) distributions received as a limited partner in the Affiliated Limited Partnerships, and (g) fees from management contracts.

      As of December 31, 2008, the Company had net operating loss carry-forwards ("NOLS") aggregating approximately $3,500 which expire in various years through 2019. The Company currently expects to utilize all of the approximately $400 of available NOLS which will expire through 2009. NOLS benefit the Company by offsetting certain taxable income dollar for dollar by the amount of the NOLS, thereby eliminating substantially all of the U.S. federal corporate tax on such income up to the amount of the NOL. If the Company generates profits in the future, the Company may be subject to limitations on the use of its NOLS pursuant to the Internal Revenue Code. It is anticipated that the taxable income associated with the residual interests in securitized portfolios will utilize substantially all unexpired NOLS. There can be no assurance that a significant amount of the Company's existing NOLS will be available to the Company at such time as the Company desires to use them.

      DVL believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2010. The Company has in the past and expects in the future to continue to augment its cash flow provided by operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Pursuant to the terms of the 1993 settlement of a class action between the limited partners of Affiliated Limited Partnerships and DVL (the "Limited Partner Settlement"), a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012. The adjustments to income were significant enough that no amounts were accrued for the 5% contribution in 2008 or 2007. However, as a result of cash flows on certain mortgages the Company expensed amounts due to the fund of $86 and $176 in 2008 and 2007, respectively.

      The Company's current strategy is to maximize the value of its assets and meet its short-term working capital needs by continuing to manage, administer and service its existing portfolio and develop, lease and refinance or sell an
8.5 acre retail site located in Kearny, NJ which the Company has owned for more than 30 years and for which it has been designated as developer by the Town of Kearny to redevelop such property. However, because of the current economic conditions, the development of the Kearny property will take longer than originally projected. In the current economic market there is no assurance that the project will be successful. In addition, in order for the Company to undertake its redevelopment of such property, the Company will need to obtain additional construction financing, and, potentially additional loan or equity financing, and given, current economic conditions, there can be no assurance that any such financing will be obtained on acceptable terms or at all.

      Each share of the common stock of the Company includes a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company, if such sale, purchase or transfer would in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code. See Changes in Control in Item 12 for a more detailed discussion.

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

      The purchase price for the Class B member interests was paid by the issuance of 8% per annum limited recourse promissory notes by S2. Principal and interest are payable from the future monthly cash flow. The notes mature from August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivables II-A, Receivable II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2008 was $2,774.

      In accordance with the purchase agreements entered into with respect to the interests in Receivables II-A and Receivables II-B, from the acquisition dates through December 31, 2008, the residual interest in securitized portfolios and the notes payable were increased by approximately $6,581 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest. Because the underlying obligation to pay the receivables is from insurance companies and not individuals, the Company has not created any reserve against the receivable.

      Mortgage Loans

      The Company's mortgage loan portfolio consists of long-term wrap-around and first mortgage loans to Affiliated Limited Partnerships secured by the types of properties discussed in "Overview" above. The wraparound loans are subordinated obligations with the majority of the payments received being utilized to amortize the related underlying mortgage loans over the primary term of the related lease. The Company builds equity in the wraparound mortgage loans over time as the principal balance of such underlying mortgage loans are amortized. At December 31, 2008, the Company had investments in 19 mortgage loans to Affiliated Limited Partnerships with a carrying value for financial reporting purposes of $14,279 (prior to the allowance for loan losses of approximately $2,180). These mortgage loan receivables are subject to underlying mortgage obligations of $3,626.

      Generally the tenants of the Affiliated Limited Partnerships executed "triple-net" leases and, therefore, the tenant is responsible for the payment of all taxes, insurance and other property costs. In certain leases, the partnership is required to maintain the roof and structure of the premises.

      DVL's mortgage portfolio described above included 11 loans with a net carrying value of $7,688 as of December 31, 2008, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. ("Wal-Mart"). These mortgage loan receivables were subject to underlying mortgage obligations pursuant to net leases which expire in 2009 - 2019 of $2,930 as of December 31, 2008 which loans self-liquidate coterminous with the related lease to Wal-Mart. Wal-Mart is a public company subject to the reporting requirements of the SEC. If Wal-Mart closes a store it remains obligated to pay the rent with respect to such property. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

      In addition to base rent, most leases require the tenant to pay additional rent equal to a percentage of gross receipts from the tenant's operation of a property above a specified amount ("Percentage Rent"). In all cases where the partnership is entitled to receive Percentage Rent, and the Company holds the mortgage, a portion of such rent is required to be paid to the Company as additional interest and/or additional debt service on the mortgage.

      The Company has the right to refinance or pledge the outstanding mortgage loans underlying its wrap-around mortgage loans provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap-around loan. The Company also has the right to arrange senior financing secured by mortgages or properties on which it holds first or second mortgage loans by subordinating such mortgage loans, subject to the limitations set forth above.

      Loan Portfolio

      The following table sets forth the loans held by the Company, the aggregate loan balances, including accrued interest, and the allowances for loan losses, at December 31, 2008.

                                                      Number    Aggregate     Allowance
                                                        of         Loan       for Loan
                  Type of Loan                        Loans       Amount       Losses
-------------------------------------------------    --------    --------     --------
Long-term mortgages due from Affiliated
  Limited Partnerships                                           $ 19,460
      Less: unearned interest (1)                                  (5,181)
                                                                 --------

      Total loans collateralized by mortgages              19      14,279     $  2,180

Loans collateralized by limited partnership
  Interests                                                 4          33            4

Advances due from Affiliated Limited Partnerships           5          84           --
                                                     --------    --------     --------

      Total loans                                          28    $ 14,396     $  2,184
                                                     ========    ========     ========

----------
(1) Unearned interest represents the unamortized balance of discounts on previously funded Loans.

      Investments in Affiliated Limited Partnerships

      The Company over the years has acquired various limited partnership interests in Affiliated Limited Partnerships. At December 31, 2008 and 2007, the Company's carrying value of such limited partnership interests was $657 and $781, respectively.

      Partnership Management

      The Company is the general partner of approximately 31 Affiliated Limited Partnerships, from which it receives management, transaction and other fees. The Company does not consolidate any of the Affiliated Limited Partnerships, except where the Company has control (see "Overview", above).

      Fees for Services

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management LLC ("NPO") and/or, Cerberus Real Estate Capital Management, LLC. The fees from management service contracts are as follows:

                                                              2008        2007
                                                            --------    --------

NPO                                                         $    101    $    156

      Real Estate Holdings

The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants (the "Owned Site"). The Owned Site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease such Property to multiple tenants and receives a positive cash flow from the Property until such time as it can redevelop the Property as described below.

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

The Developer Services Agreement (the "Developer Services Agreement") with P&A Associates and Pemmil (collectively the "Developer") provides that the Developers will provide services with respect to the development, construction and leasing of the Property. The Developer's obligations under the Developer Services Agreement terminates upon the substantial completion of construction and occupancy by the tenants of at least 95% of the retail space to be developed on the Property.

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

Under the terms of the first Construction Loan Agreement (as defined in Item 7 below, Management's Discussion and Analysis of Financial Condition and Results of Operations.), DVL Holdings was required to begin construction by June 1, 2008. On June 1, 2008, DVL Holdings entered into Amendment No. 1, whereby the lender agreed to extend the term of the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) to August 1, 2008. Because of delays in securing tenants, construction did not begin by such date and therefore on September 8, 2008 DVL Holdings entered into Amendment No. 2 dated August 1, 2008. Pursuant to Amendment No. 2, the lender extended the term of the Predevelopment Loan Phase for an additional six months which ended February 1, 2009 on the condition that the lender shall have no further obligation to make any loan advances. In addition, the maturity date for payment of the outstanding principal balance of the loan was accelerated effective as of August 1, 2008 making the entire outstanding principal balance of $4,495 (and any accrued and unpaid interest thereon) due and payable on February 1, 2009, the expiration of the Predevelopment Loan Phase.

On January 21, 2009, DVL Holdings entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with Signature Bank ("Signature Bank"), a New York banking corporation in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to certain mortgage notes in the amount of $4,250 (the "First Note") and $2,200 (the "Second Note" and collectively with the First Note, the "Notes"). DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement. Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note. The principal amount to be borrowed under the Second Note must be repaid to Signature Bank in the event such funds are not used as provided in the Agreement and the Second Note. The principal amount outstanding under the Notes bear interest at an annual rate equal to the greater of (i) six percent or
(ii) one percent plus the prime rate of interest designated by Signature Bank as it's prime rate. Interest is payable on a monthly basis. All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the "Maturity Date") with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes. The principal amounts of the Notes may be prepaid without penalty. In addition, if certain income levels are not achieved by April of 2010, the loan must be paid down by $700 of the First Note in accordance with the Agreements.

Pursuant to the Agreement, DVL Holdings has granted to Signature Bank a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereinafter all references to the "Property" refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property. In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of Signature Bank.

Pursuant to the terms of the Redeveloper Agreement, the Property is to be redeveloped by DVL Holdings under the Redeveloper Agreement. The use of the Property is subject to the terms of the Redeveloper Agreement and the assignment and assumption of the Redeveloper Agreement to or by Signature Bank in the event of exercising their remedies upon the occurrence of an event of default under the Agreement and the Notes, subject to the terms and provisions of the Redeveloper Agreement. In connection with the purchase of certain additional property comprising part of the Property, the mortgage pursuant to the Agreement will also cover such property.

The Agreement and the Notes contain customary terms and provisions, including default provisions. In addition to the customary default provisions, it is an event of default under the Notes (i) if a default has occurred and continues beyond applicable notice and cure periods under the Redeveloper Agreement, (ii) generally, if DVL Holdings fails to acquire certain additional property in connection with the redevelopment and the principal amount borrowed under the Second Note is not repaid to Signature Bank, (iii) if the Redeveloper Agreement is amended without the prior written consent of Signature Bank, or (iv) if a certain lease (as specified in the Agreement) of a portion of the redeveloped property is terminated or has not been modified or replaced with a new tenant in accordance with the terms of the Agreement, unless DVL Holdings and the Company deliver additional cash collateral or pay down the First Note in accordance with the Agreement.

In order to undertake and complete the redevelopment of the Property, DVL Holdings and the Company will need to obtain additional construction financing and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such additional financing will be obtained on acceptable terms or at all. Additionally, given the current economic conditions there can be no assurance that the redevelopment will occur in the five year period required under the Redevelopment Agreement or at all.

The Company also owns an 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which adjoins the Property described above.

During 2008, the Company, through direct ownership or through its investment in various limited partnerships, foreclosed on five Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the five vacant Wal-Mart stores. At the time of the foreclosure, the five mortgages had a combined carrying value of $1,776. The five stores are included in the Company's real estate held at cost, for lease or sale.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, (the "owners") pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of March 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $901 as of December 31, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations. DVL has sued the prior tenants of the Property for environmental contamination and has received $150 and expects to receive an additional $250 toward the cleanup costs for the Property.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of December 31, 2008, the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747 after recording a provision for losses of $350 in 2007.

(3) During 2008, the Company foreclosed on two Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the two vacant former Wal-Mart stores. At the time of the foreclosure, the two had a combined carrying value of $696. During December, 2008, the Company sold one of the former Wal-Mart stores and received net proceeds of $220. During February, 2009, the Company sold the second former Wal-Mart store for $650.

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

      As of March 31, 2009, the Company had 10 employees leased through CSI, all of whom were employed on a full-time basis other than the President of the Company, who serves on a part-time basis. The Company is not a party to any collective bargaining agreement and the Company's personnel are not represented by any labor union. The Company considers its relationship with its personnel to be good.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None

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

ITEM 3. LEGAL PROCEEDINGS.

      The Company from time to time is a party in various lawsuits incidental to its business operations. In the opinion of the Company, none of such litigation in which it is currently a part, if adversely determined, will have a material adverse effect on the Company's financial condition or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Common Stock of DVL is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the FINRA under the symbol "DVLN.0B". As of March 12, 2009, the last reported sales price of DVL common stock was $.09 per share. The following table sets forth, for the calendar periods indicated, the high and low bid prices of the Common Stock as reported by the NASD for 2008 and 2007. Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2008                                                            High     Low
----                                                            ----     ---

Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .    $.18    $.07
Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .19     .16
Second Quarter . . . . . . . . . . . . . . . . . . . . . . .     .19     .11
First Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .17     .09

2007
----

Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .    $.17    $.12
Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .24     .14
Second Quarter . . . . . . . . . . . . . . . . . . . . . . .     .16     .11
First Quarter  . . . . . . . . . . . . . . . . . . . . . . .     .15     .12

      At March 12, 2009, there were 3,537 holders of record of Common Stock of DVL. No dividends have been paid since October 1990. At this time, DVL does not anticipate paying any dividends in the foreseeable future.

      On March 19, 2007, DVL, Inc. (the "Company") entered into a Stock Repurchase Agreement (the "Repurchase Agreement") dated March 16, 2007 with Blackacre Bridge Capital, L.L.C., ("Blackacre Bridge") and Blackacre Capital Group, L.P., a Delaware limited partnership ("Blackacre Capital" and collectively with Blackacre Bridge, the "Sellers"). Pursuant to the Repurchase Agreement, in a private transaction, the Company repurchased 4,753,114 shares of its common stock from Blackacre Bridge and 653,000 shares of its common stock from Blackacre Capital (collectively referred to herein as the "Shares"). The Company purchased the Shares for $649 in cash for a purchase price of $0.12 per Share. The Shares represented all of the shares of the Company's common stock owned by the Sellers and their respective affiliates. All such parties, including Sellers, beneficially owned in excess of 10% of the Company's outstanding common stock prior to the repurchase of all such Shares by the Company.

      On July 14, 2008, the Company entered into a second Stock Repurchase Agreement (the "2nd Repurchase Agreement") dated July 9, 2008 with an unaffiliated third party individual (the "Seller"). Pursuant to the 2nd Repurchase Agreement, the Company repurchased 522,500 shares of common stock, par value $0.01 per share, for a total purchase price of $62 or $0.12 per share, in a privately negotiated transaction.

ITEM 6. SELECTED FINANCIAL DATA

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

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2010. The Company has in the past and expects in the future to continue to augment its cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of its assets and/or borrowings.

      Many of the mortgages currently held by the Company have or had underlying loans which are serviced by a substantial portion of the cash flow generated from the repayment of the Company's mortgage portfolio. A significant portion of these underlying loans were fully paid in 2008 or will be fully paid in 2009 (coterminous with the expiration of the related Wal-Mart lease) and in the event that the properties remain leased to Wal-Mart or a substitute tenant the Company anticipates that mortgages will thereafter provide significant cash flow to the Company, although there can be no assurance that this will occur. As of December 31, 2008, six leases have been extended. During 2008, the Company foreclosed on five affiliated limited partnerships for non-payments of amounts due on mortgage loans and took title to five vacant former Wal-Mart Stores. At the time of the foreclosure, the five mortgages had a combined carrying value of $2,400. During December, 2008, the Company sold one of the former Wal-Mart Stores and received net proceeds of $220. During February 2009, the Company sold an additional property for $650. The other three properties are being held for lease or sale.

      The Company's current strategy is to continue to maximize the value of its assets and meet its short term working capital needs by continuing to manage, administer and service its existing portfolio and develop, lease and refinance or sell an 8.5 acre retail site located in Kearny, NJ which the Company has owned for more than 30 years and for which it has been designated as developer by the Town of Kearny to redevelop such property. However, because of the current economic conditions, the development of the Kearny property will take longer than originally projected. In the current economic market there is no assurance that the project will be successful. In addition, in order for the Company to undertake its redevelopment of such property, the Company will need to obtain additional construction financing, and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such financing will be obtained on acceptable terms or at all.

      At December 31, 2008, the Company had NOLS aggregating approximately $3,500 which will expire in various years through 2019. The Company expects to utilize all of the approximately $400 of available NOLS which will expire through 2009.

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

RESULTS OF OPERATIONS

      Comparison of the year ended December 31, 2008 to the year ended December 31, 2007.

DVL had income from continuing operations as follows:

                                                                2008       2007
                                                                ----       ----

Income from continuing operations                              $ 1,836    $2,512

      Interest income on mortgage loans from affiliates decreased to $2,029 as a result of the payoff of loan balances. Interest expense decreased as a result of anticipated loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

                                                                 2008      2007
                                                                 ----      ----

Interest on mortgage loans                                      $1,912    $2,339
Interest expense on underlying mortgages                        $  339    $  554

      The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying values.

                                                                 2008      2007
                                                                 ----      ----

Gain on satisfaction of mortgage loans                           $906      $954

      Management fees decreased as a result of the loss of a property managed by an affiliate of the Company.

                                                                 2008      2007
                                                                 ----      ----

Management fees                                                  $101      $156

Transaction and other fees were earned in connection with the sale of partnership properties and refinancings of underlying mortgages. The amount of fees vary from year to year depending on the size and number of transactions.

                                                                 2008      2007
                                                                 ----      ----

Transaction and other fees from partnerships                     $ 88      $202

Interest income on residual interest increased and interest expense on the related notes payable decreased in 2008 vs. 2007 as a result of purchase price adjustments pursuant to the Purchase Agreements entered into by the Company with respect to Receivables II-A and Receivables II-B.

                                                                 2008      2007
                                                                 ----      ----

Interest income on residual interests                           $5,994    $5,680
Interest expense on related notes payable                       $2,877    $3,089

Net rental income decreased primarily as a result of decreased gross rental income and the write-off of amounts due from tenants deemed to be uncollectible. Gross rental income reflects decreased occupancy in anticipation of the Kearny redevelopment project.

                                                                 2008      2007
                                                                 ----      ----

Net rental income from others                                   $  559    $  737

Gross rental income from others                                 $1,287    $1,351

      Distributions from partnerships increased in 2008 from 2007 primarily as a result of an increase in the amount of final distributions from affiliated partnerships sale proceeds.

                                                                 2008      2007
                                                                 ----      ----

Distributions from partnerships                                  $275      $217

      General and administrative expenses were relatively constant in 2008 when compared to 2007.

                                                                2008       2007
                                                                ----       ----

General and administrative                                     $1,549     $1,533

      The asset servicing fee paid to NPO increased pursuant to the terms of the Asset Servicing Agreement, which calls for an adjustment to reflect changes in the consumer price index.

                                                                 2008      2007
                                                                 ----      ----

Asset servicing fee                                              $774      $748

      Legal and professional fees increased primarily as a result of increased costs of the Company's financial professionals.

                                                                  2008     2007
                                                                  ----     ----

Legal and professional                                            $327     $300

      The Company recorded an additional provision for losses on its mortgage portfolio of $150 and $654 in 2008 and 2007, respectively.

                                                                  2008     2007
                                                                  ----     ----

Provision for losses                                              $150     $654

      Interest expense to affiliates decreased in 2008 compared to 2007 as a result of decreased amount of outstanding debt owed to affiliates.

                                                                  2008     2007
                                                                  ----     ----

Interest expense to affiliates                                    $188     $230

      Interest expense relating to other debts increased in 2008 primarily due to the amortization of prepaid financing costs related to the first Construction Loan Agreement.

                                                                2008       2007
                                                                ----       ----

Interest expense - others                                      $1,409     $1,065

      The Company expensed $73 of alternative minimum taxes and $219 of state and local taxes in 2008. The Company expensed $130 of alternative minimum taxes and $0 state and local taxes in 2007. The Company recognized $486 of deferred tax expense and $200 of deferred tax benefit in 2008 and 2007, respectively. The deferred tax impact in 2008 and 2007 resulted primarily from the deferred expense or benefit related to the retained interests and the deferred tax expense relating to the utilization of NOLS.

                                                                2008       2007
                                                                ----       ----

Income tax (expense) benefit                                   $(778)      $ 70

      During the years ended December 31, 2008 and 2007 the Company disposed or plans to dispose of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

                                                                  2008     2007
                                                                  ----     ----

Loss from discontinued operations                                 $306     $300

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash balance was $496 at December 31, 2008, compared with $1,028 at December 31, 2007.

      The Company's cash flow from operations is generated principally from rental income from its ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

      The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current cash requirements through at least March 2010. The Company has in the past and expects in the future to continue to augment its cash flow from operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

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

Outstanding Financings

Outstanding loans payable as of December 31, 2008 which are scheduled to become due through 2013 are as follows:

                                                                                           Outstanding
                                                                         Original       Balance Including
                                                                           Loan        Accrued Interest at        Due
                 Purpose                         Creditor                 Amount        December 31, 2008         Date
                 -------                         --------                 ------        -----------------         ----
Repurchase of Notes
Issued by the Company                      Pemmil (1)                    $  2,500         $        1,527        12/31/09

Purchase of Mortgages                      Unaffiliated Bank (2)         $  1,400         $        1,204        04/30/09

Refinancing of Repurchase of
Notes Issued by the Company                Unaffiliated Bank (3)         $  1,500         $        1,460        06/01/09

Construction Financing                     Unaffiliated Bank (4)         $  4,225         $        4,523        02/01/09

General Corporate Purposes                 Unaffiliated Bank (5)         $    250         $          216        02/01/13

Refinancing of Notes Issued by
the Company to Acquire Property            Unaffiliated Bank (6)         $  3,800         $        3,792        07/01/11

(1) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. In March 2007, to fund a repurchase of shares of the Company's Common Stock from Blackacre Bridge Capital LLC and Blackacre Capital Group L.P., Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total principal amount outstanding under the Pemmil Loan Agree- ment to $1,956. Such principal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and re- main in full force and effect. The Pemmil Loan Agreement provided that the principal and unpaid interest were December 27, 2008 and provided for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to pre- pay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agree- ment). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly- owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. During the twelve months ended December 31, 2008, the Company paid $814 including $386 of interest accrued to Pemmil. On November 10, 2008 the Pemmil Loan Agreement was amended to extend the due date for the payment of the principal and unpaid interest to December 31, 2009.

(2) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required. In January of 2009, the lender agreed to recast the loan as a $2,200 term loan to be secured by four Wal-Mart mortgages secured by properties leased to Wal-Mart. The loan will bear interest at 400 basis points over Libor and will be self-amortizing over 60 months. The majority of the loan proceeds were used to paydown an existing loan which accrued interest at a higher rate. At the same time the maturity date of the ex- isting loan was extended to April 30, 2009.

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

      On January 21, 2009, DVL Holdings entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with Signature Bank ("Signature Bank"), a New York banking corporation in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to certain mortgage notes in the amount of $4,250 (the "First Note") and $2,200 (the "Second Note" and collectively with the First Note, the "Notes"). DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement. Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note.

      The principal amount to be borrowed under the Second Note must be repaid to Signature Bank in the event such funds are not used as provided in the Agreement and the Second Note. The principal amount outstanding under the Notes bear interest at an annual rate equal to the grater of (i) six percent or (ii) one percent plus the prime rate of interest designated by Signature Bank as it prime rate. Interest is payable on a monthly basis. All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the "Maturity Date") with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes. The principal amounts of the Notes may be prepaid without penalty.

      Pursuant to the Agreement, DVL Holdings has granted to Signature Bank a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereinafter all references to the "Property" refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property. In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of Signature Bank.

      Pursuant to the terms of the Redeveloper Agreement, the Property is to be redeveloped by DVL Holdings under the Redeveloper Agreement. The use of the Property is subject to the terms of the Redeveloper Agreement and the assignment and assumption of the Redeveloper Agreement to or by Signature Bank in the event of exercising their remedies upon the occurrence of an event of default under the Agreement and the Notes is subject to the terms and provisions of the Redeveloper Agreement. In connection with the purchase of certain additional property comprising part of the Property, the mortgage pursuant to the Agreement will also cover such property.

      The Agreement and the Notes contain customary terms and provisions, including default provisions. In addition to the customary default provisions, it is an event of default under the Notes (i) if a default has occurred and continues beyond applicable notice and cure periods under the Redeveloper Agreement, (ii) generally, if DVL Holdings fails to acquire certain additional property in connection with the redevelopment and the principal amount borrowed under the Second Note is not repaid to Signature Bank, (iii) if the Redeveloper Agreement is amended without the prior written consent of Signature Bank, or (iv) if a certain lease (as specified in the Agreement) of a portion of the redeveloped property is terminated or has not been modified or replaced with a new tenant in accordance with the terms of the Agreement, unless DVL Holdings and the Company deliver additional cash collateral or pay down $700 of the First
      Note in accordance with the Agreement.

      In order to undertake and complete the redevelopment of the Property, DVL Holdings and the Company will need to obtain additional construction financing and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such additional financing will be obtained on acceptable terms or at all. Additionally, given current economic conditions, there can be no assurance that the redevelopment will occur in the five year period required under the Redevelopment Agreement or at all.

(5) On January 30, 2008, the Company entered into a loan agreement with an unaffiliated third party lender for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

(6) On June 6, 2008, Delbrook Holding LLC ("Delbrook"), a Delaware limited liability Company and 100% owned subsidiary of DVL borrowed an aggregate of $3,800 pursuant to a Mortgage Note (the "Note") with Capital One, N.A., a national banking associ- ation (the "Bank") in the principal amount of $3,800. The Note is secured by a mortgage on certain of the Company's property located in Kearny, New Jersey and by an assignment of leases on such property. The principal amount outstanding under the Note, bears interest, which is payable monthly, at an annual rate equal to the one month LIBOR Rate plus 2.1%.

      The Company uses derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. In accordance with SFAS No. 133, "Accounting for Deriva- tive Instruments and Hedging Activities" (the "Statement"), as amended by SFAS No. 138 and SFAS No. 149, the Company established accounting and reporting stand- ards for derivative instruments. Specifically, the Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in the fair value of those instruments designated as cash flow hedges are recorded in other comprehensive income, to the extent the hedge is effective, and in the results of operations, to the extent the hedge is ineffective or no longer quail- fies as a hedge.

      During September 2008, the Company entered into an interest rate swap agreement related to one of their loans. Valued separately, the interest rate swap agreement represents a liability as of December 31, 2008, in the amount of $231. This value represents the fair value of the current difference in interest paid and received under the swap agreement over the remaining term of the agreement. Because the swap is considered to be a cash flow hedge and it is effective, the value of the swap agreement is recorded in the Consolidated Statements of Shareholders' Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss. Changes in the swap agreement's fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

      The following table summarizes the notional values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on December 31, 2008, but does not represent exposure to credit, interest rate or market risks.

          Hedge Type       Notional Value   Rate   Termination Date   Fair Value
          ----------       --------------   ----   ----------------   ----------

       Interest rate swap    $   3,792      5.94%    July 1, 2011      $ (231)
         agreement

      The outstanding principal of the Note is payable in monthly installments of $5 beginning on August 1, 2008 and continuing on the first day of each month there- after. The final monthly installment of the Note is due and payable at maturity on July 1, 2011 or before, at the option of the Bank upon any defaults after the ex- piration of all applicable notice and cure periods as specified therein.

Contractual Obligations

                                                Payments due by period
                                      Less than    1 - 3      3 - 5    More than
                             Total     1 Year      Years      Years     5 Years
                            -------    -------    -------    -------    -------
Debt Obligations:
  Debt                      $12,722    $ 8,847    $ 3,808    $    67    $    --

  Underlying mortgages
    Payable                   3,626        922        799        378      1,527
Purchase obligations:
  Asset servicing
    agreement (1)             1,759        782        977         --         --
Operating Lease
    Obligations (2)           2,460        386        772        791        511
                            -------    -------    -------    -------    -------

                Total:      $20,567    $10,937    $ 6,356    $ 1,236    $ 2,038
                            =======    =======    =======    =======    =======

(1) Subject to annual cost of living increases - See Item 13. Certain Relationships and Related Transactions.

(2) On August 10, 2007, the Company entered into the First Amendment to lease ("First Amendment") to that certain Lease, dated as of November 7, 2002 (the "Existing Lease") whereby the Company leases the premises located at Heron Tower, 70 East 55th Street, New York, New York (the "Premises"). The First Amendment extends the term of the Existing Lease through March 31, 2015 ("Extended Term") from its prior expiration scheduled for termination on January 31, 2008. Through and including January 31, 2008, rent for the Premises is the same as set forth commencing February 1, 2008, and ending on March 31, 2013, rent will be $386 per annum and during the period commencing April 1, 2013 and ending on March 31, 2015, rent will be $409 per annum. At expiration of the Extending Term, the Company will have the option to extend the lease for an additional period of five years which will commence on April 1, 2015 and end on March 31, 2020 provided among other things that the lease was not terminated and there was no monetary default or non-monetary Event of Default (as defined in the Existing Lease).

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

      DERIVATIVE FINANCIAL INSTRUMENTS: The Company accounts for derivative financial instruments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as Amended and interpreted, requires that all derivative financial instruments be recog- Nized on the balance sheet at fair value and establishes criteria for both the design- Nation and effectiveness of hedging activities. The Company uses derivatives in the Management of interest rate and foreign currency exposure. SFAS No. 133 requires the Company to formally document the assets, liabilites or other transactions the Company Designates as hedged items, the risk being hedged and the relationship between the Hedged items and the heding instruments. The Company must measure the effectiveness of the hedging relationship at the inception of the hedge and an on-going basis.

      For derivative financial instruments that qualify as cash flow hedges (ie., hedging the exposure to variability in expected future cash flows that is attributable to a par- ticular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a cash flow hedge, if any, is determined based on the dollar- offset method (i.e., the gain or loss on the derivative financial instrument in excess of the cumulative change in the present value of future cash flows of the hedged item) and is recognized in current earnings during the period of change. As long as hedge effectiveness is maintained, interest rate swap arrangements and foreign currency ex- change agreements qualify for hedge accounting as cash flow hedges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See "Index to Consolidated Financial Statements" below.

                               Supplementary Data

                                       Quarterly Data (Unaudited)
                                  For the Year Ended December 31, 2008

                             1st             2nd             3rd             4th             Full
                           Quarter         Quarter         Quarter         Quarter           Year
Total Revenue            $      3,075    $      2,659    $      2,406    $      2,087     $     10,227
Net income (loss)                 973             568             305            (316)           1,530
  Basic earnings per
     share:
Net income (loss)        $        .02    $        .01    $        .01    $       (.01)    $        .03
Diluted earnings per
   Share:
   Net income (loss)     $        .02    $        .01    $        .01    $       (.01)    $        .03
Weighted average
  Shares outstanding:
  Basic                    45,292,757      45,292,845      45,051,691      44,770,345       45,155,947
  Diluted                  45,426,146      45,413,942      45,213,344      44,862,918       45,298,447

                                       Quarterly Data (Unaudited)
                                  For the Year Ended December 31, 2007

                             1st             2nd             3rd             4th             Full
                           Quarter         Quarter         Quarter         Quarter           Year
Total Revenue            $      2,804    $      2,421    $      2,617    $      2,843     $     10,685
Net income                        629             528             568             557            2,282
  Basic earnings per
     share:
Net income               $        .02    $        .02    $        .02    $        .01     $        .07
Diluted earnings per
   Share:
   Net income            $        .01    $        .01    $        .01    $        .01     $        .04
Weighted average
  Shares outstanding:
  Basic                    37,534,583      32,909,353      32,909,353      33,043,869       34,083,726
  Diluted                  58,421,433      49,398,473      51,339,355      49,768,635       51,756,674

Basic and diluted earnings per share are computed independently for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. The financial statements and notes thereto, together with the report of independent registered public accounting firm of Imowitz Koenig & Co., LLP, are set forth on pages F-1 through F-34, which follow. The financial statements are listed in Item 13 hereof. Amounts for each quarter have been adjusted to reflect reclassifications of management fee income and losses from discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

ITEM 9A(T). CONTROLS AND PROCEDURES.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act, is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      As required by Rule 13a-15 under the Exchange Act, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company's principal executive officer and principal financial officer. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed below, at a reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in or Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedure" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of December 31, 2008 because of a material weakness. The basis for this determination was that, as discussed below, we identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S.GAAP"), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in or accounting department, which resulted in insufficient; (i) documentation and communication of certain business transactions; and (ii) application of technical accounting rules as of December 31, 2008. No misstatements occurred as a result of the material weakness. Since December 2008, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting in the future including the following:

      o In March 2009 we implemented a Disclosure Committee to properly ensure that we are complying with disclosure requirements by addressing disclosure issues that may arise from time to time.

      o We have engaged an outside certified public accounting firm to supplement our finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC.

      o We intend to utilize the outside accounting firm to review Form 10-Q's and Form 10-K's, to advise us of changes in accounting rules and procedures as well as to review our income calculations from S-2 Holdings, LLC as well as our deferred tax calculations.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to present only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

      None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

      GARY FLICKER (age 50) has served as a director of the Company since January 2004. Mr. Flicker was Chief Financial Officer and Executive Vice President of DVL from April 1997 to November 2001 and remained employed by the Company until May 2002. From June 2002 to present, Mr. Flicker has served as President and Chief Executive Officer of Flick Financial, an accounting and financial consulting firm headquartered in Atlanta, Georgia. From January 2007 through July 2008, Mr. Flicker was Chief Financial Officer, Executive Vice President, and Secretary of Xethanol Corp., a public company traded on the American Stock Exchange. Mr. Flicker is a Certified Public Accountant.

      ALAN E. CASNOFF (age 65) has served as President of the Company since November 1994, and was appointed as a director in November 2001. Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994. Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL. From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1977 to October 1991, as secretary of the Company. Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. ("Kenbee"), an affiliate of the Company, and as President of Kenbee since November 1994. Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania. Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee. Since November, 2004, he has been of counsel to Zarwin, Baum, Devito ("Zarwin").

      IRA AKSELRAD (age 54) was elected to the Board of Directors of the Company to serve as a director on November 2, 2006. Mr. Akselrad is currently Executive Vice President and General Counsel of the Johnson Company, Inc., the private investment company of the Robert Wood Johnson IV Family. Prior to joining the Johnson Company this year, he was, for the past 21 years, an attorney with the New York law firm of Proskauer Rose, LLP. For 16 of those years he was a member of the firm and represented a wide range of corporate and real estate clients. In addition to his client responsibilities, he chaired numerous firm committees and served as a member of the firm's six member Executive Committee.

      HENRY SWAIN (age 55) has served as Chief Financial Officer and Executive Vice President since April 2006. From November 2001 to April of 2006, Mr. Swain served as Vice President and Secretary of the Company. Mr. Swain is a Certified Public Accountant. Prior to joining the Company in 2001, Mr. Swain was associated with real estate owner/managers, financial services firms and the accounting firm of Deloitte & Touche, LLP.

      KEITH B. STEIN (age 51) has been a special purpose director of the Company since September 1996. Mr. Stein is the Managing Partner of Crestwalk Capital Advisors, LLC, a financial advisory and investment management firm, a position he has held since 1998. From December 2007 through December 2008, Mr. Stein was associated with Harbinger Capital Partners, a New York based hedge fund, as the Managing Director of HCP Real Estate Investors, the real estate investment fund within Harbinger. Previously, Mr. Stein was a Managing Director of Kimco Realty Corporation (NYSE: KIM), specializing in investments in real estate and related securities. From 1998 to 2008, Mr. Stein was the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc. In the early 1990's Mr. Stein served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a then publicly-held textile company. From 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP.

C. Compliance with Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on review of such reports furnished to the Company, and written representations from the Company's officers and directors all Section 16(a) filing requirements applicable to such persons were satisfied except that a Form 3, Initial Statement of Beneficial Ownership of Securities was not filed timely with respect to Henry Swain's appointment as Executive Vice President and CFO of the Company on December 31, 2006, such report was filed on Form 5, an Annual Statement of Changes in Beneficial Ownership on January 24, 2008; a Form 4, Statement of Changes in Beneficial Ownership was not filed timely with respect to Keith Stein's exercise of Warrants on December 31, 2007 and such report was filed on Form 4 on February 6, 2008; a Form 4 Statement of Changes in Beneficial Ownership was not filed timely with respect to Gary Flicker's exercise of Stock Options on December 31, 2007 and such report was filed on Form 4 on January 8, 2008; a Form 4, Statement of Changes in Beneficial Ownership was not filed timely with respect to Alan Casnoff's exercise of Stock Options on December 31, 2007 and such report was filed on Form 4 on January 8, 2008 and a Form 4, Statement of Changes in Beneficial Ownership, L.P., was not filed timely with respect to Lawrence Cohen's exercise of Warrants on December 31, 2007 and such report was filed on January 9, 2008.

D. Code of Ethics

      The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other financial executives. The code of ethics was filed as Exhibit 14 of the Company's Form 10-KSB for the fiscal year ended December 31, 2003 with the Securities and Exchange Commission. Request for copies of our code of Ethics should be sent in writing to DVL, Inc., 70 East 55th Street, New York, New York 10022.

E. Audit Committee and Audit Committee Financial Expert

      The Audit Committee consists of Gary Flicker and Mr. Akselrad. DVL's board of directors has determined that Gary Flicker is an audit committee financial expert, as defined in the Securities Exchange Act of 1934 and is independent as that term is defined under Rule 121 of the American Stock Exchange.

F. Nominating Committee

      The Company has not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

      A. SUMMARY COMPENSATION TABLE

      The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to the Company in 2008 and (if applicable) in 2007: (1) the person serving as the Company's chief executive officer during 2008; (2) the other person who was serving as an executive officer as of the end of 2008 whose compensation exceeded $100 during 2008.

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                                                                Other
              Principal Position         Year       Salary          Bonus    Compensation      Total($)
              ------------------         ----       ------          -----    ------------      --------
Alan E. Casnoff                          2008        $ 146          $  --       $  40        $ 186 (1),(2)
President and Chief Executive
  Officer                                2007        $ 142          $  --       $  --        $ 142 (1),(2)

Henry Swain                              2008        $ 135          $  13       $  --        $ 148 (2)
Executive Vice President and
  Chief Financial Officer                2007        $ 128          $  20       $  --        $ 148 (2)

(1) Mr. Casnoff received an additional $40 during 2008 as compensation for services rendered in connection with the development of the Kearny, New Jersey development project.

(2)   The Company also pays for medical insurance.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

--------------------------- ------------------- --------------------- -------------------------------- -------------- --------------
                                Number of
                                Securities             Number                 Equity Incentive
                                Underlying         of Securities                Plan Awards:              Option
                               Unexercised       Underlying Options    Number of Securities Underlying   Exercise          Option
                               Options (#)       (#) Unexercisable    Unexercised Unearned Options (#)     Price         Expiration
           Name                Exercisable                                                                  ($)             Date
--------------------------- ------------------- --------------------- -------------------------------- -------------- --------------
Alan E. Casnoff                  100,000                 -                            -                   0.0750          08-08-11
--------------------------- ------------------- --------------------- -------------------------------- -------------- --------------

--------------------------- ------------------- --------------------- -------------------------------- -------------- --------------
Henry Swain                         -                    -                            -                      -               -
--------------------------- ------------------- --------------------- -------------------------------- -------------- --------------

--------------------------- ------------------- --------------------- -------------------------------- -------------- --------------

B. OPTION GRANTS IN LAST FISCAL YEAR

      No options or other equivalents were granted by the Company in 2008.

      The DVL, Inc. 1996 Stock Option Plan (the "Plan") provided for the grant of options to purchase up to 2,500,000 shares of Common Stock to Employees and Non-Employee Directors (in each case as defined in the Plan).

      The Plan provided that any one employee wishing to exercise an option must give prior notice to the Board. If the Board determines, in its reasonable discretion, that such exercise will cause an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) in the Company which would have an adverse effect on the Company's use of its NOLS (as defined in Section 382) (an "Adverse Ownership Change"), the Board shall deny approval of the exercise. If the Board determines that such exercise would not cause an Adverse Ownership Change, it shall approve the exercise. The conditions described in this paragraph are referred to below as the "Section 382 Restrictions". During 2008 and 2007, options to purchase 8,000 and 50,000 shares respectively of common stock were exercised by Employees and Non-Employee Directors.

      As of December 31, 2008, options to purchase 625,000 shares were outstanding under the Plan. During 2008, options to purchase 45,000 shares, originally issued in 1998 expired and were cancelled.

      The Plan remained in effect until March 31, 2006, its termination date and was not renewed by the Company. No options may be granted under the Plan subsequent of the termination of the Plan.

The following is a table summarizing the compensation for non-employee directors.

                                                       DIRECTOR COMPENSATION

------------------------------- -------------------------- ----------------------- ---------------------------- ------------------
                                                                   Stock                     Option
                                 Fees Earned or Paid In            Awards                    Awards                    Total
             Name                         Cash                      ($)                        ($)                      ($)
------------------------------- -------------------------- ----------------------- ---------------------------- ------------------
Gary Flicker                               20                        -                          -                       20
------------------------------- -------------------------- ----------------------- ---------------------------- ------------------

------------------------------- -------------------------- ----------------------- ---------------------------- ------------------
Ira Akselrad                               18                        -                          -                       18
------------------------------- -------------------------- ----------------------- ---------------------------- ------------------

------------------------------- -------------------------- ----------------------- ---------------------------- ------------------
Keith B. Stein                              -                        -                          -                        -
------------------------------- -------------------------- ----------------------- ---------------------------- ------------------

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

      D. BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

      The Board of Directors acts in the place of a formal compensation committee. During 2008, no executive officer of the Company served as a director of or a member of a compensation committee of any entity for which any of the persons serving on the Board of Directors of the Company is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      A. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information as of March 12, 2009 regarding the ownership of common stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's common stock.

      Name and Address of            Amount and Nature of
       Beneficial Owner              Beneficial Ownership      Percent of Class*
       ----------------              --------------------      -----------------

      Lawrence J. Cohen                   4,974,197                 11.0%

      Jay Chazanoff                       3,102,564                  6.9%

      J.G. Wentworth, S.S.C.
        Limited Partnership
        40 Morris Avenue
        Bala Cynwyd, PA  19004            3,000,000                  6.3%

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

On December 31, 2007, prior to the Expiration Time, eight holders of the Warrants (certain of whom currently are significant stockholders or affiliates of the Company) exercised Warrants to purchase a total of 21,467,169 shares of Common Stock, of which Warrants to purchase 2,000,000 shares were exercised for cash and the remainder of which were exercised on a cashless basis (by forfeiture of a portion of the Warrants) pursuant to the terms of the Warrants. As a result of such exercise of the Warrants, a total of 12,325,492 shares of Common Stock were issued to such eight individuals and the Company received a total of $139 as a result of the exercise of a portion of the

Warrants for cash. All of the unexercised Warrants (including the Warrants forfeited as a result of the cashless exercises) expired and terminated as of the Expiration Time in accordance with their and no Warrants remain outstanding. The Warrants were exercised as follows:

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

B. SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth certain information as of March 11, 2009 regarding ownership of Common Stock by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (5 persons). Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. All persons listed below have an address c/o the Company's principal executive offices in New York.

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

      In connection with the loan by NPM (as defined in Item 12) in September 1996, the Company issued to, or for the benefit of, the members of the Florida Group (who are affiliates of NPM) and the Pembroke and Millennium Groups (who are affiliates of NPM and NPO), Warrants to purchase such number of shares of Common Stock as, when added to the Warrants, represent right to acquire up to 49% of the outstanding Common Stock on a fully diluted basis. In accordance with their terms, the Warrants were originally exercisable commencing January 1999 and expired December 31, 2007.

      Pursuant to a Stockholder's Agreement dated as of September 27, 1996 (the "Stockholder's Agreement") entered into among the parties that acquired the Warrants (each, a "Holder"), the Holders had agreed to certain limitations on the dispositions of Common Stock and Warrants owned or held by them. The Holders rights of first refusal/first offer with respect to the disposition of shares of Common Stock and Warrants held by other Holders (unless the disposition was made to certain specified affiliates of a Holder). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder could have disposed of all of his or its shares of Common Stock (Excluding shares issuable upon exercise of Warrants). Subject to the above-mentioned rights of first refusal/first offer and certain other limitations, a Holder could have disposed of up to an aggregate of 49.9% (or more, subject to the consent of a majority of the other Holders in such Holder's Holder Group) of his shares of Common Stock issuable upon exercise of his Warrants after giving effect to conversion, exercise or exchange of such Warrants. The "Holder Groups" consisted of the "Millennium Group", the "Pembroke Group" and the "Florida Group". The members of the Millennium Group are Jay Chazanoff, Ron Jacobs and Stephen Simms. The members of the Pembroke Group are Lawrence J. Cohen and Milton Neustadter. The members of the Florida Group are Stephen L. Gurba, Peter Offermann, Joseph Huston, Jan Sirota, Neal Polan, Michael Zarriello, Adam Frieman, Mark Mahoney, Keith B. Stein, Robert W. Barron and Gary Shapiro (though his holdings in the SIII Associates Limited Partnership and Third Addison Park Corporation).

      Effective as of January 2, 2008, the prior Stockholders Agreement has been terminated and no rights or restrictions remain outstanding thereunder. As a result of the termination of the Stockholders Agreement, each of the reporting individuals and the other Holders no longer possess shared dispositive power of any shares of Common Stock beneficially owned by another joint filer or any other Holder.

                                                Equity Compensation Plan Information

                                                                                                                    Number of
                                              Number of securities                                                  securities
                                                to be issued upon         Weighted average exercise price    remaining available for
                                             exercise of outstanding      of outstanding options warrants        future issuance
             Plan Category                 options warrants and rights               and rights                        (1)
             -------------                 ---------------------------    -------------------------------    -----------------------
                                                       (a)                              (b)                            (c)
Equity compensation approved by
security holders                                     625,000                            $.13                           -0-
Equity compensation plans not approved
by security holders                                      -0-                             -0-                           -0-
                                                     -------                         -------                         -------
Total                                                625,000                            $.13                           -0-
                                                     =======                         =======                         =======

      (1) The Plan remained in effect until March 31, 2006, it's termination date and was not renewed by the Company. No options may be granted under the plan subsequent to the termination of the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

      Pemmil Transaction

To repay the Company's existing obligation to Blackacre in the amount of $2,553, on December 27, 2005 the Company entered into a Loan and Security Agreement (the "Pemmil Loan Agreement") with Pemmil Funding, LLC ("Pemmil"), pursuant to which the Company borrowed from Pemmil $2,500. The Pemmil Loan Agreement provided that principal and unpaid interest were due December 27, 2008 and provided for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Loan Agreement) that result in net proceeds (as defined in the Loan Agreement) to the Company. The obligations under the Pemmil Loan Agreement were secured by a pledge of the Company's equity interest in S2. In 2006, Pemmil agreed to subordinate it's security interest in the Company's equity interest in S2 to secure new bank financing. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. In June 2006, the Company repaid Pemmil $1,450 from the proceeds of new bank financing. On March 16, 2007, the Company entered into Amendment No. 1 To Loan and Security Agreement ("Amendment No. 1") dated March 15, 2007 with Pemmil, pursuant to which Pemmil loaned the Company $650 on March 16, 2007 to fund the Company's purchase of the Shares under the Stock Repurchase Agreement on the same terms as the Pemmil Loan Agreement. During the twelve months December 31, 2008, the Company paid $814 including $386 of interest accrued to Pemmil. On November 10, 2008 the Pemmil Loan Agreement was amended to extend the due date for payment of the principal and unpaid interest to December 31, 2009.

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company's President and a Director of the Company, and Lawrence J. Cohen who is a beneficial owner of greater than 10% of the Company's common stock. NPO, an affiliate of Messrs. Cohen, Jacobs and Chazanoff is a party to an asset services agreement with the Company, pursuant to which the Company paid approximately $774 and $748 in 2008 and 2007, respectively Mr. Stein is a special purpose director of the Company.

DVL believes that the rate being charged and the terms obtained are equal to or better than that which could be obtained in the market place.

            NPM AND NPO TRANSACTIONS

      The Company consummated a multi-faceted transaction on September 27, 1996, pursuant to which: (i) certain existing indebtedness of the Company was acquired by NPM, under an Amended and Restated Loan Agreement dated as of March 27, 1996 pursuant to which the Company became indebted to NPM in the original principal amount of $8,382 (such amounts were fully repaid and satisfied on May 10, 1999);
(ii) 1,000,000 shares of Common Stock (representing 2.2% of the Common Stock now outstanding) were issued to, and purchase by, the Holders (see Item 13(c) above); (iii) the Certificate of Incorporation of the Company was amended to permit the issuance of warrants, to limit change of ownership of capital stock of the Company and to designate Preferred Stock together with rights, powers and preferences (including the appointment of a special purpose director); (iv) Warrants to purchase additional shares of Common stock (which, when added to the 1,000,000 shares acquired, represent rights to acquire up to 49% of the outstanding Common Stock, on a fully diluted basis) were issued to, or for the benefit of, the Holders; (v) 100 shares of Preferred Stock were issued to an affiliate of NPM; (vi) most, but not all, convertible securities and warrants existing and outstanding prior to the transaction were converted into Common Stock; and (vii) the Company continued the engagement of NPO to perform administrative and advisory services relating to the assets of the Company and its affiliated partnerships, pursuant to an agreement dated March 27, 1996 (the "Asset Servicing Agreement"). In consideration for such services, the Company paid NPO $600 per year (with cost of living increases) over the seven-year term of the original agreement, subject to early termination under certain conditions.

During 2001 the Asset Servicing Agreement was extended under the same terms and conditions for another five years to March 2008. In October of 2007 the Asset Servicing Agreement was extended for an additional three year term until March 2011. The current annual fee is $782. The Company paid to NPO $774, and $748 in 2008 and 2007, respectively. As of December 31, 2008 and 2007 the Company had no accrued service fees payable to NPO. During 2008 and 2007 the Company provided office space under the Asset Servicing Agreement to NPO.

      The members of the Millennium Group, and the Pembroke Group, are affiliates of NPM, and therefore have a material interest in the transactions between the Company and NPM, described in the preceding paragraphs. Keith B. Stein, the special purpose director of the Company, is affiliated with NPM, and therefore has a material interest in said transactions. The members of the Millennium Group and the Pembroke Group are affiliates of NPO. The Pembroke Group is controlled by Lawrence J. Cohen, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. The Millennium Group is comprised of and controlled by Jay Chazanoff, who is a beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock.

      The Company received fees from an entity whose partner is an affiliate of NPO in consideration for the Company providing administrative services. The Company received aggregate compensation of $14 and $24 in 2008 and 2007, respectively.

      The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During 2008, and 2007, the Company received compensation equal to $30, and $30, respectively, under such arrangement.

      The Company has received fees from an entity whose partners, are affiliates of NPO in consideration for the Company providing certain accounting and administrative services. As compensation, the Company recorded fees of $57 and $102, in 2008 and 2007, respectively.

      The Millennium Group, an affiliate of NPO, received approximately $42 and $33 for 2008, and 2007, respectively, representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2008 and 2007 the Company paid or accrued fees of $108 and $108, respectively, to the Millennium Group.

      Pembroke Realty Capital LLC, ("Pembroke") a licensed real estate broker affiliated with NPM and NPO, received brokerage fees of $85 from various Affiliated Limited Partnerships where the Company is the general partner. Pembroke also received a co-brokerage fee of $22 from a third party broker in connection with services rendered in connection with the First Amendment to the Company's Existing Leases.

      The Philadelphia, Pennsylvania, law firm of Zarwin, Baum, DeVito, ("Zarwin") of which Alan E. Casnoff, the President and CEO and a director of the Company is of counsel, has acted as counsel to the Company since November, 2004. Legal fees for services rendered by Zarwin to the Company during 2008 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

      Messrs. Cohen and Casnoff have guaranteed jointly and severally, the prompt payment and completion of all obligations under the Redeveloper Agreement.

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

Director Independence

      As of December 31, 2008, Messers. Flicker, Akselrad & Stein are independent as the term is defined under Rule 121 of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by our accounts related to the performance of the audit were $167 and $120 which represent services rendered for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements.

      Tax Fees: The aggregate fees billed by Imowitz Koenig & Co., LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $33 and $31 for 2008 and 2007 respectively.

      All other fees: There were no other services performed for 2008 or 2007.

      Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Imowitz Koenig & Co., LLP are subject to the specific pre-approval of the Audit Committee. All audit and permitted non-audit services to be performed by Imowitz Koenig & Co., LLP require pre-approval by the Audit Committee. The procedures require all proposed engagements of Imowitz Koenig & Co., LLP for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services. The Company's audit and tax services proposed for 2008 along with the proposed fees for such services were reviewed and approved by the Company's Audit Committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      The following documents are filed as part of this report:

      The Financial Statements required by Item 8 of this report are listed below:

                                     Item 8

                                                                        Page No.
                                                                        --------

            Report of Independent Registered Public
              Accounting Firm                                              F - 1

            Consolidated Balance Sheets -
            December 31, 2008 and 2007                                     F - 2

            Consolidated Statements of Operations
            for the years ended December 31, 2008 and 2007                 F - 4

            Consolidated Statements of Shareholders' Equity
            for the years ended December 31, 2008 and 2007                 F - 6

            Consolidated Statements of Cash Flows for
            the years ended December 31, 2008 and 2007                     F - 7

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

10.39 First Amendment of Agreement of Sale dated June 28, 2006 by and be- tween DVL, Inc. and 354 Broadway Associates, LLC. (Incorporated by reference to
       Exhibit 10.39 to DVL's Form 10-KSB for the fiscal year ended December 31, 2006.)

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

10.43 Construction Loan Agreement dated August 2007 between DVL Kearny Holdings LLC, CapMark Bank, Urban Development Fund II LLC, and Paramount Community Development Fund. (Incorporated by reference to Exhibit 10.43 to DVL's Form 10-KSB for the year ended December 31, 2007.)

10.44 Asset Servicing Extension Agreement dated October 31, 2007 between DVL, Inc., Professional Services Corporation, K.M. Realty Corporation, and NPO Management, LLC. (Incorporated by reference to Exhibit 10.44 to DVL's Form 10-KSB for the year ended December 31, 2007.)

10.45 First Amendment to Lease dated August 10, 2007 to that certain lease dated November 7, 2002 between DVL, Inc. and Amstad Property, Inc. (Incorporated by reference to Exhibit 10.45 to DVL's Form 10-KSB for the year ended December 31, 2007.)

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

10.48 Redeveloper Agreement dated December 11, 2007 between DVL, Inc., DVL Kearny Holdings, LLC, and the Town of Kearny, New Jersey. (Incorpor- ated by reference to DVL's Current Event Report on Form 8-K dated December 11, 2007.)

10.49 Developer Services Agreement between DVL, Inc., P&A Associates, and Pemmil Management, LLC. (Incorporated by reference to DVL's Current Event Report on Form 8-K dated December 11, 2007.)

10.50 Mortgage Note for the principal amount of $3,800,000 in favor of Delbrook Holding, LLC. (Incorporated by reference to DVL's Form 10-Q for the period ended June 30, 2008.)

10.51 Amendment No. 2 to the Construction Loan Agreement. (Incorporated by Reference to DVL's Form 10-Q for the period ended September 30, 2008.)

10.52 Pledge and Security Agreement dated as of August 1, 2008. (Incorpora- ted by reference to DVL's Form 10-Q for the period ended September 30, 2008.)

10.53 Amendment No. 2 to the Loan and Security Agreement with Pemmil Funding, LLC, dated November 10, 2008. (Incorporated by reference to DVL's Form 10-Q for the period ended September 30, 2008.)

10.54* Mortgage, Security Agreement and Agreement of Leases and Rents dated
       January 21, 2009 by DVL Kearny Holdings LLC in favor of Signature Bank.

10.55* Guaranty dated January 21, 2009 by DVL, Inc. to Signature Bank.

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

     + Management Compensatory Plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                                DVL, INC.

Dated:  April 15, 2009                          By: /s/ Alan E. Casnoff
                                                    ----------------------------
                                                    Alan E. Casnoff, President
                                                    and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

/s/ Henry Swain
-------------------------
Henry Swain                    Executive Vice President and       April 15, 2009
                               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

/s/ Alan E. Casnoff
-------------------------
Alan E. Casnoff                Director, President and Chief      April 15, 2009
                               Executive Officer (Principal
                               Executive Officer)

/s/ Gary Flicker
-------------------------
Gary Flicker                   Chairman of the Board              April 15, 2009


/s/ Ira Akselrad
-------------------------
Ira Akselrad                   Director                           April 15, 2009

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 Consolidated Financial Statements of DVL, Inc.
  And Subsidiaries and Report of Independent Registered Public Accounting Firm

                                                                            Page

Report of Independent Registered Public Accounting Firm                    F - 1

Consolidated Balance Sheets - December 31, 2008 and 2007                   F - 2

Consolidated Statements of Operations for the years ended
   December 31, 2008 and 2007                                              F - 4

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2008 and 2007                                  F - 6

Consolidated Statements of Cash Flows for the years ended
    December 31, 2008 and 2007                                             F - 7

Notes to Consolidated Financial Statements                                F - 10

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.

We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DVL, Inc. and subsidiaries as of December 31, 2008, and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/Imowitz Koenig & Co., LLP

New York, New York
April 15, 2009

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    December 31,
                                                                 ------------------
                                                                   2008       2007
                                                                 -------    -------
ASSETS

Residual interests in securitized portfolios                     $45,789    $47,705
                                                                 -------    -------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $5,181 for 2008 and $14,069 for 2007)     14,279     18,773

    Allowance for loan losses                                      2,180      3,009
                                                                 -------    -------

    Net mortgage loans receivable                                 12,099     15,764
                                                                 -------    -------

Cash and cash equivalents (including restricted cash of
   $-0- and $108 for 2008 and 2007 respectively)                     496      1,028

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $1,353 for 2008 and $1,150 or 2007)            8,992      7,329

  Affiliated limited partnerships (net of allowance for
    losses of $448 for 2008 and 2007 respectively)                   657        781

Net deferred tax asset                                             2,257      2,743

Other assets                                                       2,637      1,828

Other assets of discontinued operations                            2,138      2,449
                                                                 -------    -------

Total assets                                                     $75,065    $79,627
                                                                 =======    =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                   December 31,
                                                              ---------------------
                                                                2008         2007
                                                              --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                        $ 34,172     $ 38,425

    Underlying mortgages payable                                 3,626        5,673
    Debt - other                                                11,195       10,570
    Debt - affiliates                                            1,527        2,154
    Interest rate swap                                             231           --
    Redeemed notes payable - litigation settlement                 775          775
    Security deposits, accounts payable and accrued
      liabilities (including deferred income of $21 for
      2008 and $20 for 2007)                                       616          159
    Liabilities of discontinued operations                          --          185
                                                              --------     --------

  Total liabilities                                             52,142       57,941
                                                              --------     --------

  Commitments and contingencies

  Shareholders' equity:
     Preferred stock $10.00 par value, authorized -
       100 shares for 2008 and 2007 issued and outstanding
       100 shares for 2008 and 2007                                  1            1
     Preferred stock, $.01 par value, authorized 5,000,000
       shares for 2008 and 2007, issued and outstanding -
       0 shares for 2008 and 2007                                   --           --
     Common stock, $.01 par value, authorized -
       90,000,000 shares, issued and outstanding -
       44,770,345 shares for 2008 and 45,284,845 shares
       for 2007                                                    448          453
     Additional paid-in capital                                 97,003       97,060
     Deficit                                                   (74,298)     (75,828)
     Accumulated other comprehensive loss                         (231)          --
                                                              --------     --------
     Total shareholders' equity                                 22,923       21,686
                                                              --------     --------

     Total liabilities and shareholders' equity               $ 75,065     $ 79,627
                                                              ========     ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                            2008         2007
                                                          --------     --------

Income from affiliates:
   Interest on mortgage loans                             $  1,912     $  2,339
   Gain on satisfaction of mortgage loans                      906          954
   Partnership management fees                                 261          261
   Management fees                                             101          156
   Transaction and other fees from partnerships                 88          202
   Distributions from partnerships                             275          217

Income from others:
   Interest income - residual interests                      5,994        5,680
   Net rental income (including depreciation and
     amortization of $217 for 2008 and $204 for
     2007                                                      559          737
   Distributions from investments                               66           62
   Other income and interest                                    65           77
                                                          --------     --------

                                                            10,227       10,685
                                                          --------     --------

Operating expenses:
   General and administrative                                1,549        1,533
   Asset servicing fee - NPO Management LLC                    774          748
   Legal and professional fees                                 327          300
   Provision for losses                                        150          654

Interest expense:
   Underlying mortgages                                        339          554
   Notes payable - residual interests                        2,877        3,089
   Affiliates                                                  188          230
   Others                                                    1,409        1,065
                                                          --------     --------

                                                             7,613        8,173
                                                          --------     --------

Income from continuing operations before income
  tax benefit                                                2,614        2,512

Income tax (expense) benefit                                  (778)          70
                                                          --------     --------

Income from continuing operations                            1,836        2,582

Loss from discontinued operations -
   Net of tax of $0 in all years                              (306)        (300)
                                                          --------     --------

Net income                                                $  1,530     $  2,282
                                                          ========     ========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)
                                   (continued)

                                                     2008             2007
                                                 ------------     ------------
Basic earnings per share:

   Income from continuing operations             $        .04     $        .08
   Loss from discontinued operations                      (01)            (.01)
                                                 ------------     ------------
   Net income                                    $        .03     $        .07
                                                 ============     ============

Diluted earnings per share:

   Income from continuing operations             $        .04     $        .05
   Loss from discontinued operations                     (.01)            (.01)
                                                 ------------     ------------
   Net income                                    $        .03     $        .04
                                                 ============     ============

Weighted average shares outstanding - basic        45,155,947       34,083,726
Effect of dilutive securities                         142,500       17,672,948
                                                 ------------     ------------

Weighted average shares outstanding - diluted      45,298,447       51,756,674
                                                 ============     ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                                                                               Accumulated
                               Preferred Stock        Common Stock      Additional               Other
                              ----------------    ------------------    Paid - In             Comprehensive            Comprehensive
                               Shares   Amount      Shares    Amount      Capital    Deficit       Loss        Total       Income
                              --------  ------    ----------  ------    ---------   ---------    --------    ---------    --------
Balance - January 1, 2007          100  $    1    38,315,466  $  383    $  97,635   $ (78,110)   $     --    $  19,909    $     --

Repurchase of Blackacre stock       --      --    (5,406,113)    (54)        (594)         --          --         (648)         --

Exercise of warrants                --      --    12,325,492     123           16          --          --          139          --

Exercise of stock options           --      --        50,000       1            3          --          --            4          --

Net income                          --      --            --      --           --       2,282          --        2,282       2,282
                              --------  ------    ----------  ------    ---------   ---------    --------    ---------    --------

Balance - December 31, 2007        100       1    45,284,845     453       97,060     (75,828)         --       21,686    $  2,282
                                                                                                                          ========

Exercise of stock options           --      --         8,000      --           --          --          --           --    $     --

Repurchase of common stock          --      --      (522,500)     (5)         (57)         --          --          (62)         --

Unrealized loss on valua-
  tion of interest rate
  swap agreement                    --      --            --      --           --          --        (231)        (231)       (231)

Net income                          --      --            --      --           --       1,530          --        1,530       1,530
                              --------  ------    ----------  ------    ---------   ---------    --------    ---------    --------

Balance - December 31, 2008        100  $    1    44,770,345  $  448    $  97,003   $ (74,298)   $   (231)   $  22,923    $  1,299
                              ========  ======    ==========  ======    =========   =========    ========    =========    ========

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              2008        2007
                                                            -------     -------
Cash flows from operating activities:

Continuing operations:
Income from continuing operations                           $ 1,836     $ 2,582
 Adjustments to reconcile income to net cash
   provided by (used in) operating activities
   from continuing operations
 Interest income deducted from (accreted on)
   residual interests                                         1,032        (897)
 Accrued interest (subtracted from) added to
   indebtedness                                                  (9)          8
 Gain on write off of uncollectible mortgage loans             (872)       (937)
  Depreciation                                                  203         186
  Provision for loan losses                                     150         654
  Amortization of unearned interest on loans receivable      (1,051)     (1,304)
  Net decrease (increase) in deferred tax asset                 486        (200)
  Net increase in other assets                                 (610)       (419)
  Net increase (decrease) in accounts payable, security
    deposits and accrued liabilities                            456         (84)
  Net increase in deferred income                                 1           1
                                                            -------     -------

  Net cash provided by (used in) continuing operations        1,622        (410)
                                                            -------     -------
Discontinued operations:
  Loss from discontinued operations - net of tax               (306)       (300)
   Adjustment to reconcile loss to net cash used in
    discontinued operations
    Net increase (decrease) in assets and liabilities of
     discontinued operations                                    126        (296)
                                                            -------     -------
    Net cash used in discontinued operations                   (180)       (596)
                                                            -------     -------
    Net cash provided by (used in) operating activities       1,442      (1,006)
                                                            -------     -------

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                              2008        2007
                                                            -------     -------
Cash flows from investing activities:

Collections on loans receivable                             $ 3,662     $ 4,679
Real estate acquisitions and capital improvements               (90)        (27)
Net decrease in affiliated limited Partnership
  interests and other investments                                42          77
                                                            -------     -------

    Net cash provided by investing operations                 3,614       4,729
                                                            -------     -------

Cash flows from financing activities:

   Proceeds from new borrowings                               4,159       5,203
   Principal payments on debt                                (4,152)     (4,070)
   Payment of prepaid financing costs                          (199)       (577)
   Repurchase of outstanding common stock                       (62)       (648)
   Proceeds from the exercise of warrants and options            --         143
   Payments on underlying mortgages payable                  (1,965)     (2,720)
   Payments on notes payable - residual interests            (3,369)       (914)
   Payments related to debt redemptions                          --          (3)
                                                            -------     -------

   Net cash used in financing activities                     (5,588)     (3,586)
                                                            -------     -------

Net (decrease) increase in cash                                (532)        137
Cash, beginning of year                                       1,028         891
                                                            -------     -------

Cash, end of year                                           $   496     $ 1,028
                                                            =======     =======

Supplemental disclosure of cash flow Information:

Cash paid during the year for interest                      $ 4,525     $ 4,786
                                                            =======     =======

Cash paid for income taxes                                  $   175     $   151
                                                            =======     =======

See notes to consolidated financial statements.

                                   (continued)

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (continued)

                                                                 2008      2007
                                                                ------    ------
Supplemental disclosure of non-cash investing and financing activities:

  Residual interests in securitized portfolios -
    Increase                                                    $  884    $1,490
                                                                ======    ======

  Notes payable - residual interests - Increase                 $  884    $1,490
                                                                ======    ======

Foreclosure of mortgage loans receivable collateralized by
real estate                                                     $1,776    $  696
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

                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1. Summary of Significant Accounting Policies

a. THE COMPANY: DVL, Inc. ("DVL or the "Company") is a Delaware corporation headquartered in New York, New York. DVL's common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by FINRA under the symbol "DVLN". DVL is a commercial finance company which manages numerous real estate properties and partnerships, and holds and services commercial mortgage loans. DVL's investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests. DVL has seven 100% owned active subsidiaries: Professional Service Corporation ("PSC"), Del Toch, LLC ("Del Toch"), Delborne Land Company, LLC ("Delborne"), S2 Holdings, LLC ("S2"), DVL Mortgage Holdings, LLC ("DMH"), DVL Kearny Holdings, LLC ("DVLKH"), Delbrook Holdings, LLC ("Delbrook"), all of which are consolidated for accounting purposes. In consideration of Financial Accounting Standards Board Interpretation No. 46R ("FIN 46R"). DVL does not consolidate the various partnerships (the "Affiliated Limited Partnerships") in which it holds the general partner and limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method due to the following:
(i) DVL's interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) (the "Limited Partnership Settlement"); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements of the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL's obtaining its interest and all potential refinancings are reviewed by the Oversight Committee. Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships on a cost basis with the cost basis adjusted for impairments, if any. Accounting for such investments on the equity method would not result in any material change to the Company's financial position or results of operations.

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

f. PREPAID FINANCING: Prepaid financing costs are deferred and amortized over the term of the respective debt using the effective interest rate method. Prepaid financing costs on interest only loans are amortized using the straight-line method over the term of the financing and are included in other assets. The Company has recorded $1,178 and $979 in other assets in the consolidated balance sheets for the years ended December 31, 2008 and 2007, respectively. $657 and $74 of amortization was recorded in interest expense in the consolidated statement of operations for the years ended December 31, 2008 and 2007, respectively. Accumulated amortization was $942 and $285 at December 31, 2008 and 2007, respectively.

g. DEFERRED LEASE COSTS: Deferred lease costs are being amortized using the straight-line method over the terms of the respective leases.

      The Company has recorded $39 in deferred lease costs in other assets in the consolidated balance sheets, for the years ended December 31, 2008 and 2007. $4 and $8 of amortization expense was recorded for the years then ended December 31, 2008 and 2007, respectively, in general and administrative expense in the consolidated statement of operations. Accumulated amortization was $14 and $10 at December 31, 2008 and 2007, respectively.

h. IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS: A write down for impairment is recorded based upon a periodic review of the real estate and real estate lease interests owned by the Company. Real estate and real estate lease interests are carried at the lower of depreciated cost or estimated fair value. In performing this review, management considers the estimated fair value of the property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located. Because this determination of estimated fair value is based upon future economic events, the amount ultimately reflected in an appraisal or realized upon a disposition may differ materially from the carrying value.

      A write-down is inherently subjective and is based upon management's best estimate of current conditions and assumptions about expected future conditions. The Company may provide for write-downs in the future and such write-downs could be material.

i. RESTRICTED CASH: As of December 31, 2008 and 2007, DVL had restricted cash of $-0-, and $108, respectively. The restricted cash at December 31, 2008 and 2007, represents monies owed to the settlement fund established pursuant to the Limited Partnership Settlement.

j. FEDERAL INCOME TAXES: DVCC, PSC, RH, Del Toch, S2, DMH, DVLKH, Delbrook and Delborne are included in DVL's consolidated federal income tax return.

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

k. CASH FLOW HEDGES: The Company uses derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), as amended by SFAS No. 138 and SFAS No. 149, the Company established accounting and reporting standards for derivative instruments. Specifically, the Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in the fair value of those instruments designated as cash flow hedges are recorded in other comprehensive income, to the extent the hedge is effective, and in the results of operations, to the extent the hedge is ineffective or no longer qualifies as a hedge.

During September 2008, the Company entered into an interest rate swap agreement related to one of their loans. Valued separately, the interest rate swap agreement represents a liability as of December 31, 2008, in the amount of $231. This value represents the fair value of the current difference in interest paid and received under the swap agreement over the remaining term of the agreement. Because the swap is considered to be a cash flow hedge and it is effective, the value of the swap agreement is recorded in the Consolidated Statements of Shareholders' Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss. Changes in the swap agreement's fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

The following table summarizes the notional values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on December 31, 2008, but does not represent exposure to credit, interest rate or market risks.

        Hedge Type        Notional Value   Rate    Termination Date   Fair Value
        ----------        --------------   ----    ----------------   ----------

      Interest rate swap     $3,792        5.94%     July 1, 2011       $(231)
        agreement

l. EARNINGS PER SHARE: Basic per share data is determined by dividing net income by the weighted average shares outstanding during the period. Diluted per share data is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2008 and 2007:

------------------------------------------------------------ ------------------------------------ ----------------------------------
                                                                            2008                                2007
------------------------------------------------------------ ------------------------------------ ----------------------------------
                                                                           Weighted       Per                  Weighted      Per
                                                                Net        Average       Share       Net       Average    Share
                                                               Income       Shares      Amount      Income      Shares     Amount
------------------------------------------------------------ ----------- ------------- ---------- ----------- ----------- ----------
Basic EPS, Net income available to common stockholders          $1,530    45,155,947     $   .03    $2,282    34,083,726    $  .07
------------------------------------------------------------ ----------- ------------- ---------- ----------- ----------- ----------
Effective of dilutive stock options and warrants                     -       142,500           -         -    17,672,948         -
------------------------------------------------------------ ----------- ------------- ---------- ----------- ----------- ----------
Diluted EPS, Net income available to common stockholders        $1,530    45,298,447     $    03    $2,282    51,756,674    $  .04
------------------------------------------------------------ =========== ============= ========== =========== =========== ==========

      At December 31, 2008, and 2007, outstanding stock options excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 180,000 and 210,000, thereby resulting in an anti-dilutive effect.

      In 2004, the Company adopted the fair value recognition Provisions of SFAS 123R prospectively to all employee awards granted, modified or settled after the adoption.

      SFAS 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. Stock based compensation for 2008 and 2007 is $0 and $0, respectively.

m. FAIR VALUE OF FINANCIAL INSTRUMENTS: As disclosed in Note 3, DVL's loan portfolio is valued based on the value of the underlying collateral. As all loans are either receivables from Affiliated Limited Partnerships or are collateralized by interests in Affiliated Limited Partnerships, it is not practical to estimate fair value of the loans. Due to the nature of the relationship between the Affiliated Limited Partners and DVL's general partner interest in the Affiliated Limited Partnerships and the authority of the Oversight Committee, the amount at which the loans and underlying mortgages could be exchanged with third parties is not reasonably determinable, as any such estimate would have to consider the intention of the Oversight Committee, the amounts owed, if any, to DVL for its interests in the Affiliated Limited Partnerships and any transaction fees to which DVL might be entitled. See Note 2 for discussions on residual interests.

      Financial instruments held by the Company include cash and cash equivalents, receivables, and accounts payable. The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature.

n. USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses is subject to significant change in the near term.

o. RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the 2008 presentation, including the reporting of discontinued operations for those assets that have been disposed of or classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

p. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with original purchase maturity dates of three months or less to be cash equivalents.

q. CONCENTRATION OF CREDIT RISK: Substantially all of the Company's cash and cash equivalents consist of money market mutual funds which invest in U.S. Treasury Bills and repurchase agreements with original maturity dates of three months or less.

      The Company maintains cash with several banking institutions, which amounts at times exceeds federally insured limits.

r. RECENTLY ISSUED ACCOUNTING STANDARDS:

      In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities has not had a material effect on the Company's consolidated financial statements. The Company does not expect the adoption of FASB 157 for non-financial assets and liabilities to have a material impact on its consolidated financial position and results of operations in 2009.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has determined that the adoption of SFAS No. 159 has had no effect on its consolidated results of operations and financial position.

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

      The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2. The Notes Payable - residual interests balances were $34,172 and $38,425 as of December 31, 2008 and 2007, respectively. Principal and interest are payable from the future monthly cash flow. The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2's interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests. The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables. DVL also issued its guaranty of payment of an original amount up to $3,443 of the purchase price. The amount of the guaranty is regularly reduced by 10% of the principal paid. The amount of the guaranty at December 31, 2008 was $2,774. Payments, if any, due under this guaranty are payable after August 15, 2020.

      In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through December 31, 2008, the residual interests in securitized portfolios and the notes payable were increased by approximately $6,581 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      The following table reconciles the initial purchase price with the carrying value at December 31, 2008:

      Initial purchase price                      $ 35,791
      Adjustments to purchase price                  6,581
      Principal payments                               (51)
      Accretion                                      3,468
                                                  --------
                                                  $ 45,789
                                                  ========

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

The following table presents the key economic assumptions at December 31, 2008 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

      Carrying value of residual interests            $45,789
      Fair value of residual interest                 $45,789
      Weighted-average life (in years)                    5.1
      Expected credit losses                              3.3%
        Impact on fair value of 10% adverse change        142
        Impact on fair value of 20% adverse change        277
      Discount rate                                     13.24%
        Impact on fair value of 10% adverse change      3,354
        Impact on fair value of 20% adverse change      4,854

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

      DVL's mortgage portfolio included 11 and 19 mortgage loans with net carrying values of $7,688 and $17,219 as of December 31, 2008 and 2007, respectively, which are due from Affiliated Limited Partnerships that own properties leased to Wal-Mart Stores, Inc. Wal-Mart is a public company subject to the reporting requirements of the SEC. Wal-Mart has closed certain of its stores located on the properties subject to the Company's mortgages. However, Wal-Mart continues to pay the required rent with respect to such leases. Net carrying value refers to the unpaid principal balance less any allowance for reserves, and any amount which represents future interest based upon the purchase of the loan at a discount.

      DVL is liable for underlying non-recourse first mortgages on a substantial portion of its mortgage portfolio. The underlying mortgages are payable to unrelated financial institutions and bear interest at rates ranging from 6.53% and 8.25% and require principal and interest payments solely from the proceeds of the wrap-around mortgages receivable.

      The Limited Partnership Settlement, as well as the settlements with other limited partnerships, resulted in the modification of terms of certain performing mortgage loans receivable from Affiliated Limited Partnerships which bore interest at effective rates of up to 14.37% per annum, aggregating net carrying values of $252 and $1,409 subject to underlying mortgages of $-0-, and $138, at December 31, 2008 and 2007, respectively, and original maturity dates through 2028.

      In addition, at the time of the Limited Partnership Settlement, the terms of the loans to Kenbee Management, Inc. ("Kenbee") collateralized by similar loans were restructured and modified. The restructured and modified loans due directly from the partners bear interest at stated rates of up to 15.5% and mature through 2030. As of December 31, 2008 and 2007 the modified loans due directly from the Affiliated Limited Partnerships aggregated net carrying values of $5,797 and $7,023 and were subject to underlying mortgages of $2,930, and $4,086, respectively. DVL recognized interest income on these restructured mortgage loans of approximately $251, and $244, for 2008 and 2007, respectively.

DVL's mortgage and other loans due from Affiliated Limited Partnerships and limited partners are as follows:

                                                                                 2008
                                                         ----------------------------------------------------
                                                                                       Accrued      Allowance
Mortgage Loans Due From Affiliated Limited                                            Interest      For Loan
Partnerships                                             Number of         Loan      Included in     Losses
  (Dollar Amounts in Thousands)                            Loans         Balance    Loan Balance    (Note 4)
-----------------------------------------------------    ----------    ----------    ----------    ----------
Long-term wrap-around mortgage loans ranging from                 8    $   10,713    $       --    $      181
$223 to $4,219 in 2008 and from $248 to $4,435 in
2007 maturing at various dates through May 2029
(a)

Other long-term mortgage loan of $1,051 in 2008                   1         1,051            --           100
and $1,088 in 2007 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                   10         7,696            --         1,899
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $280 to $1,783 in
2008 and from $292 to $2,898 in 2007 maturing at
various dates through January 2030 (c)
                                                         ----------    ----------    ----------    ----------

Total mortgage loans                                             19        19,460            --         2,180

Loans Collateralized By Limited Partnership Interests
-----------------------------------------------------

Loans ranging from $1 to $41 in 2008 and from $1                  4            33            --             4
to $45 in 2007 in default (d) Included in other
assets

Due from affiliated partnerships
--------------------------------

Advances and Other                                                5            84            --            --
                                                         ----------    ----------    ----------    ----------

Total loans receivable                                           28        19,577    $       --    $    2,184
                                                         ==========                  ==========    ==========

Less unearned interest on partnership mortgage
loans                                                                       5,181
                                                                       ----------

Net loans receivable                                                   $   14,396
                                                                       ==========

Underlying mortgages ranging from $10 to $1,769
in 2008 and from $9 to $1,884 in 2007 maturing at
various dates through 2019                                             $    3,626
                                                                       ==========

                                                                                 2007
                                                         ----------------------------------------------------
                                                                                       Accrued      Allowance
Mortgage Loans Due From Affiliated Limited                 Number                     Interest       For Loan
Partnerships                                                 of           Loan       Included In      Losses
  (Dollar Amounts in Thousands)                             Loans       Balance     Loan Balance     (Note 4)
-----------------------------------------------------    ----------    ----------    ----------    ----------
Long-term wrap-around mortgage loans ranging from                13    $   22,901    $        2    $    1,060
$223 to $4,219 in 2008 and from $248 to $4,435 in
2007 maturing at various dates through May 2029
(a)

Other long-term mortgage loan of $1,051 in 2008                   1         1,088            --           100
and $1,088 in 2007 maturing in August 2021 (b)

Long-term wrap-around and other mortgage loans                   10         8,853            --         1,849
acquired from Kenbee pursuant to the Limited
Partner Settlement ranging from $280 to $1,783 in
2008 and from $292 to $2,898 in 2007 maturing at
various dates through January 2030 (c)
                                                         ----------    ----------    ----------    ----------

Total mortgage loans                                             24        32,842             2    $    3,009

Loans Collateralized By Limited Partnership Interests
-----------------------------------------------------

Loans ranging from $1 to $41 in 2008 and from $1                 16           227            --           195
to $45 in 2007 in default (d) Included in other
assets

Due from affiliated partnerships
--------------------------------

Advances and Other                                                8            69            --            --
                                                         ----------    ----------    ----------    ----------

Total loans receivable                                           48        33,138    $        2    $    3,204
                                                         ==========                  ==========    ==========

Less unearned interest on partnership mortgage
loans                                                                      14,069
                                                                       ----------

Net loans receivable                                                   $   19,069
                                                                       ==========

Underlying mortgages ranging from $10 to $1,769
in 2008 and from $9 to $1,884 in 2007 maturing at
various dates through 2019                                             $    5,673
                                                                       ==========

Activity on all collateralized loans is as follows:

                                                            2008         2007
                                                          --------     --------

                                                             (in thousands)

Balance, beginning of year                                $ 33,069     $ 42,965
Collections on loans to affiliates                          (3,857)      (5,011)
Adjustment related to foreclosures and
  write off of uncollectible loans                          (9,719)      (4,885)
                                                          --------     --------
Balance, end of year                                      $ 19,493     $ 33,069
                                                          ========     ========

Unearned interest activity is as follows:
                                                            2008         2007
                                                          --------     --------

                                                             (in thousands)

Balance, beginning of year                                $ 14,069     $ 19,049
Amortization to income                                      (1,051)      (1,300)
Adjustment related to foreclosures and
  write off of uncollectible loans                          (7,837)      (3,680)
                                                          --------     --------
Balance, end of year                                      $  5,181     $ 14,069
                                                          ========     ========

      (a) DVL previously funded certain wrap-around mortgages due from Affiliated Limited Partnerships, whereby the original principal of the wrap equaled the outstanding balance of an underlying first mortgage loan plus the amount of funds advanced by DVL to the partnership. These loans mature through May 2029, bear interest at effective rates from 10% to 51% per annum and are collateralized primarily by second mortgages on commercial and industrial properties located in various states. DVL is responsible to make principal and interest payments on the first mortgage loan to the extent received from the borrower and, in certain instances, has the right to refinance or pay off the first mortgage loan and succeed to its seniority. Currently, the partnerships or the tenants are making the underlying mortgage payments directly and DVL is applying such payments to its wrap-around mortgage loans. To the extent that the underlying mortgage payment is less than the wrap-around mortgage payment, the partnership is obligated to pay DVL the balance. These wrap-around loans are subject to underlying mortgage loans of $696 in 2008 and $1,596 in 2007 which bear interest at rates ranging from 6.66% to 8.25% per annum, are payable to unaffiliated lenders in monthly installments, mature on various dates through January 2019 and are collateralized by liens senior to DVL's liens. See Note 6 for the five year maturities of such underlying loans.

      (b) DVL's other long-term mortgage loan, exclusive of its wrap-around mortgages, is collateralized by one first mortgage aggregating $1,051 at December 31, 2008 and $1,088 at December 31, 2007, respectively. This loan matures August 2021, bears interest at an effective rate of 6% per annum and is collateralized by a first mortgage on a commercial property. The scheduled principal maturities of DVL's commercial mortgage loan portfolio, excluding wrap-around mortgages, in each of the next five years are $40 in 2009, $42 in 2010, $46 in 2011, $61 in 2012, $60 in 2013 and $802 thereafter.

      (c) DVL acquired long-term wrap-around and other mortgage loans to Affiliated Limited Partnerships pursuant to the Limited Partner Settlement. The principal balance of such loans when acquired in 1992 equaled DVL's net investment in the related loan previously due from Kenbee less specific write-downs on certain of these loans based upon the anticipated cash flow to be generated by each loan (Note 4). Although these loans have stated interest rates of up to 15.5% per annum, interest, if any, is imputed based upon the anticipated cash flow to be generated by each loan. The loans are collateralized by first, second and third mortgages on commercial and industrial properties located in various states and mature through January 2030. The wrap-around loans are subject to senior loans of $3,626 in 2008 and $4,086 in 2007, which bear interest at rates ranging from 6.69% to 7.50% per annum, are payable to unaffiliated lenders, mature on various dates through December 2019 and are collateralized by liens senior to DVL's liens. The payment of the underlying first mortgages are also being made by the partnerships or tenants as discussed in (a) above. See Note 6 for the five year maturities of such underlying loans.

      (d) DVL made loans directly to limited partners to finance their partnership investments. As a result of the Limited Partner Settlement, DVL received loans due from limited partners in 1992 in replacement of loans due from Kenbee collateralized by such loans. The majority of these loans were non-performing at December 31, 2008 and 2007. These assets are included in other assets on the Consolidated Balance Sheet.

4. Allowance for Losses

Allowance for loan loss activity is as follows:

                                                              2008        2007
                                                            -------     -------

                                                               (in thousands)

Balance, beginning of year                                  $ 3,204     $ 2,742
Additional provision for loan losses                            150         654
Loans satisfied, written-off or written down                 (1,170)       (192)
                                                            -------     -------
Balance, end of year                                        $ 2,184     $ 3,204
                                                            =======     =======

5. Investments

      Real Estate

      The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants (the "Owned Site"). The Owned Site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease such Property to multiple tenants and receives a positive cash flow from the Property until such time as it can redevelop the Property as described below.

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

      The Developer Services Agreement (the "Developer Services Agreement") with P&A Associates and Pemmil (collectively the "Developer") provides that the Developers will provide services with respect to the development, construction and leasing of the Property. The Developer's obligations under the Developer Services Agreement terminates upon the substantial completion of construction and occupancy by the tenants of at least 95% of the retail space to be developed on the Property.

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

      The Company has capitalized costs of $856 and $246 for the years ended December 31, 2008 and 2007, respectively, related to expenses of this project.

      Under the terms of the first Construction Loan Agreement, DVL Holdings was required to begin construction by June 1, 2008. On June 1, 2008, DVL Holdings entered into Amendment No. 1, whereby the lender agreed to extend the term of the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) to August 1, 2008. Because of delays, construction did not begin by such date and therefore on September 8, 2008 DVL Holdings entered into Amendment No. 2 dated August 1, 2008. Pursuant to Amendment No. 2, the lender has extended the term of the Predevelopment Loan Phase for an additional six months which ended February 1, 2009 on the condition that the lender shall have no further obligation to make any loan advances. In addition, the maturity date for payment of the outstanding principal balance of the loan was accelerated effective as of August 1, 2008 making the entire outstanding principal balance of $4,495 (and any accrued and unpaid interest thereon) due and payable on February 1, 2009, the expiration of the Predevelopment Loan Phase.

On January 21, 2009, DVL Holdings, entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with Signature Bank ("Signature Bank"), a New York banking corporation in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to certain notes in the amount of $4,250 (the "First Note") and $2,200 (the "Second Note" and collectively with the First Note, the "Notes"). DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement. Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note. The principal amount to be borrowed under the Second Note must be repaid to Signature Bank in the event such funds are not used as provided in the Agreement and the Second Note. The principal amount outstanding under the Notes bear interest at an annual rate equal to the grater of (i) six percent or
(ii) one percent plus the prime rate of interest designated by Signature Bank as it prime rate. Interest is payable on a monthly basis. All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the "Maturity Date") with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes. The principal amounts of the Notes may be prepaid without penalty. In addition, if certain income levels are not achieved by April of 2010, the loan must be paid down by $700 of the First Note in accordance with the Agreements.

Pursuant to the Agreement, DVL Holdings has granted to Signature Bank a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereafter all references to the "Property" refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property. In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of Signature Bank.

Pursuant to the terms of the Redeveloper Agreement, the Property is to be redeveloped by DVL Holdings under the Redeveloper Agreement. The use of the Property is subject to the terms of the Redeveloper Agreement and the assignment and assumption of the Redeveloper Agreement to or by Signature Bank in the event of exercising their remedies upon the occurrence of an event of default under the Agreement and the Notes is subject to the terms and provisions of the Redeveloper Agreement. In connection with the purchase of certain additional property comprising part of the Property, the mortgage pursuant to the Agreement will also cover such property.

The Agreement and the Notes contain customary terms and provisions, including default provisions. In addition to the customary default provisions, it is an event of default under the Notes (i) if a default has occurred and continues beyond applicable notice and cure periods under the Redeveloper Agreement, (ii) generally, if DVL Holdings fails to acquire certain additional property in connection with the redevelopment and the principal amount borrowed under the Second Note is not repaid to Signature Bank, (iii) if the Redeveloper Agreement is amended without the prior written consent of Signature Bank, or (iv) if a certain lease (as specified in the Agreement) of a portion of the redeveloped property is terminated or has not been modified or replaced with a new tenant in accordance with the terms of the Agreement, unless DVL Holdings and DVL deliver additional cash collateral or pay down the First Note in accordance with the Agreement.

In order to undertake and complete the redevelopment of the Property, DVL Holdings and DVL will need to obtain additional construction financing and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such additional financing will be obtained on acceptable terms or at all. Additionally, given the current economic conditions, there can be no assurance that the redevelopment will occur in the five year period required under the Redevelopment Agreement or at all.

The Company also owns an 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which adjoins the Property described above.

During 2008, the Company, through direct ownership or through its investment in various limited partnerships, foreclosed on five Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the five vacant Wal-Mart Stores. At the time of foreclosure, the five mortgages had a combined carrying value of $1,776. The three stores are included in the Company's real estate held at cost, for lease or sale.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of March 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $901 as of December 31, 2008 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations. DVL has sued the prior tenants of the property for environmental contamination and has received $150 and expects to receive an additional $250 towards the cleanup costs for the property.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of December 31, 2008 the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "other asset from discontinued operations" in its consolidated financial statements at a carrying value of $747 after recording a provision for losses of $350 in 2007.

(3) During 2008, the Company foreclosed on two Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the two vacant former Wal-Mart stores. At the time of the foreclosures, the two mortgages had a combined carrying value of $696. During December, 2008, the Company sold one of the former Wal-Mart stores and received net proceeds of $220. During February 2009, the Company sold a second former Wal-Mart store for $650.

Summary of Real Estate Holdings:

                                                    2008       2007
                                                  -------    -------

            Land                                  $ 1,315    $ 1,116
            Buildings                               8,609      7,032
            Improvements                              421        331
                                                  -------    -------
            Subtotal                               10,345      8,479
            Less: Accumulated depreciation          1,353      1,150
                                                  -------    -------
                Total                             $ 8,992    $ 7,329
                                                  =======    =======

      Affiliated Limited Partnerships

      DVL acquired various interests in Affiliated Limited Partnerships pursuant to the Terms of certain settlement agreements and through purchases. Allowances are adjusted quarterly based on Management's estimate of the realizable value. During 2008 and 2007, DVL recorded income of $275 and $217, respectively, from distributions received from these investments.

The activity on DVL's investments in Affiliated Limited Partnerships is as follows:

                                                                 2008      2007
                                                                -----     -----

                                                                 (in thousands)

Balance, beginning of year                                      $ 781     $ 909
Various interests acquired through purchases and
  foreclosed partner notes                                         --         6
Distributions received from partnerships                         (275)     (217)
Distributions recorded as income                                  275       217
Change in reserves, net of write-offs                            (124)     (134)
                                                                -----     -----

Balance, end of year                                            $ 657     $ 781
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

6. Debt, Loans Payable Underlying Wrap-around Mortgages

      DVL's debt is comprised of the following loans payable:

                                                                        2008       2007
                                                                      -------    -------
                                                                        (in thousands)
   Loan collateralized by real estate bearing interest at 2.50%
     over the 30 day libor rate.  Principal plus accrued and un-
     paid interest were due and payable on February 1, 2009.  On
     January 21, 2009, the loan was replaced with a new loan for
     $4,250 bearing interest at the greater of 6% or 1% above
     the bank's prime rate.  All outstanding principal and in-
     terest are due January 21, 2011 (the "Maturity Date").           $ 4,523    $ 4,352

   Loan collateralized by real estate bearing interest at prime plus 2% per annum.  Monthly payments were interest only,
     matured June, 2008.                                                   --      1,160

   Loan collateralized by real estate bearing interest at 7.50%
     per annum with a balloon payment due June, 2008 of $2,285             --      2,340

   Loans collateralized by real estate bearing interest at a
     rate equal to the one month LIBOR Rate plus 2.1%.  The loan payable bears interest at a variable rate.  To minimize the effect of changes in interest rates, the Company entered in-
     to an interest rate swap agreement (the "Swap") under which it pays interest at a fixed rate of 5.94%.  The variable rate under the Swap is based on the same notional amount as the underlying mortgage.  Monthly payment of principal in the
     amount of $5 plus accrued interest, maturing July 1, 2011.         3,792         --

   Loans collateralized by an assignment and pledge of all de-
     posits at the bank and a first security interest in personal property and fixtures.  The loan bears interest at 7.5% per annum.  Principal and interest payments of $5 are due monthly
     through maturity, February 1, 2013.                                  216         --

   Loans collateralized by shares of common stock of S2 bearing
     interest at 7.75% per annum maturing June, 2009                    1,460      1,460

   Loan to purchase existing mortgages annual principal payments of $50, bearing interest at prime plus .5% per annum with a balloon payment originally due 1/31/09 of $1,200.  In
     January 2009, the lender agreed to recast the loan as a
     $2,200 term loan to be secured by four Wal-Mart mortgages.
     The loan will be interest at 400 basis points over Libor and will be self-amortizing over 60 months.  The maturity date of
     the existing loan was extended to April 30, 2009.                  1,204      1,258
                                                                      -------    -------
                                                                       11,195     10,570
Loan from affiliate collateralized by a subordinated pledge
  of shares of common stock of S2 bearing interest at 12% per
  annum compounded monthly (1)                                          1,527      2,154
                                                                      -------    -------

   Total debt                                                         $12,722    $12,724
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

(2) The Company and DVL Holdings entered into a Construction Loan Agreement in August 2007 (the "Construction Loan Agreement") with CapMark Bank ("Capmark"), Urban Develop- ment Fund II, LLC ("Urban Fund") and Paramount Community Development Fund "Paramount" and collectively with CapMark and Urban Fund, the "Lenders"). Pursuant to the Con- struction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the ag- gregate principal amount of up to $30.2 million (the "Loans") to finance construction, acquisition and other costs associated with the redevelopment of the Property. The loans are secured by a mortgage on certain of the Company's property located in Kearny, New Jersey and by an assignment of leases on such property.

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

On January 21, 2009, DVL Holdings entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with Signature Bank ("Signature Bank"), a New York banking corporation in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to certain mortgage notes in the amount of $4,250 (the "First Note") and $2,200 (the "Second Note" and collectively with the First Note, the "Notes"). DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement. Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note.

The principal amount to be borrowed under the Second Note must be repaid to Signature Bank in the event such funds are not used as provided in the Agreement and the Second Note. The principal amount outstanding under the Notes bear interest at an annual rate equal to the grater of (i) six percent or (ii) one percent plus the prime rate of interest designated by Signature Bank as it prime rate. Interest is payable on a monthly basis. All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the "Maturity Date") with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes. The principal amounts of the Notes may be prepaid without penalty.

Pursuant to the Agreement, DVL Holdings has granted to Signature Bank a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereinafter all references to the "Property" refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property. In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of Signature Bank.

Pursuant to the terms of the Redeveloper Agreement, the Property is to be redeveloped by DVL Holdings under the Redeveloper Agreement. The use of the Property is subject to the terms of the Redeveloper Agreement and the assignment and assumption of the Redeveloper Agreement to or by Signature Bank in the event of exercising their remedies upon the occurrence of an event of default under the Agreement and the Notes is subject to the terms and provisions of the Redeveloper Agreement. In connection with the purchase of certain additional property comprising part of the Property, the mortgage pursuant to the Agreement will also cover such property.

The Agreement and the Notes contain customary terms and provisions, including default provisions. In addition to the customary default provisions, it is an event of default under the Notes (i) if a default has occurred and continues beyond applicable notice and cure periods under the Redeveloper Agreement, (ii) generally, if DVL Holdings fails to acquire certain additional property in connection with the redevelopment and the principal amount borrowed under the Second Note is not repaid to Signature Bank, (iii) if the Redeveloper Agreement is amended without the prior written consent of Signature Bank, or (iv) if a certain lease (as specified in the Agreement) of a portion of the redeveloped property is terminated or has not been modified or replaced with a new tenant in accordance with the terms of the Agreement, unless DVL Holdings and the Company deliver additional cash collateral or pay down $700 of the First Note in accordance with the Agreement.

In order to undertake and complete the redevelopment of the Property, DVL Holdings and the Company will need to obtain additional construction financing and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such additional financing will be obtained on acceptable terms or at all. Additionally, given current economic conditions, there can be no assurance that the redevelopment will occur in the five year period required under the Redevelopment Agreement or at all.

      The aggregate amount of debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

                                 Loans Payable
                                 Underlying Wrap
                        Debt     Around Mortgages
                        ----     ----------------

                          (in thousands)

         2009         $  8,847      $    922
         2010              120           594
         2011            3,688           205
         2012               57           182
         2013               10           196
      Thereafter            --         1,527
                      --------      --------
                      $ 12,722      $  3,626
                      ========      ========

7. Redeemed Notes Payable - Litigation Settlement

      In December 1995, DVL completed its obligations under the 1993 Limited Partnership Settlement by, among other things, issuing notes to the plaintiffs (the "Notes") in the aggregate principal amount of $10,387.

      To date, the Company has sent redemption letters ("Redemptions") to note holders of the then outstanding Notes in the principal amount of approximately $1,161 in the aggregate to redeem the notes in cash at the face value plus accrued interest of approximately $49. As of December 31, 2008, $435 has been paid and the remaining $775 payable is reflected as a non-interest bearing liability. As a result of the redemptions, all obligations under the Notes have been satisfied.

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

A. The Company has received fees from an entity whose partners are affiliates of NPO, Messrs. Cohen, Chazanoff, Simms and Jacobs, in consideration for the Company providing certain accounting and administrative services. As compensation, the Company recorded fees of $57 and $102 in 2008 and 2007, respectively.

B. The Millennium Group, an affiliate of NPO, received approximately $42 and $33 for 2008 and 2007, respectively representing compensation and reimbursement of expenses for collection services on notes payable to the Company. In addition, in 2008, and 2007, the Company paid or accrued fees of $108 and $108 respectively, to the Millennium Group.

C. Interest expense on amounts due to affiliates was as follows:

                                       2008      2007
                                       ----      ----

      Pemmil Funding (See Note 6)      $188      $230
                                       ----      ----
                                       $188      $230
                                       ====      ====

D. The Company recorded fees to NPO of $774 and $748 under the Asset Servicing Agreement for 2008 and 2007, respectively. During 2008 and 2007, the Company provided office space under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

E. The Company received fees from a company (in which certain of its partners are affiliates of NPO) in consideration for the Company providing property management services. During each of 2008 and 2007, the Company received compensation equal to $30 and $30 respectively under such arrangement.

F. The Company received fees from an entity whose partners are Lawrence J. Cohen and Blackacre in consideration for the Company providing property management services. The Company received aggregate compensation of $14 and $24 in each of the years 2008 and 2007 respectively.

G. The Philadelphia, Pennsylvania, law firm of Zarwin Baum DeVito ("Zarwin"), of which Alan E. Casnoff, the President and a director of the Company, is of counsel, has acted as counsel to the Company since November 2004. Legal fees for services rendered by Zarwin to the Company during 2008 did not exceed 5% of the revenues of such firm for its most recent fiscal year. During 2008 and 2007, the Company and the Affiliated Limited Partnerships paid Zarwin $130 and $58, respectively, for legal services.

9. Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities

      Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL's receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL's net income (based on accounting principles generally accepted in the United States of America) in the years 2004 through 2012 subject to certain adjustments. The adjustments to DVL's net income were significant enough that no amounts were accrued for 2008 and 2007.

      During 2008 and 2007, the Company expensed approximately $86 and $176, respectively, for amounts due to the fund based on cash flow on mortgage loans of which approximately $0 and $108, respectively, was accrued at year end. These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

      The Company leases space to various tenants under lease terms that include escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

      The aggregate future minimum fixed lease payments receivable under non-cancellable leases at December 31, 2008 are as follows:

            Year Ending     Amount
            -----------     ------

            2009            $  571
            2010               450
            2011               199
            2012                78
            2013                78
            Thereafter          45
                            ------
                            $1,421
                            ======

      DVL leases premises comprising approximately 5,600 square feet. The lease for such office space was due to expire on January 31, 2008. The lease was extended to March 31, 2015. The base rent of $216 per annum increases to $386 and then $409 over the extended term of the lease, plus real estate and operating expense escalation clauses. Net rent expense was $369 and $244 in 2008 and 2007, respectively.

      The future minimum rentals during the next five years is as follows:

            2009            $  386
            2010               386
            2011               386
            2012               386
            2013               405
            Thereafter         511
                            ------
                            $2,460
                            ======

      The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $63 through March 2011 with cost of living increases, aggregating $774, and $748, in 2008 and 2007, respectively. In 2007 the Asset Servicing Agreement, which was scheduled to expire in March of 2008 was extended for three years until March 2011.

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

      As of December 31, 2008 and 2007, there were outstanding 625,000 and 678,000 ten year options, respectively. During 2008, options to purchase 45,000 shares, originally issued in 1998 expired and were cancelled. The Plan remained in effect until March 31, 2006, its termination date and was not renewed by the Company. No options may be granted under the Plan subsequent to the termination of the Plan.

The following table summarizes the activity under the Plan:

----------------------- -------------------------------------------------------------------------- --------------------------------
                                                               2008                                              2007
----------------------- -------------------------------------------------------------------------- --------------------------------
                                                                Weighted
                                                                 Average                                               Weighted
                                      Weighted Average          Remaining           Aggregate                          Average
                                          Exercise             Contractual          Intrinsic                          Exercise
                           Shares          Price                  Life                Value           Shares             Price
----------------------- ------------ -------------------- ---------------------- ----------------- ------------- ------------------
Options outstanding at
  Beginning of Year        678,000         $  0.14                  -                                 945,000          $  0.13
----------------------- ------------ -------------------- ---------------------- ----------------- ------------- ------------------
Granted                        -               -                    -                                   -                  -
----------------------- ------------ -------------------- ---------------------- ----------------- ------------- ------------------
Cancelled                   45,000            0.13                  -                                 217,000             0.14
----------------------- ------------ -------------------- ---------------------- ----------------- ------------- ------------------
Exercised                    8,000            0.08                  -                                  50,000             0.08
----------------------- ------------ -------------------- ---------------------- ----------------- ------------- ------------------
Options Outstanding at
  End of Year              625,000         $  0.13                2.37                  $  0          678,000          $  0.14
----------------------- ============ ==================== ====================== ================= ============= ==================

----------------------- ------------ -------------------- ---------------------- ----------------- ------------- ------------------
Options Exercisable at
  End of Year              625,000         $  0.13                2.37                  $  0          678,000          $  0.14
----------------------- ============ ==================== ====================== ================= ============= ==================

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

      In September 1996, in connection with a loan by NPM Capital, LLC ("NPM") to the Company issued to and for the benefit of, each of the members of NPM, warrants (the "Warrants") to purchase such number of shares of the Company's Common Stock, $.01 par value, per share (the "Common Stock"), which when added to the 1,000,000 shares of Common Stock issued to such parties contemporaneously with the issuance of the warrants, amount to up to 49% of the outstanding Common Stock of the Company on a fully diluted basis. The Warrants became exercisable after September 27, 1999 and expired at 5:00 p.m. New York time on December 31, 2007 (the "Expiration Time").

      On December 31, 2007, prior to the Expiration Time, eight holders of the Warrants (certain of whom currently are significant stockholders or affiliates of the Company) exercised Warrants to purchase a total of 21,467,169 shares of Common Stock, of which Warrants to purchase 2,000,000 shares were exercised cash and the remainder of which were exercised on a cashless basis (by forfeiture of a portion of the Warrants) pursuant to the terms of the Warrants. As a result of such exercise of the Warrants, a total of 12,325,492 shares of Common Stock were issued to such eight individuals and the Company received a total of $139 as a result of the exercise of a portion of the Warrants for cash. All of the unexercised Warrants (including the Warrants forfeited as a result of the cashless exercise) expired and terminated as of the Expiration Time in accordance with their terms and not Warrants remain outstanding.

11. Income Taxes

      The (provision) benefit for income taxes for the years ended December 31, 2008 and 2007 were as follows:

                                        2008      2007
                                       -----     -----
Current Provision
   Federal                             $ (73)    $(130)
   State                                (219)       --
                                       -----     -----
   Total Current Provision              (292)     (130)
                                       -----     -----
Deferred Provision
   Federal                              (486)      200
   State                                  --        --
                                       -----     -----
   Total Deferred (Expense) Benefit     (486)      200
                                       -----     -----
   Total (Expense) Benefit             $(778)    $  70
                                       =====     =====

The Company's effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

                                           2008      2007
                                          ------    ------
U.S. Federal Statutory Rate                 34.0%     34.0%

Change In Valuation Allowance and
  Utilization of Unrecognized Deferred
  Tax Assets                               -67.7%    -37.2%
                                          ------    ------
Effective Income Tax Rate                  -33.7%     -3.2%
                                          ======    ======

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The components of the provision for deferred taxes were as follows:

                                           2008        2007
                                         -------     -------
Allowance for Losses                     $   569     $  (180)
Tax basis of foreclosed land/building
  in excess of book                         (424)         --
Notes Payable Litigation Settlement           --           1
Carrying Value of LP Investments             (32)       (186)
NOL Carryforward                           1,881       6,224
Retained Interests                           935        (949)
Mortgage Loans                               672        (195)
Change in Valuation Allowance             (3,115)     (4,915)
                                         -------     -------
Total Deferred Expense (Benefit)         $   486     $  (200)
                                         =======     =======

The significant components of deferred tax assets and liabilities were as follows:

                                            2008         2007
                                          --------     --------
 Allowance for Losses                     $    848     $  1,417
 Tax basis of foreclosed land/building
   in excess of book                           424           --
 Notes Payable Litigation Settlement
   Redeemed Notes                              302          302
 Other                                         174          174
 Carrying Value of LP Investments           (1,579)      (1,611)
 NOL Carryforward                            1,231        3,112
 Retained Interests                         10,864       11,799
 Mortgage Loans                              2,088        2,760
                                          --------     --------
 Deferred Tax Asset                         14,352       17,953

Valuation Allowance                        (12,095)     (15,210)
                                          --------     --------

Net Deferred Tax Asset                    $  2,257     $  2,743
                                          ========     ========

Current taxes payable for 2008 have been reduced by $1,200 relating to the utilization of net operating loss carryforwards. At December 31, 2008, the Company had aggregate unused net operating loss carryforwards of approximately $3,500, available to reduce future taxable income, expiring through 2019. The Company expects to utilize all of the approximately $400 of available NOLS expiring through 2009. The deferred tax expense of $486 in 2008 and deferred tax benefit of $200 in 2007 resulted primarily from a reduction in the valuation allowance on deferred tax assets.

12. Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivable portfolios. The Corporate/other net (loss) income of $(747) and $333 in 2008 and 2007, respectively include $486 and $200 of deferred income tax expense and benefit, respectively.

                                              2008         2007
                                            --------     --------
     Revenue
       Real estate                          $  4,168     $  4,928
       Residual interests                      5,994        5,680
       Corporate/other                            65           77
                                            --------     --------

Total consolidated revenue                  $ 10,227     $ 10,685
                                            ========     ========

     Net income (loss)
       Real estate                          $   (527)    $   (335)
       Residual interests                      3,110        2,584
       Corporate/other                          (747)         333
                                            --------     --------

 Total income from continuing operations    $  1,836     $  2,582
                                            ========     ========

     Assets
       Real estate                          $ 27,019     $ 29,179
       Residual interests                     45,789       47,705
       Corporate/other                         2,257        2,743
                                            --------     --------

Total consolidated assets                   $ 75,065     $ 79,627
                                            ========     ========

13. Discontinued Operations

      During the years ended December 31, 2008 and 2007 the Company disposed of certain real estate properties. The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with the provisions of statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the years ended December 31, 2008 and 2007 are summarized as follows:

                                            2008      2007
                                           ------    ------
      Loss from discontinued operations    $  306    $  300
                                           ======    ======

      Other assets and other liabilities of discontinued operations at December 31, 2008 and 2007 are summarized as follows:

                                            2008       2007
                                          -------    -------
      Other assets                        $ 2,138    $ 2,449
                                          =======    =======
      Other liabilities                   $    --    $   185
                                          =======    =======