Form 10-Q
period 2009-03-31
DVL INC /DE/
filed 2009-05-15
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |X| No

      Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_|       Accelerated filer |_|

      Non-accelerated filer |_|         Smaller reporting company |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

      The number of shares outstanding of the issuer's classes of common equity, as of May 15, 2009 was:

            Class                                    Outstanding at May 15, 2009
            -----                                    ---------------------------
Common Stock, $.01 par value                                 44,770,345

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

      Item 1 -  Financial Statements:                                    Pages

                Consolidated Balance Sheets -
                  March 31, 2009 (unaudited) and December 31, 2008       1 - 2

                Consolidated Statements of Operations -
                  Three Months Ended March 31, 2009 (unaudited) and
                  2008 (unaudited)                                       3 - 4

                Consolidated Statement of Stockholder's Equity -
                  Three Months Ended March 31, 2009 (unaudited)          5

                Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2009 (unaudited) and
                  2008 (unaudited)                                       6 - 7

                Notes to Consolidated Financial Statements (unaudited)   8 - 16

      Item 2 -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          17 - 27

      Item 3 -  Quantitative and Qualitative Disclosures About
                  Market Risk                                            28

      Item 4 -  Controls and Procedures                                  28 - 29

Part II. Other Information:

      Item 1.   Legal Proceedings                                        30

      Item 1A.  Risk Factors                                             30

      Item 2.   Unregistered Sales of Equity Securities and Use
                  of Proceeds                                            30

      Item 3.   Defaults Upon Senior Securities                          30

      Item 4.   Submission of Matters to a Vote of Security Holders      30

      Item 5.   Other Information                                        30

      Item 6 -  Exhibits                                                 30 - 36

      Signature                                                          31

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  March 31,      December 31,
                                                                    2009             2008
                                                                ------------     ------------
                                                                (unaudited)
ASSETS

Residual interests in securitized portfolios                    $     45,958     $     45,789
                                                                ------------     ------------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $4,883 for 2009 and $5,181 for 2008)          14,110           14,279

    Allowance for loan losses                                         (2,280)          (2,180)
                                                                ------------     ------------

    Net mortgage loans receivable                                     11,830           12,099
                                                                ------------     ------------

Cash                                                                     872              496

Investments
  Real estate at cost (net of accumulated depreciation and
    amortization of $1,414 for 2009 and $1,353 for 2008)               8,872            8,927

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2009 and 2008)                                   657              657

Net deferred tax asset                                                 2,257            2,257

Other assets                                                           2,360            2,637

Assets of discontinued operations                                      1,755            2,203
                                                                ------------     ------------

Total assets                                                    $     74,561     $     75,065
                                                                ============     ============

                                    (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                March 31,      December 31,
                                                                  2009             2008
                                                              ------------     ------------
                                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                        $     33,684     $     34,172
    Underlying mortgages payable                                     3,330            3,626
    Debt - other                                                    10,916           11,195
    Debt - affiliates                                                1,426            1,527
    Interest rate swap                                                 231              231
    Redeemed notes payable - litigation settlement                     770              775
    Security deposits, accounts payable and accrued
       liabilities (including deferred income of $185
       for 2009 and $21 for 2008)                                      872              616
    Liabilities of discontinued operations                              32               --
                                                              ------------     ------------
  Total liabilities                                                 51,261           52,142
                                                              ------------     ------------

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock $10.00 par value, authorized, issued
       and outstanding 100 shares                                        1                1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares, issued and outstanding -0-                                 --               --
     Common stock, $.01 par value, authorized - 90,000,000
     shares issued and outstanding 44,770,345 for 2009 and
     44,770,345 for 2008                                               448              448
     Additional paid-in capital                                     97,003           97,003
     Deficit                                                       (73,921)         (74,298)
     Accumulated other comprehensive loss                             (231)            (231)
                                                              ------------     ------------
     Total stockholders' equity                                     23,300           22,923
                                                              ------------     ------------

     Total liabilities and stockholders' equity               $     74,561     $     75,065
                                                              ============     ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 2009       2008
                                                               -------    -------
Income from affiliates:

   Interest on mortgage loans                                  $   544    $   616
   Gain on satisfaction of mortgage loans                           --        634
   Partnership management fees                                      53         61
   Management fees                                                  17         38
   Transaction and other fees from partnerships                     25         49
   Distributions from partnerships                                  76         12

Income from others:

   Interest income - residual interests                          1,542      1,488
   Net rental income (including depreciation and
    amortization of $50 for 2009 and $48 for 2008)                  42        161
   Other income and interest                                        21         16
                                                               -------    -------

                                                                 2,320      3,075
                                                               -------    -------

Operating expenses:

   General and administrative                                      456        419
   Asset servicing fee - NPO Management LLC                        195        188
   Legal and professional fees                                      73        106
   Provision for loan losses                                       100         50

Interest expense:

   Underlying mortgages                                             64         99
   Notes payable - residual interests                              689        750
   Affiliates                                                       45         52
   Others                                                          344        273
                                                               -------    -------

                                                                 1,966      1,937
                                                               -------    -------

Income from continuing operations before income tax expense        354      1,138

Income tax expense                                                  --        (64)
                                                               -------    -------

Income from continuing operations                                  354      1,074

Income (loss) from discontinued operations - net of tax of
  $-0- in both periods                                              23       (101)
                                                               -------    -------

Net income                                                     $   377    $   973
                                                               =======    =======

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)

                                                        Three Months Ended
                                                            March 31,
                                                 --------------------------------
                                                      2009              2008
                                                 --------------    --------------
Basic earnings per share:

  Income from continuing operations              $          .01    $          .02
  Loss from discontinued operations                         .00               .00
                                                 --------------    --------------
  Net Income                                     $          .01    $          .02
                                                 ==============    ==============

Diluted earnings per share:

   Income from continuing operations             $          .01    $          .02
   Loss from discontinued operations                        .00               .00
                                                 --------------    --------------
   Net Income                                    $          .01    $          .02
                                                 ==============    ==============

Weighted average shares outstanding - basic          44,770,345        45,292,757
Effect of dilutive securities                            34,445           133,389
                                                 --------------    --------------

Weighted average shares outstanding - diluted        44,804,790        45,426,146
                                                 ==============    ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                                                                                              Accumulated
                             Preferred Stock         Common Stock       Additional               Other
                             ----------------    --------------------   Paid - In            Comprehensive         Comprehensive
                             Shares    Amount      Shares      Amount    Capital     Deficit      Loss      Total     Income
                             ------    ------    ----------    ------    -------    --------     -----     -------    ------
Balance - January 1, 2009       100    $    1    44,770,345    $  448    $97,003    $(74,298)    $(231)    $22,923    $   --

Net income                       --        --            --        --         --         377        --         377       377
                             ------    ------    ----------    ------    -------    --------     -----     -------    ------

Balance - March 31, 2009        100         1    44,770,345    $  448    $97,003    $(73,921)    $(231)    $23,300    $  377
                             ======    ======    ==========    ======    =======    ========     =====     =======    ======

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2009        2008
                                                            -------     -------
Cash flows from operating activities:

 Continuing operations:

 Income from continuing operations                          $   354     $ 1,074
  Adjustments to reconcile income to net cash used in
    operating activities from continuing operations
   Interest income deducted from residual interests             329         858
   Accrued interest subtracted from indebtedness                 (7)        (10)
   Gain on satisfaction of mortgage loans                        --        (634)
   Depreciation                                                  61          47
   Provision for loan losses                                    100          50
   Amortization of unearned interest on loan receivables       (298)       (412)
   Net decrease in deferred tax asset                            --          32
   Net decrease (increase) in other assets                      345        (240)
   Net increase (decrease) in accounts payable, security
    deposits and accrued liabilities                            156         (57)
   Net increase in deferred income                              100         216
                                                            -------     -------
   Net cash provided by continuing operations                 1,140         924
                                                            -------     -------

Discontinued operations:
   Income (loss) from discontinued operations                    23        (101)
   Gain on sale of discontinued asset                          (120)         --
   Net decrease (increase) in assets and liabilities of
    discontinued operations                                       5        (185)
                                                            -------     -------
   Cash used in discontinued operations                         (92)       (286)
                                                            -------     -------
   Net cash provided by operating activities                  1,048         638
                                                            -------     -------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              2009        2008
                                                            -------     -------
Cash flows from investing activities:

  Collections on loans receivable                           $   467     $ 1,532
  Real estate acquisitions and capital improvements              (6)         --
  Net proceeds from sale of discontinued asset                  595          --
                                                            -------     -------

  Cash provided by investing activities                       1,056       1,532
                                                            -------     -------

Cash flows from financing activities:

  Proceeds from new borrowings                                4,250         250
  Principal payments on debt                                 (4,623)       (509)
  Payment of prepaid financing costs                            (68)         --
  Payments on underlying mortgages payable                     (296)       (536)
  Payments on notes payable - residual interest                (986)     (1,395)
  Payments related to debt redemptions                           (5)         --
                                                            -------     -------
    Net cash used in financing activities                    (1,728)     (2,190)
                                                            -------     -------

Net increase (decrease) in cash                                 376         (20)
Cash, beginning of period                                       496       1,028
                                                            -------     -------

Cash, end of period                                         $   872     $ 1,008
                                                            =======     =======

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                    $   972     $ 1,107
                                                            =======     =======

Cash paid for income taxes                                  $    --     $    41
                                                            =======     =======

Supplemental disclosure of non-cash investing and
  financing activities:
    Residual interests in securitized portfolios -
      increase/(decrease)                                   $   498     $  (963)
                                                            =======     =======
    Notes payable - residual interests -
       increase/(decrease)                                  $   498     $  (963)
                                                            =======     =======

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1.    Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the three months ended March 31, 2009 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2008.

2.    Reclassifications

      Certain amounts from 2008 have been reclassified to conform to the 2009 presentation.

3.    Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through March 31, 2009, the residual interest in securitized portfolios and the notes payable were increased by a total of approximately $7,078 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

      The Company's wholly owned subsidiary, S2 Holdings, Inc. ("S2"), owns 99.9% Class B member interests in Receivables II-A, LLC, a limited liability company ("Receivables II-A") and Receivables II-B, LLC, a limited liability company ("Receivables II-B") which own five securitized receivable pools. Receivables II A, and Receivables II B, are consolidated into S2 for financial statement reporting purposes.

      The Company considered Financial Accounting Standards Board Interpretation No. 46R "Consolidation of Variable Interest Entities" when consolidating S2's ownership of its member interests. The Company determined that S2's member interests do not meet the definition of variable interest entities.

4.    Real Estate

      The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants (the "Owned Site"). The Owned Site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). The Company continues to lease such Property to multiple tenants and currently receives a positive cash flow from the Property until such time as it can redevelop the Property as described below.

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

      The Company has capitalized costs of $981 and $856 at March 31, 2009 and at December 31, 2008, respectively related to expenses of the project.

      On January 21, 2009, DVL Holdings entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with an unaffiliated third party bank lender (the "Lender") in connection with the loan by the Lender to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to certain mortgage notes in the amount of $4,250 (the "First Note") and $2,200 (the "Second Note" and collectively with the First Note, the "Notes"). DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under a prior construction loan agreement. Borrowings under the Second Note will be advanced by the Lender in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note. The principal amount to be borrowed under the Second Note must be repaid to the Lender in the event such funds are not used as provided in the Agreement and the Second Note. The principal amount outstanding under the Notes bear interest at an annual rate equal to the greater of (i) six percent or (ii) one percent plus the prime rate of interest designated by the Lender as it's prime rate. Interest is payable on a monthly basis. All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the "Maturity Date") with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes. The principal amounts of the Notes may be prepaid without penalty. In addition, if certain income levels are not achieved by April of 2010, the First Note must be paid down by $700 in accordance with the Agreements.

      Pursuant to the Agreement, DVL Holdings has granted to the Lender a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereinafter all references to the "Property" refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property. In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of the Lender.

      Pursuant to the terms of the Redeveloper Agreement, the Property is to be redeveloped by DVL Holdings under the Redeveloper Agreement. The use of the Property is subject to the terms of the Redeveloper Agreement and the assignment and assumption of the Redeveloper Agreement to or by the Lender in the event of exercising their remedies upon the occurrence of an event of default under the Agreement and the Notes, subject to the terms and provisions of the Redeveloper Agreement. In connection with the purchase of certain additional property comprising part of the Property, the mortgage pursuant to the Agreement will also cover such property.

      The Agreement and the Notes contain customary terms and provisions, including default provisions. In addition to the customary default provisions, it is an event of default under the Notes (i) if a default has occurred and continues beyond applicable notice and cure periods under the Redeveloper Agreement, (ii) generally, if DVL Holdings fails to acquire certain additional property in connection with the redevelopment and the principal amount borrowed under the Second Note is not repaid to the Lender, (iii) if the Redeveloper Agreement is amended without the prior written consent of the Lender, or (iv) if a certain lease (as specified in the Agreement) of a portion of the redeveloped property is terminated or has not been modified or replaced with a new tenant in accordance with the terms of the Agreement, unless DVL Holdings and the Company deliver additional cash collateral or pay down the First Note in accordance with the Agreement.

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

      During 2008, the Company, through direct ownership or through its investment in various limited partnerships, foreclosed on five Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the five vacant Wal-Mart stores. At the time of the foreclosure, the five mortgages had a combined carrying value of $1,776. The five stores are included in the Company's real estate held at cost, for lease or sale. In 2009, the Company entered into an agreement to sell one of the vacant stores for $600 and reclassified its carrying value to discontinued operations.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, (the "owners") pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of March 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $929 as of March 31, 2009 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations. DVL has sued the prior tenants of the Property for environmental contamination and has received $150 and expects to receive an additional $250 toward the cleanup costs for the Property.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of March 31, 2009, the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "asset from discontinued operations" in its consolidated financial statements at a carrying value of $747 after recording a provision for losses of $350.

(3) During 2008, the Company foreclosed on two affiliated limited partnerships for nonpayment of amounts due on mortgage loans and took title to the two vacant former Wal-Mart stores. At the time of the foreclosure, the two had a combined carrying value of $696. During December, 2008, the Company sold one of the former Wal-Mart stores and received net proceeds of $220. During February, 2009, the Company sold the second former Wal-Mart store and received net proceeds of $594. In 2009, the Company entered into an agreement to sell one of the vacant Wal-Mart stores previously considered to be real estate assets for $600 and reclassified its carrying value to discontinued operations.

5.    Transactions with Affiliates

      Management Fee Income Earned

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from the management service contract is as follows:

               Fee Income For The             Fee Income For The
                  Three Months                   Three Months
                 Ended 03/31/09                 Ended 03/31/08
                 --------------                 --------------
                 $           17                 $           38

Management and Other Fees and Expenses Incurred

A. The Company recorded fees to NPO of $195 and $188 for the three months ended March 31, 2009 and 2008, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2009 and 2008 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation for collection services and reimbursement for other services provided to the Company as follows:

               Fees Recorded For The      Fees Recorded For The
                   Three Months               Three Months
                  Ended 03/31/09             Ended 03/31/08
                  --------------             --------------
                  $           27             $           27

C. Interest expense on amounts due to affiliates was as follows:

                      Three Months          Three Months
                         Ended                 Ended
                        03/31/09              03/31/08
                        --------              --------
Pemmil Funding          $     45              $     52

6.    Contingent Liabilities

      During the three months ended March 31, 2009 and 2008 the Company expensed approximately $21 and $5, respectively, during each period, for amounts due to the Limited Partnership Settlement Fund. These costs have been netted against the interest on mortgage loans.

7.    Stockholder's Equity

      In July 2008, the Company purchased 522,500 shares of common stock, par value $0.01 per share, for a total purchase price of $63 or $0.12 per share, in a privately negotiated transaction with an unaffiliated seller.

8.    Cash Flow Hedges

      The Company uses derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), as amended by SFAS No. 138 and SFAS No. 149, the Company established accounting and reporting standards for derivative instruments. Specifically, the Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those in-struments at fair value. Changes in the fair value of those instruments designated as cash flow hedges are recorded in other comprehensive income, to the extent the hedge is effective, and in the results of operations, to the extent the hedge is ineffective or no longer qualifies as a hedge.

      During September 2008, the Company entered into an interest rate swap agreement related to one of their loans. Valued separately, the interest rate swap agreement represents a liability as of March 31, 2009 and December 31, 2008, in the amount of $231. This value represents the fair value of the current difference in interest paid and received under the swap agreement over the remaining term of the agreement. Be- cause the swap is considered to be a cash flow hedge and it is effective, the value of the swap agreement is recorded in the Consolidated Statements of Stockholders' Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss. Changes in the swap agreement's fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

      The following table summarizes the notional values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on March 31, 2009, but does not rep- resent exposure to credit, interest rate or market risks.

Hedge Type             Notional Value    Rate  Termination Date    Fair Value
----------             --------------    ----  ----------------    ----------

Interest rate swap        $   3,757      5.94%   July 1, 2011        $ (231)
  agreement

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

9.    Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2009 and 2008.

                                                                   Three Months Ended March 31,
                                               --------------------------------------------------------------------
                                                             2009                                2008
                                               --------------------------------    --------------------------------
                                                      Weighted Average                    Weighted Average
                                                          Number of     Per Share             Number of     Per Share
                                               Amount      Shares        Amount    Amount      Shares        Amount
                                               ------    ----------      ------    ------    ----------      ------
Basic EPS,
Net income available to common stockholders    $  377    44,770,345      $  .01    $  973    45,292,757      $  .02
                                                                         ======                              ======

Effect of dilutive stock options                   --        34,445                    --       133,389
                                               ------    ----------                ------    ----------

Diluted EPS,
Net income available to common stockholders    $  377    44,804,790      $  .01    $  973    45,426,146      $  .02
                                               ======    ==========      ======    ======    ==========      ======

10.   Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income (loss) of $10 and $(40) in 2009 and 2008 respectively, include $0 and $32 of deferred income tax expense in 2009 and 2008, respectively.

                                                     Three Months Ended
                                                          March 31,
                                           ---------------------------------------
                                                 2009                  2008
                                           -----------------     -----------------
 Revenues
   Residual interests                      $           1,542     $           1,488
   Real estate                                           757                 1,571
   Corporate/other                                        21                    16
                                           -----------------     -----------------

Total consolidated revenues                $           2,320     $           3,075
                                           =================     =================

Net income (loss)
   Residual interests                      $             846     $             731
   Real estate                                          (502)                  383
   Corporate/other                                        10                   (40)
                                           -----------------     -----------------

Total income from continuing operations    $             354     $           1,074
                                           =================     =================

                                             Three Months          Twelve Months
                                                 Ended                 Ended
                                            March 31, 2009       December 31, 2008
                                           -----------------     -----------------
 Assets
   Residual interests                      $          45,958     $          45,789
   Real estate                                        26,346                27,019
   Corporate/other                                     2,257                 2,257
                                           -----------------     -----------------

Total consolidated assets                  $          74,561     $          75,065
                                           =================     =================

11.   Discontinued Operations

The Company classifies certain real estate holdings as held for sale. The Company's properties located in Bogota, New Jersey, Fort Edward, New York, Fairbury, Nebraska, Checotah, Oklahoma and Kenedy, Texas are included as real estate assets held for sale. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets."

Discontinued operations for the three months ended March 31, 2009 and 2008 are summarized as follows:

                                               Three Months       Three Months
                                                  Ended              Ended
                                              March 31, 2009     March 31, 2008
                                              --------------     --------------
Income                                        $           --     $           58
Expenses                                                  97                159
                                              --------------     --------------
Loss from discontinued operations
  before gain on sale                                    (97)              (101)
Gain on sale                                             120                 --
                                              --------------     --------------
Income (loss) from discontinued
  operations                                  $           23     $         (101)
                                              ==============     ==============

      Assets and liabilities of discontinued operations at March 31, 2009 and December 31, 2008 are summarized as follows:

                                                      March 31,     December 31,
                                                        2009            2008
                                                    ------------    ------------

Assets of discontinued operations                   $      1,755    $      2,203
                                                    ============    ============
Liabilities of discontinued operations              $         32    $         --
                                                    ============    ============

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

      This Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation ("DVL" or the "Company") and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjuction with the consolidated financial statements and accompanying financial statement notes appearing elsewhere herein and in conjuction with our Annual Report on Form 10-K for the year ended December 31, 2008.

      None of the recently issued accounting standards had any effect on the Company's consolidated financial statements.

      The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants (the "Owned Site"). This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). To date, the Company has not commenced construction and given the current economic environment there can be no assurance that the Company will commence construction in the near future or at all. In addition, there can be no assurance that the Company will be able to obtain the necessary financing to commence or complete redevelopment. The Company continues to lease such property to multiple tenants and currently receives a positive cash flow from the property until such time as it can redevelop the Property as described below.

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

      The Company has capitalized costs of $981 and $856 as of March 31, 2009 and December 31, 2008, respectively, related to expenses of this project.

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

On January 21, 2009, DVL Holdings, entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with an unaffiliated third party bank lender in connection with the loan to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to certain notes in the amount of $4,250 (the "First Note") and $2,200 (the "Second Note" and collectively with the First Note, the "Notes"). DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement. Borrowings under the Second Note will be advanced in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note. The principal amount to be borrowed under the

Second Note must be repaid in the event such funds are not used as provided in the Agreement and the Second Note. The principal amount outstanding under the Notes bear interest at an annual rate equal to the grater of (i) six percent or
(ii) one percent plus the prime rate of interest designated by the unaffiliated third party bank lender as it prime rate. Interest is payable on a monthly basis. All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the "Maturity Date") with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes. The principal amounts of the Notes may be prepaid without penalty. In addition, if certain income levels are not achieved by April of 2010, the loan must be paid down by $700 of the First Note in accordance with the Agreements.

Pursuant to the Agreement, DVL Holdings has granted to the unaffiliated third party bank lender a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereafter all references to the "Property" refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property. In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of the unaffiliated third party bank lender.

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

The Agreement and the Notes contain customary terms and provisions, including default provisions. In addition to the customary default provisions, it is an event of default under the Notes (i) if a default has occurred and continues beyond applicable notice and cure periods under the Redeveloper Agreement, (ii) generally, if DVL Holdings fails to acquire certain additional property in connection with the redevelopment and the principal amount borrowed under the Second Note is not repaid, (iii) if the Redeveloper Agreement is amended without the prior written consent of the unaffiliated third party bank lender, or (iv) if a certain lease (as specified in the Agreement) of a portion of the redeveloped property is terminated or has not been modified or replaced with a new tenant in accordance with the terms of the Agreement, unless DVL Holdings and DVL deliver additional cash collateral or pay down the First Note in accordance with the Agreement.

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

During 2008, the Company, through direct ownership or through its investment in various limited partnerships, foreclosed on five Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the five vacant Wal-Mart Stores. At the time of foreclosure, the five mortgages had a combined carrying value of $1,776. The five stores are included in the Company's real estate held at cost, for lease or sale. In 2009, the Company entered into an agreement to sell one of the vacant stores and reclassified its carrying value to discontinued operations.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of March 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $929 as of March 31, 2009 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations. DVL has sued the prior tenants of the property for environmental contamination and has received $150 and expects to receive an additional $250 towards the cleanup costs for the property.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of March 31, 2009, the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "asset from discontinued operations" in its consolidated financial statements at a carrying value of $747 after recording a provision for losses of $350.

(3) During 2008, the Company foreclosed on two Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the two vacant former Wal-Mart stores. At the time of the foreclosures, the two mortgages had a combined carrying value of $696. During December, 2008, the Company sold one of the former Wal-Mart stores and received net proceeds of $220. During February 2009, the Company sold a second former Wal-Mart store and received net proceeds of $594. In 2009, the Company entered into an agreement to sell one of the vacant stores previously considered to be a real estate asset for $600 and reclassified its carrying value to discontinued operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

DVL had income from continuing operations of $354 and $1,074 for the three months ended March 31, 2009 and 2008, respectively.

Interest income on mortgage loans decreased to $544 as a result of the payoff of loan balances. Interest expense on underlying mortgages decreased to $64 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances, payoff of loan balances and anticipated loan maturities.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Interest income on mortgage loans          $          544      $          616
Interest expense on underlying mortgages   $           64      $           99

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying value.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Gain on satisfaction of mortgage loans     $           --      $          634

Management fees decreased as a result of an agreed upon change increasing the reimbursement of allocated expenses.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Management fees                            $           17      $           38

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Transaction and other fees from partner-
  ships                                    $           25      $           49

Interest income on residual interests increased and interest expense on the related notes payable decreased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company's wholly owned subsidiary, S2 Holdings, Inc. ("S2"), that owns a 99.9% Class B member interests in Receivables II-A, LLC, a limited liability company ("Receivables II-A") and Receivables II-B, LLC, a limited liability company ("Receivables II-B").

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Interest income on residual interests      $        1,542      $        1,488
Interest expense on related notes
  payable                                  $          689      $          750

Net rental income decreased primarily as a result of a decrease in operating expenses, combined with decreased gross rental income resulting from decreased occupancy in anticipation of the Kearny redevelopment project. Operating expenses for vacant Wal-Mart stores that the Company took title to in 2008 are included for the three months ended March 31, 2009. There were no similar expenses for the same period in 2008.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Net rental income from others              $           42      $          161
Gross rental income from others            $          306      $          340

Distributions from partnerships increased in 2009 compared to 2008 as a result of an increase in the amount of final distributions from affiliated partnerships.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Distributions from partnerships            $           76      $           12

General and administrative expenses increased in 2009 from 2008 primarily as a result of increased fixed rent per the Company's First Amendment to its office lease agreement and increased depreciation expense on the Company's leasehold improvements.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

General and administrative                 $          456      $          419

The asset servicing fee paid to NPO Management, LLC increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Asset servicing fee                        $          195      $          188

Legal and professional fees decreased in 2009 from 2008 primarily as a result of the inclusion of expenses to retain Sarbanes Oxley professionals in 2008.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Legal and professional fees                $           73      $          106

The Company recorded a provision for loan losses on its mortgage portfolio of $100 during the three months ended March 31, 2009.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Provision for loan losses                  $          100      $           50

Interest expense to affiliates decreased in 2009 compared to 2008 as a result of a decreased amount of debt owed to affiliates.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Interest expense - affiliates              $           45      $           52

Interest expense relating to other debts increased as a result of increases in the amortization of financing expenses on new borrowings as compared to the prior period.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Interest expense - others                  $          344      $          273

The Company accrued expenses of $-0- and $32 for alternative minimum taxes during each of the three months ended March 31, 2009 and 2008. The Company recognized $-0- of deferred income tax expense during the three months ended March 31, 2009 and $32 of deferred tax expense during the three months ended March 31, 2008, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax expense as follows:

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Income tax expense                         $           --      $           64

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                         Three Months Ended  Three Months Ended
                                           March 31, 2009      March 31, 2008
                                           --------------      --------------

Income                                     $           --      $           58
Expenses                                               97                 159
                                           --------------      --------------
Loss from discontinued operations
  before gain on sale                                 (97)               (101)
Gain on sale                                          120                  --
                                           --------------      --------------
Income (loss) from discontinued
  operations                               $           23      $         (101)
                                           ==============      ==============

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

      The Company's cash balance was $872 at March 31, 2009, compared to $496 at December 31, 2008.

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

Outstanding Financings

Outstanding loans payable as of March 31, 2009 which are scheduled to become due through 2013 are as follows:

                                                                                                Outstanding
                                                                            Original         Balance Including
                                                                              Loan          Accrued Interest at            Due
                 Purpose                           Creditor                  Amount           March 31, 2009               Date
                 -------                           --------                  ------           --------------               ----

Repurchase of Notes
Issued by the Company                      Pemmil (1)                        $  2,500         $        1,425               12/31/09

Purchase of Mortgages                      Unaffiliated Bank (2)             $  1,400         $        1,204               04/30/09

Refinancing of Repurchase of
Notes Issued by the Company                Unaffiliated Bank (3)             $  1,500         $        1,460               06/01/09

Construction Financing                     Unaffiliated Bank (4)             $  4,250         $        4,272               01/21/11

General Corporate Purposes                 Unaffiliated Bank (5)             $    250         $          205               02/01/13

Refinancing of Notes Issued by
the Company to Acquire Property            Unaffiliated Bank (6)             $  3,800         $        3,776               07/01/11

(1) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. In March 2007, to fund a repurchase of shares of the Company's Common Stock from Blackacre Bridge Capital LLC and Blackacre Capital Group L.P., Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total principal amount outstanding under the Pemmil Loan Agree- ment to $1,956. Such principal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and re- main in full force and effect. The Pemmil Loan Agreement provided that the principal and unpaid interest were December 27, 2008 and provided for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to pre- pay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agree- ment). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2 Holding, Inc., the Company's wholly- owned subsidiary. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. During the three months ended March 31, 2009, the Company paid $146 of interest accrued to Pemmil. On November 10, 2008 the Pemmil Loan Agreement was amended to extend the due date for the payment of the principal and unpaid interest to December 31, 2009.

(2) Interest rate is prime plus .5% per annum payable monthly. Monthly payments are interest only. Annual principal payments of $50 are required. In January of 2009, the lender agreed to recast the loan as a $2,200 term loan to be secured by four Wal-Mart mortgages secured by properties leased to Wal-Mart. At the same time the maturity date of the existing loan was extended to April 30, 2009. On April 24, 2009 the Company entered into a Loan Agreement, evidenced by a Term Note for $2,200. The principal amount bears interest at an annual rate of Libor plus 4% and self amortizes with a portion of the principal payable monthly through February 1, 2014 (the "Maturity Date"). The repayment of the obligations under the Term Note and the loan documents is secured by certain collateral assignments from DVL Holdings to the lender with respect to mortgage notes and mortgages held by DVL Holdings with respect to mortgage financings provided to affiliated limited partnerships. Additionally, the Company guaranteed the obligations of DVL Holdings under such loan documents. The majority of the loan proceeds were used to paydown the existing loan.

(3) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are in- terest only. An annual principal payment of $50 is required. The inability of the Company to refinance or definitively extend such loan on or prior to its maturity date would have a material adverse effect on the Company's financial condition.

(4) On January 21, 2009, DVL Holdings entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with Signature Bank in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to the First Note (as defined above) in the amount of $4,250 and the Second Note (as defined above) in the amount of $2,200. DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement. Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note. See above in MD&A for a more detailed discussion of the terms of the Agreement.

(5) On January 30, 2008, the Company entered into a loan agreement with an unaffiliated third party bank for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

(6) On June 6, 2008, Delbrook Holding LLC ("Delbrook"), a Delaware limited liability Company and 100% owned subsidiary of DVL borrowed an aggregate of $3,800 pursuant to a Mortgage Note (the "Mortgage Note") with an unaffiliated third party bank in the principal amount of $3,800. The Mortgage Note is secured by a mortgage on certain of the Company's property located in Kearny, New Jersey and by an assign- ment of leases on such property. The principal amount outstanding under the Note, bears interest, which is payable monthly, at an annual rate equal to the one month LIBOR Rate plus 2.1%.

The Company uses derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. In accordance with SFAS No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" (the "Statement"), as amended by SFAS No. 138 and SFAS No. 149, the Company established accounting and reporting stand- ards for derivative instruments. Specifically, the Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in the fair value of those instruments designated as cash flow hedges are recorded in other comprehensive income, to the extent the hedge is effective, and in the results of operations, to the extent the hedge is ineffective or no longer quali- fies as a hedge.

During September 2008, the Company entered into an interest rate swap agreement related to one of their loans. Valued separately, the interest rate swap agreement represents a liability as of March 31, 2009 and December 31, 2008, in the amount of $231. This value represents the fair value of the current difference in interest paid and received under the swap agreement over the remaining term of the agreement. Because the swap is considered to be a cash flow hedge and it is effective, the value of the swap agreement is recorded in the Consolidated Statements of Stockholders' Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss. Changes in the swap agreement's fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

The following table summarizes the notional values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on March 31, 2009, but does not represent exposure to credit, interest rate or market risks.

    Hedge Type         Notional Value   Rate    Termination Date    Fair Value
    ----------         --------------   ----    ----------------    ----------

Interest rate swap       $   3,757      5.94%     July 1, 2011       $ (231)
    agreement

The outstanding principal of the Mortgage Note is payable in monthly installments of $5 beginning on August 1, 2008 and continuing on the first day of each month there- after. The final monthly installment of the Mortgage Note is due and payable at maturity on July 1, 2011 or before, at the option of the Bank upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide the information under this item.

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

      As required by Rule 13a-15 under the Exchange Act, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company's principal executive officer and principal financial officer. Based upon that evaluation, the Company's principal executive officer concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed below and which were previously discussed in our Annual Report on Form 10-K.

Management's Report on Internal Control Over Financial Reporting

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of March 31, 2009 because of a material weakness. The basis for this determination was that, as discussed below, we identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

      Management assessed our internal control over financial reporting as of March 31, 2009, the end of our fiscal quarter. Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

      Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in insufficient; (i) documentation and communication of certain business transactions; and (ii) application of technical accounting rules as of March 31, 2009. No misstatements occurred as a result of the material weakness. Since December 2008, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting in the future including the following:

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

      During the quarter ended March 31, 2009, we continue to implement the steps out-lined in our 2008 Form 10-K that we believe will eliminate these material weaknesses and improve the effectiveness of our internal controls over financial reporting.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         10.1 Loan Agreement with an effective date of April 24, 2009 between DVL Mortgage Holdings, LLC & Harleysville National Bank and Trust Company.

         10.2 Term Note - with an effective date of April 24, 2009 for $2,200,000 with Harleysville National Bank and Trust Company as Payee and DVL Mortgage Holdings, LLC as maker.

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

May 15, 2009