Form 10-Q
period 2009-06-30
DVL INC /DE/
filed 2009-08-14
CIK 215639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

      Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [ ]               Accelerated filer [ ]

      Non-accelerated filer [ ]                 Smaller reporting company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

      The number of shares outstanding of the issuer's classes of common equity, as of August 14, 2009 was:

            Class                                 Outstanding at August 14, 2009
            -----                                 ------------------------------

Common Stock, $.01 par value                                44,770,345

                           DVL, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information:

         Item 1 - Financial Statements:                                  Pages

             Consolidated Balance Sheets -
               June 30, 2009 (unaudited) and December 31, 2008           1 - 2

             Consolidated Statements of Operations -
               Three Months Ended June 30, 2009 (unaudited) and
               2008 (unaudited)                                          3

             Consolidated Statements of Operations -
               Six Months Ended June 30, 2009 (unaudited) and
               2008 (unaudited)                                          4 - 5

             Consolidated Statement of Stockholder's Equity -
               Six Months Ended June 30, 2009 (unaudited) 6

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2009 (unaudited) and
               2008 (unaudited)                                          7 - 8

             Notes to Consolidated Financial Statements (unaudited)      9 - 18

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        19 - 33

         Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk                                          34

         Item 4 - Controls and Procedures                                34 - 35

Part II. Other Information:

         Item 1. Legal Proceedings                                       36

         Item 1A. Risk Factors                                           36

         Item 2. Unregistered Sales of Equity Securities and Use
                   of Proceeds                                           36

         Item 3. Defaults Upon Senior Securities                         36

         Item 4. Submission of Matters to a Vote of Security Holders     36

         Item 5. Other Information                                       36

         Item 6 - Exhibits                                               36 - 42

   Signature                                                             43

                         Part I - Financial Information

Item 1. Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  June 30,       December 31,
                                                                    2009             2008
                                                                ------------     ------------
                                                                (unaudited)
ASSETS

Residual interests in securitized portfolios                    $     47,035     $     45,789
                                                                ------------     ------------

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $4,650 for 2009 and $5,181 for 2008)          13,844           14,279

    Allowance for loan losses                                         (2,305)          (2,180)
                                                                ------------     ------------
    Net mortgage loans receivable                                     11,539           12,099
                                                                ------------     ------------
Cash                                                                   1,733              496

Investments

  Real estate at cost (net of accumulated depreciation and
    amortization of $1,476 for 2009 and $1,353 for 2008)               8,810            8,927

  Affiliated limited partnerships (net of allowance for
    losses of $448, for 2009 and 2008)                                   657              657

Net deferred tax asset                                                 2,257            2,257

Other assets                                                           2,479            2,637

Assets of discontinued operations                                      1,505            2,203
                                                                ------------     ------------
Total assets                                                    $     76,015     $     75,065
                                                                ============     ============

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                   (continued)

                                                                 June 30,       December 31,
                                                                   2009             2008
                                                               ------------     ------------
                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Notes payable - residual interests                         $     34,090     $     34,172
    Underlying mortgages payable                                      3,126            3,626
    Debt - other                                                     11,755           11,195
    Debt - affiliates                                                 1,339            1,527
    Interest rate swap                                                  202              231
    Redeemed notes payable - litigation settlement                      770              775
    Security deposits, accounts payable and accrued
       liabilities (including deferred income of $341
       for 2009 and $21 for 2008)                                       738              616
    Liabilities of discontinued operations                                4               --
                                                               ------------     ------------
  Total liabilities                                                  52,024           52,142
                                                               ------------     ------------

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $10.00 par value, authorized, issued
       and outstanding 100 shares                                         1                1
     Preferred stock, $.01 par value, authorized 5,000,000
     shares, issued and outstanding -0-                                  --               --
     Common stock, $.01 par value, authorized - 90,000,000
     shares, issued and outstanding 44,770,345 for 2009 and
                                                       2008             448              448
     Additional paid-in capital                                      97,003           97,003
     Deficit                                                        (73,259)         (74,298)
     Accumulated other comprehensive loss                              (202)            (231)
                                                               ------------     ------------
     Total stockholders' equity                                      23,991           22,923
                                                               ------------     ------------

     Total liabilities and stockholders' equity                $     76,015     $     75,065
                                                               ============     ============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                               ---------------------
                                                                 2009         2008
                                                               --------     --------
Income from affiliates:

   Interest on mortgage loans                                  $    585     $    509
   Gain on satisfaction of mortgage loans                            --          365
   Partnership management fees                                       56           63
   Management fees                                                   13           18
   Transaction and other fees from partnerships                       1           39
   Distributions from partnerships                                   30           42

Income from others:

   Interest income - residual interests                           1,541        1,476
   Net rental income (including depreciation and
    amortization of $46 for 2009 and $45 for 2008)                  117          106
   Other income and interest                                          4           22
                                                               --------     --------
                                                                  2,347        2,640
                                                               --------     --------

Operating expenses:
   General and administrative                                       291          362
   Asset servicing fee - NPO Management LLC                         196          195
   Legal and professional fees                                       86           66
   Provision for loan losses                                         25           50

Interest expense:

   Underlying mortgages                                              61           88
   Notes payable - residual interests                               676          722
   Affiliates                                                        41           45
   Others                                                           212          295
                                                               --------     --------
                                                                  1,588        1,823
                                                               --------     --------

Income from continuing operations before income tax expense         759          817

Income tax expense                                                  (33)        (179)
                                                               --------     --------
Income from continuing operations                                   726          638

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                      (64)         (70)
                                                               --------     --------
Net income                                                     $    662     $    568
                                                               ========     ========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               ---------------------
                                                                 2009         2008
                                                               --------     --------
Income from affiliates:

   Interest on mortgage loans                                  $  1,129     $  1,125
   Gain on satisfaction of mortgage loans                            --          999
   Partnership management fees                                      109          124
   Management fees                                                   30           37
   Transaction and other fees from partnerships                      26           88
   Distributions from partnerships                                  106           54

Income from others:

   Interest income - residual interests                           3,083        2,964
   Net rental income (including depreciation and
    amortization of $96 for 2009 and $93 for 2008)                  159          267
   Other income and interest                                         25           38
                                                               --------     --------
                                                                  4,667        5,696
                                                               --------     --------

Operating expenses:
   General and administrative                                       747          762
   Asset servicing fee - NPO Management LLC                         391          383
   Legal and professional fees                                      159          172
   Provision for loan losses                                        125          100

Interest expense:

   Underlying mortgages                                             125          187
   Notes payable - residual interests                             1,365        1,472
   Affiliates                                                        86           97
   Others                                                           556          568
                                                               --------     --------
                                                                  3,554        3,741
                                                               --------     --------

Income from continuing operations before income tax expense       1,113        1,955

Income tax expense                                                  (33)        (243)
                                                               --------     --------
Income from continuing operations                                 1,080        1,712

Loss from discontinued operations - net of tax of $-0- in
  both periods                                                      (41)        (171)
                                                               --------     --------
Net income                                                     $  1,039     $  1,541
                                                               ========     ========

                                   (continued)

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                   (continued)

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                 --------------------------------    --------------------------------
                                                      2009              2008              2009              2008
                                                 --------------    --------------    --------------    --------------
Basic earnings per share:

  Income from continuing operations              $          .01    $          .01    $          .02    $          .04
  Loss from discontinued operations                         .00               .00               .00               .00
                                                 --------------    --------------    --------------    --------------
  Net Income                                     $          .01    $          .01    $          .02    $          .04
                                                 ==============    ==============    ==============    ==============

Diluted earnings per share:

   Income from continuing operations             $          .01    $          .01    $          .02    $          .04
   Loss from discontinued operations                        .00               .00               .00               .00
                                                 --------------    --------------    --------------    --------------
   Net Income                                    $          .01    $          .01    $          .02    $          .04
                                                 ==============    ==============    ==============    ==============

Weighted average shares outstanding - basic          44,770,345        45,292,845        44,770,345        45,289,442
Effect of dilutive securities                            27,500           121,097            27,500           104,885
                                                 --------------    --------------    --------------    --------------
Weighted average shares outstanding - diluted        44,797,845        45,413,942        44,797,845        45,394,327
                                                 ==============    ==============    ==============    ==============

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands except share data)

                                                                                              Accumulated
                             Preferred Stock         Common Stock      Additional                Other
                             ----------------    --------------------  Paid - In             Comprehensive           Comprehensive
                             Shares    Amount      Shares      Amount   Capital    Deficit   Income (Loss)    Total     Income
                             ------    ------    ----------    ------   -------    -------   -------------   -------    ------
Balance - January 1, 2009       100    $    1    44,770,345    $  448   $97,003    $(74,298)     $(231)      $22,923    $   --

Unrealized gain on valu-
  ation of interest rate
  swap agreement                 --        --            --        --        --          --         29            29        29

Net income                       --        --            --        --        --       1,039         --         1,039     1,039
                             ------    ------    ----------    ------   -------    --------      -----       -------    ------
Balance - June 30, 2009         100         1    44,770,345    $  448   $97,003    $(73,259)     $(202)      $23,991    $1,068
                             ======    ======    ==========    ======   =======    ========      =====       =======    ======

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2009        2008
                                                           --------    --------

Cash flows from operating activities:

 Continuing operations:
 Income from continuing operations                         $  1,080    $  1,712
  Adjustments to reconcile income to net cash used in
    operating activities from continuing operations
   Interest income deducted from residual interests             270       1,034
   Accrued interest subtracted from indebtedness                 (2)        (10)
   Gain on satisfaction of mortgage loans                        --        (999)
   Depreciation                                                 123          94
   Provision for loan losses                                    125         100
   Amortization of unearned interest on loan receivables       (531)     (1,920)
   Net decrease in deferred tax asset                            --         178
   Net decrease (increase) in other assets                      226        (209)
   Net decrease in accounts payable, security deposits
    and accrued liabilities                                    (133)       (136)
   Net increase in deferred income                              255         361
                                                           --------    --------
   Net cash provided by continuing operations                 1,413         205
                                                           --------    --------

Discontinued operations:
   Loss from discontinued operations                            (41)       (171)
   Gain on sale of discontinued asset                          (120)         --
   Net decrease (increase) in assets and liabilities of
    discontinued operations                                     227        (120)
                                                           --------    --------
   Cash provided by (used in) discontinued operations            66        (291)
                                                           --------    --------
   Net cash provided by operating activities                  1,479         (86)
                                                           --------    --------

                                   (continued)

See notes to consolidated financial statements

                           DVL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (continued)

                                                             Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                            2009         2008
                                                          --------     --------
Cash flows from investing activities:

  Collections on loans receivable                         $    966     $  4,066
  Real estate acquisitions and capital improvements             (6)        (102)
  Net proceeds from sale of discontinued assets                595           --
                                                          --------     --------
  Net cash provided by investing activities                  1,555        3,964
                                                          --------     --------

Cash flows from financing activities:

  Proceeds from new borrowings                               6,450        4,050
  Principal payments on debt                                (6,076)      (4,129)
  Payments of prepaid financing costs                          (68)          --
  Payments on underlying mortgages payable                    (500)      (1,009)
  Payments on notes payable - residual interest             (1,598)      (2,136)
  Payments related to debt redemptions                          (5)          --
                                                          --------     --------
    Net cash used in financing activities                   (1,797)      (3,224)
                                                          --------     --------

Net increase in cash                                         1,237          654
Cash, beginning of period                                      496        1,028
                                                          --------     --------

Cash, end of period                                       $  1,733     $  1,682
                                                          ========     ========

Supplemental disclosure of cash flow information:

Cash paid during the period for interest                  $  1,925     $  2,153
                                                          ========     ========

Cash paid for income taxes                                $     20     $    123
                                                          ========     ========

Supplemental disclosure of non-cash investing and
  financing activities:
    Residual interests in securitized portfolios -
      increase/(decrease)                                 $  1,516     $ (1,153)
                                                          ========     ========
    Notes payable - residual interests -
       increase/(decrease)                                $  1,516     $ (1,153)
                                                          ========     ========

See notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   Dollars in thousands unless otherwise noted
                      (except share and per share amounts)

1.    Basis of Presentation

      In the opinion of DVL, Inc. ("DVL" or the "Company"), the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company's operations for the six months ended June 30, 2009 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL's Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through August 14, 2009 and determined that no disclosure is required.

2.    Reclassifications

      Certain amounts from 2008 have been reclassified to conform to the 2009 presentation.

3.    Residual Interests in Securitized Portfolios

      In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through June 30, 2009, the residual interest in securitized portfolios and the notes payable were increased by a total of approximately $8,096 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

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

      The Company has capitalized costs of $1,086 and $856 at June 30, 2009 and at December 31, 2008, respectively related to expenses of the project.

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

      During 2008, the Company, through direct ownership or through its investment in various limited partnerships, foreclosed on five Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the five vacant Wal-Mart stores. At the time of the foreclosure, the five mortgages had a combined carrying value of $1,776. The five stores are included in the Company's real estate held at cost, for lease or sale. In 2009, the Company entered into an agreement to sell one of the vacant stores for $600 and reclassified its carrying value to discontinued operations. The agreement to sell was never consummated.

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, (the "owners") pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of June 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $685 as of June 30, 2009 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations. DVL sued the prior tenants of the Property for environmental contamination and has received $400 toward the cleanup costs for the Property.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of June 30, 2009, the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "asset from discontinued operations" in its consolidated financial statements at a carrying value of $747 after recording a provision for losses of $350.

(3) During 2008, the Company foreclosed on two affiliated limited partnerships for nonpayment of amounts due on mortgage loans and took title to the two vacant former Wal-Mart stores. At the time of the foreclosure, the two had a combined carrying value of $696. During December, 2008, the Company sold one of the former Wal-Mart stores and received net proceeds of $220. During February, 2009, the Company sold the second former Wal-Mart store and received net proceeds of $594. In 2009, the Company entered into an agreement to sell one of the vacant Wal-Mart stores previously considered to be real estate assets for $600 and reclassified its carrying value to discontinued operations. The agreement to sell was never consummated.

5.    Transactions with Affiliates

      Management Fee Income Earned

      The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC ("NPO") which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from the management service contract is as follows:

        Fee Income For     Fee Income For   Fee Income For   Fee Income For
       The Three Months   The Three Months  The Six Months   The Six Months
            Ended              Ended             Ended            Ended
           06/30/09          06/30/08          06/30/09         06/30/08
           --------          --------          --------         --------
           $     13          $     18          $     30         $     37

Management and Other Fees and Expenses Incurred

A. The Company recorded fees to NPO of $391 and $383 for the six months June 30, 2009 and 2008, respectively, under an Asset Servicing Agreement (the "Asset Servicing Agreement") between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its Affiliated Limited Partnerships. During 2009 and 2008 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company's New York location.

B. Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation for collection services and reimbursement for other services provided to the Company as follows:

         Fees Recorded   Fees Recorded For   Fees Recorded   Fees Recorded
            For The             The             For The         For The
         Three Months       Three Months      Six Months       Six Months
            Ended              Ended             Ended           Ended
           06/30/09          06/30/08          06/30/09         06/30/08
           --------          --------          --------         --------
           $    27           $     27          $    54          $     54

C. Interest expense on amounts due to affiliates was as follows:

                          Three Months   Three Months    Six Months   Six Months
                             Ended          Ended          Ended         Ended
                           06/30/09        06/30/08       06/30/09     06/30/08
                           --------        --------       --------     --------
       Pemmil Funding      $     41        $     45       $     86     $     97

6.    Contingent Liabilities

      During the six months ended June 30, 2009 and 2008 the Company expensed approximately $71 and $40, respectively, during each period, for amounts due to the Limited Partnership Settlement Fund, of which $5 and $23 was accrued at June 30, 2009 and 2008, respectively. These costs have been netted against the interest on mortgage loans.

7.    Stockholder's Equity

      In July 2008, the Company purchased 522,500 shares of its common stock, par value $0.01 per share, for a total purchase price of $63 or $0.12 per share, in a privately negotiated transaction with an unaffiliated seller.

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

      During September 2008, the Company entered into an interest rate swap agreement related to one of their loans. Valued separately, the interest rate swap agreement represents a liability as of June 30, 2009 and December 31, 2008, in the amount of $193 and $231 respectively. During April 2009, the Company entered into an interest rate swap agreement related to another of their loans. Valued separately, the interest rate swap agreement represents a liability as of June 30, 2009, in the amount of $9. This value represents the fair value of the current difference in interest paid and re- ceived under the swap agreement over the remaining term of the agreement. Because the swaps are considered to be a cash flow hedge and they are effective, the value of the swaps are recorded in the Consolidated Statements of Stockholders' Equity as a sep- arate component and represents the only amount reflected in accumulated other compre- hensive loss. Changes in the swaps fair value are reported currently in other compre-hensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

      The following table summarizes the notional values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on June 30, 2009, but does not rep- resent exposure to credit, interest rate or market risks.

       Hedge Type        Notional Value    Rate    Termination Date   Fair Value
       ----------        --------------    ----    ----------------   ----------

    Interest rate swap      $   3,740      5.94%   July 1, 2011        $ (193)
        agreement

    Interest rate swap      $   2,161      6.09%   February 1, 2014    $   (9)
        Agreement

      RESTRICTION ON CERTAIN TRANSFERS OF COMMON STOCK: Each share of the stock of the Company included a restriction prohibiting sale, transfer, disposition or acquisition of any stock until June 30, 2009 without the prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would, in the opinion of the Board, jeopardize the Company's preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code.

9.    Earnings per share (unaudited)

The following table presents the computation of basic and diluted per share data for the three and six months ended June 30, 2009 and 2008.

                                                                    Three Months Ended June 30,
                                               --------------------------------------------------------------------
                                                             2009                                2008
                                               --------------------------------    --------------------------------
                                                      Weighted Average                    Weighted Average
                                                          Number of     Per Share             Number of     Per Share
                                               Amount      Shares        Amount    Amount      Shares        Amount
                                               ------    ----------      ------    ------    ----------      ------

Basic EPS,
Net income available to common stockholders    $  662    44,770,345      $  .01    $  568    45,292,845      $  .01
                                                                         ======                              ======

Effect of dilutive stock options                   --        27,500                    --       121,097
                                               ------    ----------                ------    ----------

Diluted EPS,
Net income available to common stockholders    $  662    44,797,845      $  .01    $  568    45,413,942      $  .01
                                               ======    ==========      ======    ======    ==========      ======

                                                                     Six Months Ended June 30,
                                               --------------------------------------------------------------------
                                                             2009                                2008
                                               --------------------------------    --------------------------------
                                                      Weighted Average                    Weighted Average
                                                          Number of     Per Share             Number of     Per Share
                                               Amount      Shares        Amount    Amount      Shares        Amount
                                               ------    ----------      ------    ------    ----------      ------

Basic EPS,
Net income available to common stockholders    $1,039    44,770,345      $  .02    $1,541    45,289,442      $  .04
                                                                         ======                              ======

Effect of dilutive stock options                   --        27,500                    --       104,885
                                               ------    ----------                ------    ----------

Diluted EPS,
Net income available to common stockholders    $1,039    44,797,845      $  .02    $1,541    45,394,327      $  .04
                                               ======    ==========      ======    ======    ==========      ======

10.   Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income (loss) of $72 and $(162) in 2009 and 2008 respectively, include $-0- and $(178) of deferred income tax expense in 2009 and 2008, respectively.

                                                     Six Months Ended
                                                         June 30,
                                          -------------------------------------
                                                2009                2008
                                          -----------------   -----------------

Revenues
   Residual interests                     $           3,083   $           2,964
   Real estate                                        1,559               2,694
   Corporate/other                                       25                  38
                                          -----------------   -----------------
Total consolidated revenues               $           4,667   $           5,696
                                          =================   =================

Net income (loss)
   Residual interests                     $           1,711   $           1,485
   Real estate                                         (703)                389
   Corporate/other                                       72                (162)
                                          -----------------   -----------------
Total income from continuing operations   $           1,080   $           1,712
                                          =================   =================


                                             Six Months         Twelve Months
                                                Ended               Ended
                                            June 30, 2009     December 31, 2008
                                          -----------------   -----------------
Assets
   Residual interests                     $          47,035   $          45,789
   Real estate                                       26,723              27,019
   Corporate/other                                    2,257               2,257
                                          -----------------   -----------------
Total consolidated assets                 $          76,015   $          75,065
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

Discontinued operations for the six months ended June 30, 2009 and 2008 are summarized as follows:

                                          Six Months Ended     Six Months Ended
                                           June 30, 2009        June 30, 2008
                                          ----------------     ----------------

Income                                    $             --     $            117
Expenses                                               161                  288
                                          ----------------     ----------------
Loss from discontinued operations
  before gain on sale                                 (161)                (171)
Gain on sale                                           120                   --
                                          ----------------     ----------------
Loss from discontinued operations         $            (41)    $           (171)
                                          ================     ================

      Assets and liabilities of discontinued operations at June 30, 2009 and December 31, 2008 are summarized as follows:

                                                      June 30,      December 31,
                                                        2009            2008
                                                    ------------    ------------

Assets of discontinued operations                   $      1,505    $      2,203
                                                    ============    ============
Liabilities of discontinued operations              $          4    $         --
                                                    ============    ============

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)

      This Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation ("DVL" or the "Company") and its management team. DVL's stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those pro- jected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

      The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various un- related tenants (the "Owned Site"). This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the "Property"). To date, the Company has not commenced construction with respect to the redevelopment of the Property and given the current economic environment there can be no assurance that the Company will commence construction in the near future or at all. In addition, there can be no assurance that the Company will be able to obtain the necessary financing to commence or complete redevelopment. The Company continues to lease such property to multiple tenants and currently receives a positive cash flow from the property and believes it will continue to receive such positive cash flow un-til such time as it can redevelop the Property as described below.

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

      The Company has capitalized costs of $1,086 and $856 as of June 30, 2009 and December 31, 2008, respectively, related to expenses of this project.

      Under the terms of the first Construction Loan Agreement, DVL Holdings was required to begin construction by June 1, 2008. On June 1, 2008, DVL Holdings entered into Amendment No. 1, whereby the lender agreed to extend the term of the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) to August 1, 2008. Because of delays, construction did not begin by such date and therefore on September 8, 2008 DVL Holdings entered into Amendment No. 2 dated August 1, 2008. Pursuant to Amendment No. 2, the lender had extended the term of the Predevelopment Loan Phase for an additional six months which ended February 1, 2009 on the condition that the lender had no further obligation to make any loan advances. In addition, the maturity date for payment of the outstanding principal balance of the loan was accelerated effective as of August 1, 2008 making the entire outstanding principal balance of $4,495 (and any accrued and unpaid interest thereon) due and payable on February 1, 2009, the expiration of the Predevelopment Loan Phase.

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

Discontinued Operations

(1) In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns a 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of June 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $685 as of June 30, 2009 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in discontinued operations. DVL has sued the prior tenants of the property for environmental contamination and has received $400 towards the cleanup costs for the property.

(2) The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

      As of June 30, 2009, the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company's ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company's financial condition. The Company currently accounts for the property as an "asset from discontinued operations" in its consolidated financial statements at a carrying value of $747 after recording a provision for losses of $350.

(3) During 2008, the Company foreclosed on two Affiliated Limited Partnerships for nonpayment of amounts due on mortgage loans and took title to the two vacant former Wal-Mart stores. At the time of the foreclosures, the two mortgages had a combined carrying value of $696. During December, 2008, the Company sold one of the former Wal-Mart stores and received net proceeds of $220. During February 2009, the Company sold a second former Wal-Mart store and received net proceeds of $594. In 2009, the Company entered into an agreement to sell one of the vacant stores previously considered to be a real estate asset for $600 and reclassified its carrying value to discontinued operations. The agreement to sell was never consummated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

DVL had income from continuing operations of $726 and $638 for the three months ended June 30, 2009 and 2008, respectively.

Interest income on mortgage loans increased to $585 as a result of the decrease in principal amortization as underlying loan balances are paid off. Interest expense on underlying mortgages decreased to $61 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances, payoff of loan balances and anticipated loan maturities.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest income on mortgage loans            $         585       $         509
Interest expense on underlying mortgages     $          61       $          88

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying value.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Gain on satisfaction of mortgage loans       $          --       $         365

Partnership management fees decreased as a result of a decrease in the number of partnerships contributing.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Partnership management fees                  $          56       $          63

Management fees decreased as a result of the loss of a property managed by an affiliate of the Company.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Management fees                              $          13       $          18

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Transaction and other fees from partner-
  Ships                                      $           1       $          39

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

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest income on residual interests        $       1,541       $       1,476
Interest expense on related notes
  payable                                    $         676       $         722

Net rental income increased primarily as a result of a decrease in bad debts included in operating expenses at the Owned Site, partially offset by operating expenses for vacant Wal-Mart stores that the Company took title to in 2008 that are included for the three months ended June 30, 2009. There were no similar expenses for the same period in 2008.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Net rental income from others                $         117       $         106
Gross rental income from others              $         311       $         316

Distributions from partnerships decreased in 2009 compared to 2008 as a result of fewer affiliated partnerships.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Distributions from partnerships              $          30       $          42

General and administrative expenses decreased in 2009 from 2008 primarily as a result of decreased employee costs and insurance costs.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
General and administrative                   $         291       $         362

The asset servicing fee paid to NPO Management, LLC pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index. As a result of a decrease in the consumer price index, there was no in- crease in the fee.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Asset servicing fee                          $         196       $         195

Legal and professional fees increased in 2009 from 2008 primarily as a result of the inclusion of costs to implement internal controls over financial reporting.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Legal and professional fees                  $          86       $          66

The Company recorded a provision for loan losses on its mortgage portfolio of $25 during the three months ended June 30, 2009.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Provision for loan losses                    $          25       $          50

Interest expense to affiliates decreased in 2009 compared to 2008 as a result of a decreased amount of debt owed to affiliates.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest expense - affiliates                $          41       $          45

Interest expense relating to other debts decreased as a result of lower interest rates on new borrowings and lower outstanding balances on existing borrowings.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest expense - others                    $         212       $         295

The Company accrued expenses of $33 and $33 for alternative minimum taxes during each of the three months ended June 30, 2009 and 2008. The Company recognized $-0- of deferred income tax expense during the three months ended June 30, 2009 and $(146) of deferred tax expense during the three months ended June 30, 2008, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax expense as follows:

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Income tax expense                           $          33       $         179

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                          Three Months Ended  Three Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Income                                       $          --       $          58
Expenses                                                64                 128
                                             -------------       -------------
Loss from discontinued operations            $         (64)      $         (70)
                                             =============       =============

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

DVL had income from continuing operations of $1,080 and $1,712 for the six months ended June 30, 2009 and 2008, respectively.

Interest income on mortgage loans increased to $1,129 as a result of the decrease in principal amortization as underlying loan balances are paid off. Interest expense on underlying mortgages decreased to $125 reflecting the application of a greater portion of each monthly payment to the outstanding principal, payoff of loan balances and an- ticipated loan maturities.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest income on mortgage loans            $       1,129       $       1,125
Interest expense on underlying mortgages     $         125       $         187

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying value.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Gain on satisfaction of mortgage loans       $          --       $         999

Management fees decreased as a result of the loss of property managed by an affiliate of the Company.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Management fees                              $          30       $          37

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Transaction and other fees from partner-
  Ships                                      $          26       $          88

Interest income on residual interests increased and interest expense on the related notes payable decreased as a result of purchase price adjustments pursuant to the purchase agreements entered into by the Company's wholly owned subsidiary, S2, that owns a 99.9% Class B member interests in Receivables II-A and Receivables II-B, LLC.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest income on residual interests        $       3,083       $       2,964
Interest expense on related notes
  payable                                    $       1,365       $       1,472

Net rental income decreased primarily as a result of decreased gross rental income resulting from decreased occupancy in anticipation of the Kearny redevelopment project. Operating expenses for vacant Wal-Mart stores that the Company took title to in 2008 are included for the six months ended June 30, 2009. There were no similar expenses for the same period in 2008.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Net rental income from others                $         159       $         267
Gross rental income from others              $         617       $         656

Distributions from partnerships increased in 2009 compared to 2008 as a result of an increase in the amount of final distributions from affiliated partnerships.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Distributions from partnerships              $         106       $          54

General and administrative expenses decreased in 2009 from 2008 primarily as a result of decreased employee costs.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
General and administrative                   $         747       $         762

The asset servicing fee paid to NPO Management, LLC increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Asset servicing fee                          $         391       $         383

Legal and professional fees decreased in 2009 from 2008 primarily as a result of the inclusion of expenses to retain Sarbanes Oxley professionals in 2008.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Legal and professional fees                  $         159       $         172

The Company recorded a provision for loan losses on its mortgage portfolio of $125 during the six months ended June 30, 2009.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Provision for loan losses                    $         125       $         100

Interest expense to affiliates decreased in 2009 compared to 2008 as a result of a decreased amount of debt owed to affiliates.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest expense - affiliates                $          86       $          97

Interest expense relating to other debts decreased as a result of lower interest rates on new borrowings and lower outstanding balances on existing borrowings.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Interest expense - others                    $         556       $         568

The Company accrued expenses of $33 and $65 for alternative minimum taxes during each of the six months ended June 30, 2009 and 2008. The Company recognized $-0-of deferred income tax expense during the six months ended June 30, 2009 and $(178) of deferred tax expense during the six months ended June 30, 2008, as a result of changes in the valuation allowance on deferred tax assets. This resulted in income tax expense as follows:

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Income tax expense                           $          33       $         243

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

                                            Six Months Ended    Six Months Ended
                                             June 30, 2009       June 30, 2008
                                             -------------       -------------
Income                                       $          --       $         116
Expenses                                               161                 287
                                             -------------       -------------
Loss from discontinued operations
  before gain on sale                                 (161)               (171)
Gain on sale                                           120                  --
                                             -------------       -------------
Loss from discontinued operations            $         (41)      $        (171)
                                             =============       =============

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

      The Company's cash balance was $1,733 at June 30, 2009, compared to $496 at December 31, 2008.

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

Outstanding Financings

Outstanding loans payable as of June 30, 2009 which are scheduled to become due through 2013 are as follows:

                                                                          Outstanding
                                                           Original    Balance Including
                                                             Loan     Accrued Interest at     Due
          Purpose                         Creditor          Amount       June 30, 2009        Date
-------------------------------    ---------------------    ------       -------------      --------
Repurchase of Notes
Issued by the Company              Pemmil (1)               $2,500          $1,339          12/31/09

Purchase of Mortgages              Unaffiliated Bank (2)    $2,200          $2,172          02/01/14

Refinancing of Repurchase of
Notes Issued by the Company        Unaffiliated Bank (3)    $1,500          $1,359          09/01/09

Construction Financing             Unaffiliated Bank (4)    $4,250          $4,271          01/21/11

General Corporate Purposes         Unaffiliated Bank (5)    $  250          $  194          02/01/13

Refinancing of Notes Issued by
the Company to Acquire Property    Unaffiliated Bank (6)    $3,800          $3,759          07/01/11

(1) Pemmil Funding, LLC ("Pemmil") previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the "Pemmil Loan Agreement") between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The outstanding obligations under the Pemmil Loan Agreement and Original Term note through and including March 15, 2007 were $1,190 in principal and $116 in accrued and unpaid interest. In March 2007, to fund a repurchase of shares of the Company's Common Stock from Blackacre Bridge Capital LLC and Blackacre Capital Group L.P., Pemmil made an additional loan advance to the Company in the principal amount of $650 pursuant to Amendment No. 1 to Loan and Security Agreement, entered into by the Company on March 16, 2007 ("Amendment No. 1"). Under Amendment No. 1, all accrued and unpaid interest outstanding at March 15, 2007 was added to the principal amount outstanding under the Pemmil Loan Agreement and Pemmil loaned to the Company an additional $650 principal amount which increased the total principal amount outstanding under the Pemmil Loan Agree- ment to $1,956. Such principal amount was evidenced by an Amended and Restated Term Note made by the Company to Pemmil which was executed simultaneously with Amendment No. 1. In general, except as modified and amended by Amendment No. 1 as described above, the terms and provisions of the Pemmil Loan Agreement were unchanged and re- main in full force and effect. The Pemmil Loan Agreement provided that the principal and unpaid interest were originally due on December 27, 2008 and provided for in-terest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company's equity interest in S2. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. During the six months ended June 30, 2009, the Company paid $275 of in-terest previously accrued to Pemmil. On November 10, 2008 the Pemmil Loan Agreement was amended to extend the due date for the payment of the principal and unpaid in- terest to December 31, 2009.

(2) Interest rate is prime plus 0.5% per annum payable monthly. Monthly payments are interest only. Annual payments of $50 are required. In January of 2009, the lender agreed to recast the loan as a $2,200 term loan to be secured by four Wal-Mart mortgages secured by properties leased to Wal-Mart. At the same time the maturity date of the then existing loan was extended to April 30, 2009.

      On April 24, 2009 the Company entered into a Loan Agreement, evidenced by a Term Note for $2,200. The principal amount bears interest at an annual rate of Libor plus 4% and self amortizes with a portion of the principal payable monthly through February 1, 2014 (the "Maturity Date"). The repayment of the obligations under the Term Note and the loan documents is secured by certain collateral assignments from DVL Holdings to the lender with respect to mort- gage notes and mortgages held by DVL Holdings with respect to mortgage finance- ings provided to affiliated limited partnerships. Additionally, the Company guaranteed the obligations of DVL Holdings under such loan documents. The ma- jority of the loan proceeds were used to paydown the existing loan.

(3) Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are interest only. An annual principal payment of $50 is required. The Company is currently negotiating a refinancing of the outstanding loan balance for a two to three year term. The inability of the Company to refinance or definitely extend such loan on or prior to its maturity date would have a material adverse effect on the Company's financial condition.

(4) On January 21, 2009, DVL Holdings entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the "Agreement") with an unaffiliated third party bank in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the "Principal Amount") pursuant to the First Note (as defined above) in the amount of $4,250 and the Second Note (as defined above) in the amount of $2,200. DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement. Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note. See above in MD&A for a more detailed discussion of the terms of the Agreement.

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

During September 2008, the Company entered into an interest rate swap agreement related to one of their loans. Valued separately, the interest rate swap agreement represents a liability as of June 30, 2009 and December 31, 2008, in the amount of $193 and $231 respectively. During April 2009, the Company entered into an interest rate swap agreement related to another of their loans. Valued separately, the interest rate swap agreement represents a liability as of June 30, 2009, in the amount of $9. This value represents the fair value of the current difference in interest paid and received under the swap agreement over the remaining term of the agreement. Because the swaps are considered to be a cash flow hedge and they are effective, the value of the swaps are recorded in the Consolidated Statements of Stockholders' Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss. Changes in the swaps fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

The following table summarizes the notional values of the Company's derivative financial instruments. The notional value provides an indication of the extent of the Company's involvement in these instruments on June 30, 2009, but does not represent exposure to credit, interest rate or market risks.

   Hedge Type          Notional Value    Rate    Termination Date    Fair Value
   ----------          --------------    ----    ----------------    ----------

Interest rate swap       $   3,740       5.94%   July 1, 2011          $ (193)
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

   Hedge Type          Notional Value    Rate    Termination Date    Fair Value
   ----------          --------------    ----    ----------------    ----------

Interest rate swap       $   2,161       6.09%   February 1, 2014      $   (9)
   agreement

The outstanding principal of the Mortgage Note is payable in monthly installments of $39 beginning on June 1, 2009 and continuing on the first day of each month there- after. The final monthly installment of the Mortgage Note is due and payable at maturity on February 1, 2014 or before, at the option of the Bank upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

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

Management's Report on Internal Control Over Financial Reporting

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of June 30, 2009 because of a material weakness. The basis for this determination was that, as discussed below, we identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

      Management assessed our internal control over financial reporting as of June 30, 2009, the end of our fiscal quarter. Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

      Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in insufficient; (i) documentation and communication of certain business transactions; and (ii) application of technical accounting rules as of June 30, 2009. No misstatements occurred as a result of the material weakness. Since December 2008, we have taken a number of steps that we believe will impact the effectiveness of our internal control over financial reporting in the future including the following:

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

      o We intend to utilize the outside accounting firm to review Form 10-Q's and Form 10-K's, to advise us of changes in accounting rules and procedures as well as to review our income calculations from S-2 as well as our deferred tax calculations.

      During the quarter ended June 30, 2009, we continue to implement the steps out-lined in our 2008 Form 10-K and above that we believe will eliminate these material weaknesses and improve the effectiveness of our internal controls over financial reporting.

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

            None

Item 6.     Exhibits

            31.1 Principal Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Principal Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pur-suant to the Section 908 of Sarbanes-Oxley Act of 2002.

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

August 14, 2009