Form 10-Q
period 2009-09-30
DVL INC /DE/
filed 2009-11-18
CIK 215639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 1-8356

DVL, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2892858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 East 55th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 350-9900
(registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of the issuer’s classes of common equity, as of November 16, 2009 was:

Class	Number of Shares

Common Stock, $.01 par value	44,770,345

DVL, INC. AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Residual interests in securitized portfolios	$45,443	$45,789

Mortgage loans receivable from affiliated partnerships (net of unearned interest of $4,342 for 2009 and $5,181 for 2008)	13,716	14,279

Allowance for loan losses	(2,405)	(2,180)

Net mortgage loans receivable	11,311	12,099

Cash (including restricted cash of $299 for 2009 and $0 for 2008)	1,702	496

Investments
Real estate at cost (net of accumulated depreciation and amortization of $1,535 for 2009 and $1,359 for 2008)	9,150	9,320

Affiliated limited partnerships (net of allowance for losses of $448, for 2009 and 2008)	657	657

Net deferred tax asset	2,105	2,257

Other assets	3,237	3,552

Assets of discontinued operations	-	895

Total assets	$73,605	$75,065

(continued)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(continued)

	September 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Notes payable - residual interests	$31,762	$34,172
Underlying mortgages payable	2,919	3,626
Debt - other	11,610	11,195
Debt - affiliates	1,380	1,527
Interest rate swaps	202	231
Redeemed notes payable - litigation settlement	770	775
Security deposits, accounts payable and accrued liabilities (including deferred income of $199 for 2009 and $21 for 2008)	415	616
Total liabilities	49,058	52,142

Commitments and contingencies

Stockholders' equity:
Preferred stock, $10.00 par value, authorized, issued and outstanding 100 shares	1	1
Preferred stock, $.01 par value, authorized 5,000,000 shares, issued and outstanding -0-	-	-
Common stock, $.01 par value, authorized - 90,000,000 shares, issued and outstanding 44,770,345 for 2009 and 2008	448	448
Additional paid-in-capital	97,003	97,003
Deficit	(72,703)	(74,298)
Accumulated other comprehensive loss	(202)	(231)
Total stockholders' equity	24,547	22,923

Total liabilities and stockholders' equity	$73,605	$75,065

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,

	2009	2008

Income from affiliates:

Interest on mortgage loans	$557	$353
Partnership management fees	59	65
Management fees	13	15
Transaction and other fees from partnerships	1	-
Distributions from partnerships	27	176

Income from others:

Interest income - residual interests	1,601	1,502
Net rental income (including depreciation and amortization of $41 for 2009 and $55 for 2008)	163	157
Other income and interest	51	19

	2,472	2,287

Operating expenses:

General and administrative	364	392
Asset servicing fee - NPO Management LLC	195	196
Legal and professional fees	115	119
Provision for loan losses	100	50

Interest expense:

Underlying mortgages	57	80
Notes payable - residual interests	669	705
Affiliates	42	45
Others	214	267

	1,756	1,854

Income from continuing operations before income tax expense	716	433

Income tax expense	(44)	(189)

Income from continuing operations	672	244

(Loss) income from discontinued operations - net of tax of $-0- in both periods	(116)	61

Net income	$556	$305

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2009	2008

Income from affiliates:

Interest on mortgage loans	$1,686	$1,478
Gain on satisfaction of mortgage loans	-	999
Partnership management fees	168	189
Management fees	43	52
Transaction and other fees from partnerships	27	88
Distributions from partnerships	133	230

Income from others:

Interest income - residual interests	4,684	4,466
Net rental income (including depreciation and amortization of $137 for 2009 and $148 for 2008)	267	362
Other income and interest	76	57

	7,084	7,921

Operating expenses:

General and administrative	1,111	1,154
Asset servicing fee - NPO Management LLC	586	579
Legal and professional fees	274	291
Provision for loan losses	225	150

Interest expense:

Underlying mortgages	182	267
Notes payable - residual interests	2,034	2,177
Affiliates	128	142
Others	770	835

	5,310	5,595

Income from continuing operations before income tax expense	1,774	2,326

Income tax expense	(77)	(432)

Income from continuing operations	1,697	1,894

Loss from discontinued operations - net of tax of $-0- in both periods	(102)	(48)

Net income	$1,595	$1,846

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In		Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Income

Balance - January 1, 2009	100	$1	44,770,345	$448	$97,003	$(74,298)	$(231)	$22,923	$-

Unrealized gain on valuation of interest rate swap agreements	-	-	-	-	-	-	29	29	29

Net income	-	-	-	-	-	1,595	-	1,595	1,595

Balance - September 30, 2009	100	$1	44,770,345	$448	$97,003	$(72,703)	$(202)	$24,547	$1,624

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2009	2008

Cash flows from operating activities:

Continuing operations:
Income from continuing operations	$1,697	$1,894
Adjustments to reconcile income to net cash provided by (used in) operating activities from continuing operations
Interest accretion on residual interests	(204)	-
Net (decrease) increase in accrued interest on debt	27	(5)
Gain on satisfaction of mortgage loans	-	(999)
Depreciation	176	140
Provision for loan losses	225	(187)
Amortization of unearned interest on loan receivables	(839)	(668)
Net decrease in deferred tax asset	152	335
Net decrease (increase) in other assets	383	(985)
Net decrease in accounts payable, security deposits and accrued liabilities	(379)	62
Net increase in deferred income	178	213
Net cash provided by (used in) continuing operations	1,416	(200)

Discontinued operations:
Loss from discontinued operations	(102)	(48)
Gain on sale of discontinued asset	(47)	-
Net decrease (increase) in assets and liabilities of discontinued operations	28	(441)
Cash used in discontinued operations	(121)	(489)

Net cash provided by (used in) operating activities	1,295	(689)

(continued)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(continued)

	Nine Months Ended
	September 30,

	2009	2008

Cash flows from investing activities:

Collections on loans receivable	$1,402	$3,675
Principal collections on retained interests	1,618	518
Real estate acquisitions and capital improvements	(6)	(166)
Net proceeds from the sale of discontinued assets	914	-

Net cash provided by investing activities	3,928	4,027

Cash flows from financing activities:

Proceeds from new borrowings	6,450	4,050
Principal payments on debt	(6,209)	(4,062)
Payments of prepaid financing costs	(68)	-
Repurchase of common stock	-	(62)
Payments on underlying mortgages payable	(707)	(1,483)
Payments on notes payable - residual interest	(3,478)	(2,222)
Payments related to debt redemptions	(5)	-

Net cash used in financing activities	(4,017)	(3,779)

Net increase (decrease) in cash	1,206	(441)
Cash, beginning of period	496	1,028

Cash, end of period	$1,702	$587

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$2,878	$3,157

Cash paid for income taxes	$26	$166

Supplemental disclosure of non-cash investing and financing activities:
Residual interests in securitized portfolios - increase / (decrease)	$1,068	$(565)
Notes payable - residual interests - increase / (decrease)	$1,068	$(565)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands unless otherwise noted
(except share and per share amounts)

1.	Basis of Presentation

In the opinion of DVL, Inc. (“DVL” or the “Company”), the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company’s operations for the nine months ended September 30, 2009 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL’s Annual Report on Form 10-K for the year ended December 31, 2008.  Subsequent events have been evaluated through November 17, 2009, the date the financial statements were issued (see note 16).

2.	Reclassifications

Certain amounts from 2008 have been reclassified to conform to the 2009 presentation.  During the quarter ended September 30, 2009 the Company reclassified, in all periods presented, certain assets in the consolidated balance sheets out of discontinued operations and into real estate and other assets as they no longer met the criteria for discontinued operations.  Additionally, the amounts in the consolidated statements of operations and cash flows have been reclassified for all periods presented.

3.	Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, Subsequent Events which is codified in FASB Accounting Standards Codification (“ASC” or “Codification”) 855, Subsequent Events (“ASC 855”).  ASC 855 provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 does not significantly change the Company’s practice for evaluating such events. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009 and requires disclosure of the date subsequent events are evaluated through. The Company adopted ASC 855 during the quarter ended June 30, 2009. The adoption of ASC 855 did not have any impact on the Company’s results of operations and financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The amendments will significantly affect the overall consolidation under FASB ASC 810, Consolidation (“ASC 810”), and clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162  (SFAS No. 168), which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes two levels of guidance — authoritative and nonauthoritative. According to the FASB, all “non-grandfathered, non-SEC accounting literature” that is not included in the Codification would be considered nonauthoritative. The FASB has indicated that the Codification does not change current GAAP. Instead, the changes aim to (1) reduce the time and effort it takes for users to research accounting questions and (2) improve the usability of current accounting standards. ASC 105 is effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the requirements of ASC 105 beginning with the quarter ended September 30, 2009.

4.	Residual Interests in Securitized Portfolios

In accordance with the purchase agreements entered into with respect to the residual interests from the acquisition dates through September 30, 2009, the residual interest in securitized portfolios and the notes payable were increased by a total of approximately $7,648 as a result of purchase price adjustments. Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes (increases) in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

The Company’s wholly owned subsidiary, S2 Holdings, Inc. (“S2”), owns 99.9% Class B member interests in Receivables II-A, LLC, a limited liability company (“Receivables II-A”) and Receivables II-B, LLC, a limited liability company (“Receivables II-B”) which own five securitized receivable pools. Receivables II A, and Receivables II B, are consolidated into S2 for financial statement reporting purposes.

The Company considered Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities,” which is codified in FASB ASC 810, when consolidating S2’s ownership of its member interests. The Company determined that S2’s member interests do not meet the definition of variable interest entities.

5.	Real Estate

The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants (the “Owned Site”). The Owned Site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the “Property”). The Company continues to lease such Property to multiple tenants until such time as it can redevelop the Property as described below.

In connection with the redevelopment of the Property, on December 11, 2007, DVL, and its wholly owned subsidiary, DVL Kearny Holdings, LLC (“DVL Holdings”), entered into a Redeveloper Agreement (the “Redeveloper Agreement”) with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the “Town of Kearny”). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the “Redeveloper”) as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

The term of the Redeveloper Agreement along with the Redeveloper’s rights thereunder, originally set to expire on December 31, 2009, was extended to May 1, 2011. If the Redeveloper is in default of any terms or conditions of the Redeveloper Agreement and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Town of Kearny is afforded a number of rights including the right to terminate the Redeveloper Agreement.

The Company has capitalized costs exclusive of land and building, of $1,116 and $856 at September 30, 2009 and at December 31, 2008, respectively related to the development of the project.

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

During 2008, the Company, through direct ownership or through its investment in various limited partnerships, foreclosed on five affiliated limited partnerships for nonpayment of amounts due on mortgage loans and took title to the five vacant Wal-Mart stores. At the time of the foreclosure, the five mortgages had a combined carrying value of $1,776. As of September 30, 2009, three of the properties have been sold which represented $997 of the carrying value and are included in discontinued operations.

The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

As of September 30, 2009, the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company’s ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company’s financial condition. The Company currently accounts for the property as a component of real estate in its consolidated financial statements at a carrying value of $762 after recording a provision for losses of $350.

6.	Other Assets

In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota New Jersey leasehold, (the “owners”) pursuant to which the leasehold was cancelled in consideration of the owners agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns an 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of September 30, 2009, the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $703 as of September 30, 2009 not including the $50 fee or any amounts to be received as a limited partner. Activity related to this receivable is included in other assets. DVL sued the prior tenants of the Property for environmental contamination and has received $400 toward the cleanup costs for the Property.

7.	Discontinued Operations

As of September 30, 2009 and 2008, the activities of three of the five affiliated limited partnership properties described in Footnote 5 have been included in discontinued operations. These three properties were sold for net proceeds of $1,134 which resulted in a gain from the sale of discontinued operations of approximately $137.

8.	Debt

On April 24, 2009, the Company entered into a loan agreement with an unaffiliated third party bank, evidenced by a term note for $2,200. The principal amount bears interest at an annual rate of Libor plus 4% and self amortizes with a portion of the principal payable monthly through February 1, 2014.  The repayment of the obligations under the term note and the loan documents is secured by certain collateral assignments from DVL Holdings to the lender with respect to mortgage notes and mortgages held by DVL Holdings with respect to mortgage financings provided to affiliated limited partnerships.  Additionally, the Company guaranteed the obligations of DVL Holdings under such loan documents. The majority of the loan proceeds were used to paydown the existing loan.

On January 21, 2009, DVL Holdings entered into a loan agreement, evidenced by a note, with an unaffiliated third party bank in an aggregate amount of up to $6,450 pursuant to a first note in the amount of $4,250 and a second note in the amount of $2,200. DVL Holdings borrowed $4,240 pursuant to the first note and such funds were used to repay outstanding borrowings. Borrowings under the second note will be advanced by the lender in the future upon the satisfaction of certain conditions specified in such note and such funds will be used in accordance with the terms of the agreement and second note.

9.	Transactions with Affiliates

Management Fee Income Earned

The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC (“NPO”) which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. The fee income from the management service contract is as follows:

Fee Income For The Three Months Ended 09/30/09	Fee Income For The Three Months Ended 09/30/08	Fee Income For The Nine Months Ended 09/30/09	Fee Income For The Nine Months Ended 09/30/08

$ 13	$ 15	$ 43	$ 52

Management and Other Fees and Expenses Incurred

A.           The Company incurred fees to NPO of $586 and $579 for the nine months September 30, 2009 and 2008, respectively, under an Asset Servicing Agreement (the “Asset Servicing Agreement”) between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its affiliated limited partnerships. During 2009 and 2008 the Company provided office space required under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company’s New York location.

B.           Millennium Financial Services, an affiliate of NPO, received fees from the Company representing compensation for collection services and reimbursement for other services provided to the Company as follows:

Fees Recorded For The Three Months Ended 09/30/09	Fees Recorded For The Three Months Ended 09/30/08	Fees Recorded For The Nine Months Ended 09/30/09	Fees Recorded For The Nine Months Ended 09/30/08

$ 27	$ 27	$ 81	$ 81

C.           Interest expense on amounts due to affiliates was as follows:

	Three Months Ended 09/30/09	Three Months Ended 09/30/08	Nine Months Ended 09/30/09	Nine Months Ended 09/30/08

Pemmil Funding	$ 42	$ 45	$ 128	$ 142

10.	Contingent Liabilities

Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL’s receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and in the years 2004 through 2012 a contribution of 5% of DVL’s net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments.  The adjustments to DVL’s net income were significant enough that no amounts were accrued for the nine months ended September 30, 2009 and 2008.

11.	Stockholder’s Equity

In July 2008, the Company purchased 522,500 shares of its common stock, par value $0.01 per share, for a total purchase price of $63 or $0.12 per share, in a privately negotiated transaction with an unaffiliated seller.

12.	Cash Flow Hedges

The Company uses derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (the “Statement”), as amended by SFAS No. 138 and SFAS No. 149, which is codified in FASB ASC 815, Derivatives and Hedging (“ASC 815”), the Company established accounting and reporting standards for derivative instruments. Specifically, ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in the fair value of those instruments designated as cash flow hedges are recorded in other comprehensive income, to the extent the hedge is effective, and in the results of operations, to the extent the hedge is ineffective or no longer qualifies as a hedge.  The interest rate swap agreements are generally accounted for on a held to maturity basis and in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item.

During September 2008, the Company entered into an interest rate swap agreement related to one of its loans. Valued separately, the interest rate swap agreement represents a liability as of September 30, 2009 and December 31, 2008, in the amount of $180 and $231 respectively. During April 2009, the Company entered into an interest rate swap agreement related to another of their loans. Valued separately, the interest rate swap agreement represents a liability as of September 30, 2009, in the amount of $22. This value represents the fair value of the current difference in interest paid and received under the swap agreement over the remaining term of the agreement. Because the swaps are considered to be a cash flow hedge and they are effective, the value of the swaps are recorded in the Consolidated Statements of Stockholders’ Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss. Changes in the swaps fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

The following table summarizes the notional values of the Company’s derivative financial instruments. The notional value provides an indication of the extent of the Company’s involvement in these instruments on September 30, 2009, but does not represent exposure to credit, interest rate or market risks. The fair values of the interest rate swap agreements are based on significant other observable inputs and therefore, are level 2 in the fair value hierarchy under FASB ASC 820.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,723	5.94%	July 1, 2011	$ (180)

Interest rate swap agreement	$ 2,046	6.09%	February 1, 2014	$ (22)

13.	Earnings per share

The following table presents the computation of basic and diluted per share data for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,

	2009			2008

		Weighted Average			Weighted Average
		Number of	Per Share		Number of	Per Share
	Amount	Shares	Amount	Amount	Shares	Amount

Basic EPS,
Net income available to common stockholders	$556	44,770,345	$0.01	$305	45,051,691	$0.01

Effect of dilutive stock options	-	13,725		-	161,653

Diluted EPS,
Net income available to common stockholders	$556	44,784,070	$0.01	$305	45,213,344	$0.01

	Nine Months Ended September 30,

	2009			2008

		Weighted Average			Weighted Average
		Number of	Per Share		Number of	Per Share
	Amount	Shares	Amount	Amount	Shares	Amount

Basic EPS,
Net income available to common stockholders	$1,595	44,770,345	$0.04	$1,846	45,129,819	$0.04

Effect of dilutive stock options	-	23,143		-	125,036

Diluted EPS,
Net income available to common stockholders	$1,595	44,793,488	$0.04	$1,846	45,254,855	$0.04

14.	Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income (loss) of 104 and $(171) in 2009 and 2008 respectively, include $152 and $335 of deferred income tax expense in 2009 and 2008, respectively.

	Nine Months Ended
	September 30,

	2009	2008

Revenues
Residual interests	$4,684	$4,466
Real estate	2,324	3,398
Corporate / other	76	57

Total consolidated revenues	$7,084	$7,921

Net income (loss)
Residual interests	$2,643	$2,282
Real estate	(1,050)	(217)
Corporate / other	104	(171)

Total income from continuing operations	$1,697	$1,894

	As of	As of
	September 30, 2009	December 31, 2008

Assets
Residual interests	$45,443	$45,789
Real estate	26,057	27,019
Corporate / other	2,105	2,257

Total consolidated assets	$73,605	$75,065

15.	Discontinued Operations

The Company classifies certain real estate holdings as held for sale. The Company’s properties located in Fairbury, Nebraska, Checotah, Oklahoma and Alma, Arkansas are included in assets of discontinued operations. The operation of such assets for all periods presented have been recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” which is codified in FASB ASC 360.

Discontinued operations for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended September 30,

	2009	2008

Income	$-	$178
Expenses	149	226

Loss from discontinued operations before gain on sale	(149)	(48)

Gain on sale	47	-

Loss from discontinued operations	$(102)	$(48)

Assets and liabilities of discontinued operations at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30,	December 31,
	2009	2008

Assets of discontinued operations	$-	$895

16.	Subsequent Events

During October 2009, the Company successfully negotiated an extension of the $1,358 loan with an unaffiliated bank.  The new maturity date is June 5, 2012.

On November 1, 2009, the Company foreclosed on the Iowa Park property.

On November 2, 2009, the Company entered into an agreement (the “Agreement”) with Real Estate Systems Implementation Group, LLC (“RESIG”), an affiliate of Imowitz Koenig & Co., LLP, the Company’s former independent registered public accountants, pursuant to which RESIG will provide substantially all of the Company’s internal accounting, financial statement preparation and bookkeeping functions on an outsourced consulting basis. A requirement of the Agreement was the appointment of Neil H. Koenig as Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer of the Company.

On November 6, 2009, the Company sold the Port Isabel, Texas property for net proceeds of $874 which resulted in a net loss of approximately $68 in the fourth quarter of 2009.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation (“DVL” or the “Company”) and its management team. DVL’s stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying financial statement notes appearing elsewhere herein and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

None of the recently adopted accounting standards had a material effect on the Company’s consolidated financial statements.

The Company currently owns eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants (the “Owned Site”). This site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey (the “Property”). To date, the Company has not commenced construction with respect to the redevelopment of the Property and given the current economic environment there can be no assurance that the Company will commence construction in the near future or at all. In addition, there can be no assurance that the Company will be able to obtain the necessary financing to commence or complete redevelopment. The Company continues to lease such property to multiple tenants and currently receives a positive cash flow from the property and believes it will continue to receive such positive cash flow until such time as it can redevelop the Property as described below.

In connection with the redevelopment of the Property (as defined above), on December 11, 2007, DVL, and its wholly owned subsidiary, DVL Kearny Holdings, LLC (“DVL Holdings”), entered into a Redeveloper Agreement (the “Redeveloper Agreement”) with the Town of Kearny, a body corporate and politic of the state of New Jersey, County of Hudson (the “Town of Kearny”). Pursuant to the Redeveloper Agreement, the Town of Kearny has agreed to designate DVL and DVL Holdings (collectively, the “Redeveloper”) as the redeveloper of the Property, a substantial portion of which is currently owned by the Redeveloper. Pursuant to the Redeveloper Agreement, the Redeveloper is obligated to redevelop the Property, at its expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.

The term of the Redeveloper Agreement along with the Redeveloper’s rights thereunder, originally set to expire on December 31, 2009, was extended to May 1, 2011. If the Redeveloper is in default of any terms or conditions of the Redeveloper Agreement  and does not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Town of Kearny is afforded a number of rights including the right to terminate the Redeveloper Agreement.

The Company has capitalized costs exclusive of land and building, of $1,116 and $856 as of September 30, 2009 and December 31, 2008, respectively, related to the development of this project.

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

During 2008, the Company, through direct ownership or through its investment in various limited partnerships, foreclosed on five affiliated limited partnerships for nonpayment of amounts due on mortgage loans and took title to the five vacant Wal-Mart Stores. At the time of foreclosure, the five mortgages had a combined carrying value of $1,776. As of September 30, 2009, three of the properties have been sold which represented $997 of the carrying value and are included in discontinued operations.

In October 2004, DVL entered into an Agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota, New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay to DVL certain out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition DVL owns an 8.25% limited partner interest in each of these partnerships. DVL will also receive a percentage of the net sales proceeds. As of September 30, 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to DVL are approximately $703 as of September 30, 2009 not including the $50 fee or any amounts to be received as a limited partner. Activity related to the real estate lease interest is included in other assets. DVL has sued the prior tenants of the property for environmental contamination and has received $400 towards the cleanup costs for the property.

The Company owns a vacant 31,000 square foot former Grand Union Supermarket and approximately six acres of land underlying the building located in Fort Edward, NY. The entire property, which was acquired through foreclosure on a mortgage, was recorded at $416, which was the net carrying value of the mortgage at the date of foreclosure and was less than the fair value at that date.

As of September 30, 2009, the Company has capitalized approximately $1,000 of environmental remediation costs in connection with the cleaning of the site. The Company anticipates that it will eventually recover a substantial portion of the capitalized remediation costs on the property through the net proceeds received from any potential future sale and reimbursement from certain companies that it believes dumped chemicals on the site. Litigation on this issue is proceeding through the judicial system. However, the Company’s ability to recover such costs depends on many factors, including the outcome of litigation and there can be no assurance that the Company will recover all of the costs of such remediation within the foreseeable future or at all. Such inability to recover all of such remediation costs could have an adverse effect on the Company’s financial condition. The Company currently accounts for the property as a component of real estate in its consolidated financial statements at a carrying value of $762 after recording a provision for losses of $350.

Discontinued Operations

As of September 30, 2009 and 2008, the activities of three of the five affiliated limited partnership properties described above have been included in discontinued operations. These three properties were sold for net proceeds of $1,134 which resulted in a gain from the sale of discontinued operations of approximately $137.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

DVL had income from continuing operations of $716 and $433 for the three months ended September 30, 2009 and 2008, respectively.

Interest income on mortgage loans increased to $557 as a result of accretion on certain mortgage loans. Interest expense on underlying mortgages decreased to $57 reflecting the application of a greater portion of each monthly payment to the outstanding principal balances, payoff of loan balances and anticipated loan maturities.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Interest income on mortgage loans	$ 557	$ 353
Interest expense on underlying mortgages	$ 57	$ 80

Partnership management fees decreased as a result of a decrease in the number of partnerships being managed.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Partnership management fees	$ 59	$ 65

Management fees decreased as a result of the loss of a property managed by an affiliate of the Company.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Management fees	$ 13	$ 15

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Transaction and other fees from partnerships	$ 1	$ 0

Distributions from partnerships decreased in 2009 compared to 2008 as a result of distributions on sold partnerships being received in 2008.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Distributions from partnerships	$ 27	$ 176

Interest income on residual interests increased as a result of accretion and purchase price adjustments pursuant to the purchase agreements entered into by the Company’s wholly owned subsidiary, S2 Holdings, Inc. (“S2”), that owns a 99.9% Class B member interests in Receivables II-A, LLC, a limited liability company (“Receivables II-A”) and Receivables II-B, LLC, a limited liability company (“Receivables II-B”).  Interest expense on the related notes payable decreased as a result of principal amortization.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Interest income on residual interests	$ 1,601	$ 1,502
Interest expense on related notes payable	$ 669	$ 705

Net rental income and gross rental income were consistent for the three-month periods.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Net rental income from others	$ 163	$ 157
Gross rental income from others	$ 316	$ 312

General and administrative expenses decreased in 2009 from 2008 primarily as a result of decreased employee costs and insurance costs.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
General and administrative	$ 364	$ 392

The asset servicing fee paid to NPO Management, LLC pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index. As a result of a decrease in the consumer price index, there was no increase in the fee.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Asset servicing fee	$ 195	$ 196

Legal and professional fees were similar for the three-month periods.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Legal and professional fees	$ 115	$ 119

The Company recorded a provision for loan losses on its mortgage portfolio of $100 during the three months ended September 30, 2009.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Provision for loan losses	$ 100	$ 50

Interest expense to affiliates decreased in 2009 compared to 2008 as a result of a decreased amount of debt owed to affiliates.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Interest expense – affiliates	$ 42	$ 45

Interest expense relating to other debts decreased as a result of lower interest rates on new borrowings and lower outstanding balances on existing borrowings.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Interest expense – others	$ 214	$ 267

The Company accrued expenses of $0 and $32 for alternative minimum taxes during each of the three months ended September 30, 2009 and 2008. The Company recognized $152 of deferred income tax expense during the three months ended September 30, 2009 and $157 of deferred tax expense during the three months ended September 30, 2008, as a result of changes in deferred tax assets. The Company also recorded current refunds receivable of $108 for the three months ended September 30, 2009.  This resulted in income tax expense as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Income tax expense	$ 44	$ 189

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

Income	$-	$61
Expenses	43	-
(Loss) income from discontinued operations before loss on sale	(43)	61
Loss on sale	(73)	-
(Loss) income from discontinued operations	$(116)	$61

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

DVL had income from continuing operations of $1,697 and $1,894 for the nine months ended September 30, 2009 and 2008, respectively.

Interest income on mortgage loans increased to $1,686 as a result of accretion on certain mortgage loans. Interest expense on underlying mortgages decreased to $182 reflecting the application of a greater portion of each monthly payment to the outstanding principal, payoff of loan balances and anticipated loan maturities.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest income on mortgage loans	$ 1,686	$1,478
Interest expense on underlying mortgages	$ 182	$ 267

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying value.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Gain on satisfaction of mortgage loans	$ -	$ 999

Partnership management fees decreased as a result of a decrease in the number of partnerships being managed.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Partnership management fees	$ 168	$ 189

Management fees decreased as a result of the loss of a property managed by an affiliate of the Company.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Management fees	$ 43	$ 52

Transaction and other fees were earned by the Company in connection with sales of partnership properties. The amount of fees vary depending on the size and number of transactions.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Transaction and other fees from partnerships	$ 27	$ 88

Distributions from partnerships decreased in 2009 compared to 2008 as a result of distributions on sold partnerships being received in 2008.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Distributions from partnerships	$ 133	$ 230

Interest income on residual interests increased as a result of accretion and purchase price adjustments pursuant to the purchase agreements entered into by the Company’s wholly owned subsidiary, S2, that owns a 99.9% Class B member interests in Receivables II-A and Receivables II-B, LLC.  Interest expense on the related notes payable decreased as a result of principal amortization.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest income on residual interests	$ 4,684	$ 4,466
Interest expense on related notes payable	$ 2,034	$ 2,177

Net rental income decreased primarily as a result of decreased gross rental income resulting from decreased occupancy in anticipation of the Kearny redevelopment project. Operating expenses for vacant Wal-Mart stores that the Company took title to in 2008 are included for the nine months ended September 30, 2009. There were no similar expenses for the same period in 2008.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Net rental income from others	$ 267	$ 362
Gross rental income from others	$ 878	$ 906

General and administrative expenses decreased in 2009 from 2008 primarily as a result of decreased employee costs.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
General and administrative	$1,111	$ 1,154

The asset servicing fee paid to NPO Management, LLC increased pursuant to the terms of the Asset Servicing Agreement which calls for an adjustment to reflect changes in the consumer price index.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Asset servicing fee	$ 586	$ 579

Legal and professional fees remained relatively constant from period to period.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Legal and professional fees	$ 274	$ 291

The Company recorded a provision for loan losses on its mortgage portfolio of $225 during the nine months ended September 30, 2009.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Provision for loan losses	$ 225	$ 150

Interest expense to affiliates decreased in 2009 compared to 2008 as a result of a decreased amount of debt owed to affiliates.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest expense – affiliates	$ 128	$ 142

Interest expense relating to other debts decreased as a result of lower interest rates on new borrowings.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest expense – others	$ 770	$ 835

The Company accrued expenses of $33 and $97 for alternative minimum taxes during the nine months ended September 30, 2009 and 2008, respectively. The Company recognized $152 of deferred income tax expense during the nine months ended September 30, 2009 and $335 of deferred tax expense during the nine months ended September 30, 2008, as a result of changes in deferred tax assets. The Company also recorded current refunds receivable of $108 for the nine months ended September 30, 2009.  This resulted in income tax expense as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Income tax expense	$ 77	$ 432

Discontinued operations consist of the operations of business segments the Company considers as held for sale or has disposed of.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Income	$-	$178
Expenses	149	226
Loss from discontinued operations before gain on sale	(149)	(48)
Gain on sale	47	-
Loss from discontinued operations	$(102)	$(48)

Liquidity and Capital Resources

The Company’s cash flow from operations is generated principally from rental income from its ownership of real estate, distributions in connection with residual interests in securitized portfolios, interest on its mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

The Company’s cash balance was $1,702 at September 30, 2009, compared to $496 at December 31, 2008. The Company places cash and cash equivalents with high credit quality institutions to minimize credit risk exposure.  As of, and for the period ended September 30, 2009, the Company had bank balances in excess of federally insured amounts. The Company has not experienced any losses on its demand deposits, commercial papers or money market investments.

The Company believes that its anticipated cash flow provided by operations and other sources is sufficient to meet its current operating cash requirements for the next twelve months. The Company has in the past and expects in the future to continue to augment its cash flow from operations with additional cash generated from either the sale or refinancing of its assets and/or borrowings.

The cash flow from the Company’s member interests in Receivables II-A and Receivables II-B should continue to provide liquidity to the Company beyond twelve months. The purchase agreements with respect to the acquisition of such member interests contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

Years	Minimum	Maximum

2009	$ 743	$ 880
2010 to final payment on the notes*	$ 1,050	$ 1,150

* Final payment on the notes payable expected in 2014 related to the Receivables II-A transaction and 2018 for the Receivables II-B transaction.

The Company believes it will continue to receive significant cash flow after final payment of the notes payable.

Outstanding Financings

Outstanding loans payable as of September 30, 2009 which are scheduled to become due through 2014 are as follows:

Purpose	Creditor	Original Loan Amount	Outstanding Balance Including Accrued Interest at September 30, 2009	Due Date

Repurchase of Notes Issued by the Company	Pemmil (1)	$ 2,500	$ 1,380	12/31/09

Purchase of Mortgages	Unaffiliated Bank (2)	$ 2,200	$ 2,056	02/01/14

Refinancing of Repurchase of Notes Issued by the Company	Unaffiliated Bank (3)	$ 1,500	$ 1,358	06/05/12

Construction Financing	Unaffiliated Bank (4)	$ 4,250	$ 4,272	01/21/11

General Corporate Purposes	Unaffiliated Bank (5)	$ 250	$ 182	02/01/13

Refinancing of Notes Issued by the Company to Acquire Property	Unaffiliated Bank (6)	$ 3,800	$ 3,742	07/01/11

(1)
Pemmil Funding, LLC (“Pemmil”) previously made a loan to the Company in the original principal amount of $2,500 pursuant to the terms of that certain Loan and Security Agreement, dated December 27, 2005 (the “Pemmil Loan Agreement”) between Pemmil and the Company evidenced by the Original Term Note (which has subsequently been amended and restated pursuant to the Amendment No.1). The Pemmil Loan Agreement provided that the principal and unpaid interest were originally due on December 27, 2008 and provided for interest at a rate of 12% per annum, compounded monthly. Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal. The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions (as defined in the Pemmil Loan Agreement) that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company. Pemmil may, in its sole discretion, accelerate the Loan after the occurrence and during the continuance of an event of default (as defined in the Pemmil Loan Agreement). The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company’s equity interest in S2. The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. During the nine months ended September 30, 2009, the Company paid $275 of interest previously accrued to Pemmil. On November 10, 2008 the Pemmil Loan Agreement was amended to extend the due date for the payment of the principal and unpaid interest to December 31, 2009. The Company is currently in discussions to extend the due date. The inability of the Company to refinance or extend such loan on or prior to its maturity date would have a material adverse effect on the Company’s financial condition.

(2)
On April 24, 2009 the Company entered into a loan agreement, evidenced by a term note for $2,200. The principal amount bears interest at an annual rate of Libor plus 4% and self amortizes with a portion of the principal payable monthly through February 1, 2014. The repayment of the obligations under the term note and the loan documents is secured by certain collateral assignments from DVL Holdings to the lender with respect to mortgage notes and mortgages held by DVL Holdings with respect to mortgage financings provided to affiliated limited partnerships. Additionally, the Company guaranteed the obligations of DVL Holdings under such loan documents. The majority of the loan proceeds were used to paydown the existing loan.

(3)
Interest rate is fixed at 7.75% per annum payable monthly. Monthly payments are interest only. An annual principal payment of $50 is required. During November 2009, the Company negotiated an extension of the maturity of the loan until June 5, 2012.

(4)
On January 21, 2009, DVL Holdings entered into a loan agreement, evidenced by a note, with an unaffiliated third party bank in an aggregate amount of up to $6,450 pursuant to the first note in the amount of $4,250 and the second note in the amount of $2,200. DVL Holdings borrowed $4,250 and such funds were used to repay outstanding borrowings. Borrowings under the second note will be advanced by the lender in the future upon the satisfaction of certain conditions specified in such note and such funds will be used in accordance with the terms of the agreement and second note.

(5)
On January 30, 2008, the Company entered into a loan agreement with an unaffiliated third party bank for $250. The loan bears interest at a rate of 7.5% per annum. Principal and interest payments of $5 are due monthly through the scheduled maturity date of February 1, 2013.

(6)
On June 6, 2008, Delbrook Holding LLC (“Delbrook”), a Delaware limited liability Company and 100% owned subsidiary of DVL borrowed an aggregate of $3,800 pursuant to a Mortgage Note (the “Mortgage Note”) with an unaffiliated third party bank in the principal amount of $3,800. The Mortgage Note is secured by a mortgage on certain of the Company’s property located in Kearny, New Jersey and by an assignment of leases on such property. The principal amount outstanding under the Note, bears interest, which is payable monthly, at an annual rate equal to the one month LIBOR plus 2.1%.

The Company uses derivatives to manage risks related to interest rate movements. Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (the “Statement”), as amended by SFAS No. 138 and SFAS No. 149, which is codified in FASB ASC 815, Derivatives and Hedging (“ASC 815”), the Company established accounting and reporting standards for derivative instruments. Specifically, ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in the fair value of those instruments designated as cash flow hedges are recorded in other comprehensive income, to the extent the hedge is effective, and in the results of operations, to the extent the hedge is ineffective or no longer qualifies as a hedge.  The interest rate swap agreements are generally accounted for on a held to maturity basis and in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item.

During September 2008, the Company entered into an interest rate swap agreement related to one of their loans. Valued separately, the interest rate swap agreement represents a liability as of September 30, 2009 and December 31, 2008, in the amount of $180 and $231, respectively. During April 2009, the Company entered into an interest rate swap agreement related to another of their loans. Valued separately, the interest rate swap agreement represents a liability as of September 30, 2009, in the amount of $22. This value represents the fair value of the current difference in interest paid and received under the swap agreement over the remaining term of the agreement. Because the swaps are considered to be a cash flow hedge and they are effective, the value of the swaps are recorded in the Consolidated Statements of Stockholders’ Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss. Changes in the swaps fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreement as a component of interest expense.

The following table summarizes the notional values of the Company’s derivative financial instruments. The notional value provides an indication of the extent of the Company’s involvement in these instruments on September 30, 2009, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,740	5.94%	July 1, 2011	$ (180)

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

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 2,161	6.09%	February 1, 2014	$ (22)

The outstanding principal of the Mortgage Note is payable in monthly installments of $39 beginning on June 1, 2009 and continuing on the first day of each month thereafter. The final monthly installment of the Mortgage Note is due and payable at maturity on February 1, 2014 or before, at the option of the Bank upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES

The Company’s portfolio of mortgage loans made to affiliated limited partnerships consists primarily of loans made at fixed rates of interest. Therefore, increases or decreases in market interest rates are generally not expected to have an effect on the Company’s earnings. Other than as a factor in determining market interest rates, inflation has not had a significant effect on the Company’s net income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act, is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, the Company is required to carry out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out with the participation of the Company’s principal executive officer and principal financial officer. Based upon that evaluation, the Company’s principal executive officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009 because of the material weaknesses discussed below and which were previously discussed in our Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of September 30, 2009 because of a material weakness. The basis for this determination was that, as discussed below, we identified a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of September 30, 2009, the end of our fiscal quarter. Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, we had a shortage of support and resources in our accounting department, which resulted in insufficient; (i) documentation and communication of certain business transactions and (ii) application of technical accounting rules as of September 30, 2009. No misstatements occurred as a result of the material weakness.

As previously disclosed in an 8-K dated November 5, 2009, the Company engaged Real Estate Systems Implementation Group, LLC (“RESIG”), an affiliate of Imowitz Koenig & Co., LLP, the Company’s former independent registered public accountants, pursuant to which RESIG will provide substantially all of the Company’s material accounting, financial statement preparation and bookkeeping functions on an outsourced consulting basis.  We believe this arrangement will positively impact the effectiveness of our internal control over financial reporting in the future.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Report on Form 8-K:

a.	Index to Exhibits

Exhibit No.	Description of Document

10.1	Accounting Services Agreement between DVL, Inc. and Real Estate Systems Implementation Group, LLC dated November 2, 2009.

10.2	Amendment to Redeveloper Agreement between the Town of Kearny, New Jersey and DVL, Inc.

31.1	Principal Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Section 908 of Sarbanes-Oxley Act of 2002.
b.	Report on Form 8-K:

A Current Report on Form 8-K, dated November 5, 2009, reporting an Item 4 “Change in Registrant’s Certifying Accountant” and an Item 5 “Departure of Directors; Election of Directors; Appointment of Principal Officers” was filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVL, Inc.

By:	/s/ Neil Koenig
Neil Koenig, Executive Vice President and Chief Financial Officer

November 18, 2009