Form 10-K
period 2009-12-31
DVL INC /DE/
filed 2010-03-31
CIK 215639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $.01 par value	Name of Exchange on Which Registered None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting Common Equity of the Registrant held by non-affiliates as of June 30, 2009 was $2,176,968.

The number of shares outstanding of Common Stock of the Registrant as of March 26, 2010 was 44,770,345.

DOCUMENTS INCORPORATED BY REFERENCE
None

DVL, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR END DECEMBER 31, 2009

ITEMS IN FORM 10-K
_____________

PART I

This 2009 Annual Report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements include statements regarding the intent, belief or current expectations of the Registrant and its management team.  The Registrant’s stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements.  Such risks and uncertainties include, among other things, general economic conditions, the ability of the Registrant to obtain additional financing, the ability of the Registrant to successfully implement its business strategy and other risks and uncertainties that are discussed herein.

All dollar amounts presented herein are in thousands except share and per share amounts.

ITEM 1.	BUSINESS.

OVERVIEW

DVL, Inc., a Delaware corporation incorporated in 1977, is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which DVL serves as general partner, which we refer to as an Affiliated Limited Partnership, (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services.  All references to “DVL”, “we”, “us”, “our”, or the “Company” refer to DVL, Inc. and its consolidated subsidiaries.

Our current strategy is to maximize the value of our assets and meet our short-term working capital needs by continuing to manage, administer and service our existing loan portfolio and develop, lease and refinance or sell an 8.5 acre retail site located in Kearny, NJ which we have owned for many years and for which we have been designated as developer by the Town of Kearny to redevelop such property.  However, because of the current economic conditions, the development of the Kearny property has taken longer than originally projected.  In the current economic market there is no assurance that the project will be developed.  In addition, in order for us to undertake the redevelopment of such property, we will need to obtain construction financing, and, potentially additional loan or equity financing, and given, current economic conditions, there can be no assurance that any such financing will be obtained on acceptable terms or at all.

We derive the majority of our income from (i) the residual interests in securitized receivables portfolios, net of interest expense on the related notes payable, (ii) the wrap-around and first mortgages to Affiliated Limited Partnerships (as a result of the difference in the effective interest rates between the wrap-around mortgage and the underlying mortgage), (iii) percentage rents received from various tenants of the Affiliated Limited Partnerships, (iv) rentals received as a result of our real estate holdings, (v) fees received as general partner of the Affiliated Limited Partnerships (including disposition and management fees), (vi) distributions received as a limited partner in the Affiliated Limited Partnerships, and (vii) fees from management contracts.

Pursuant to the terms of the 1993 settlement of a class action between us and the limited partners of Affiliated Limited Partnerships, a fund has been established into which we are required to deposit (i) 20% of the cash flow received on certain of our mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, (ii) 50% of our receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and (iii) a contribution of 5% of our net income (based on accounting principles generally accepted in the United States of America) subject to certain adjustments in the years 2001 through 2012.  For 2009, we have accrued $21 relating to 5% of our net income less certain adjustments.

Our principal executive offices are located at 70 East 55th Street, 7th Floor, New York, New York, 10022.  Our telephone number is (212) 350-9900.  We have not engaged in any business activity outside of the United States.

BUSINESS ACTIVITIES

Residual Interests in Securitized Portfolios

Through our wholly-owned subsidiary, S2 Holdings, Inc. which we refer to as S2, we own a 99.9% Class B membership interest in each of Receivables II-A LLC, which we refer to as Receivables II-A, and Receivables II-B LLC, which we refer to as Receivables II-B.  Receivables II-A and Receivables II-B receive all of the residual cash flow from five securitized receivable pools after payment to the securitized noteholders.  Pursuant to the terms of Receivables II-A and Receivables II-B’s operating agreements, we are allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B.

We acquired the Class B membership interests in exchange for the issuance of limited recourse promissory notes by S2.  The notes bear interest at a rate of 8% per annum and principal and interest are payable solely from monthly cash flow.  The notes mature from August 15, 2020 through December 31, 2021 and are secured by a pledge of S2’s interests in Receivables II-A, Receivables II-B and all proceeds and distributions related to such interests.  The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables.  We also issued a guaranty of payment of up to $3,443 of the purchase price.  The amount of the guaranty is regularly reduced by 10% of the principal paid.  The amount of the guaranty at December 31, 2009 was $1,506.

Loan Portfolio

Our mortgage loan portfolio historically consisted primarily of wrap-around mortgage loans made to Affiliated Limited Partnerships which were subject to non-recourse, underlying mortgages held by unrelated institutional lenders.  Under a wrap-around mortgage loan, the majority of the mortgage payments from the Affiliated Limited Partnerships are used to pay the required monthly principal and interest payments on the underlying mortgage which the wrap-around mortgage “wraps”.  We build equity in the wrap-around mortgage loans over time as the principal balance of the underlying mortgage loans are amortized.  In addition, pursuant to the terms of the wrap-around mortgage loans, we are entitled to receive as additional debt service a portion of the Affiliated Limited Partnerships’ percentage rent income, if any.

At December 31, 2009, our mortgage loan portfolio consisted of 7 wrap-around mortgage loans with a net carrying value of $4,384 and 11 first mortgage loans with a net carrying value of $6,058.  All of our mortgage loans are collateral for various debt. With respect to our remaining wrap-around mortgage loans, the satisfaction of these wrap-around mortgage loans is dependent on the ability of the underlying affiliated limited partnership entering into a lease extension with the current tenant, finding a new tenant or being able to sell the property for sufficient value.  If the affiliated limited partnership is unable to do so, it is likely that we will foreclose on such wrap-around mortgage loan.

The majority of the properties underlying our mortgage loan portfolio are net leased pursuant to leases which require the tenant to pay for all taxes, insurance and other property costs and which provide for lease payments sufficient to amortize the applicable underlying mortgage.  In certain leases, the property owner is required to maintain the roof and structure of the premises.  With respect to 10 of the loans in our mortgage loan portfolio with net carrying values of $6,170 as of December 31, 2009, the tenant of the underlying property is Wal-Mart Stores, Inc.  Accordingly, a bankruptcy of Wal-Mart would have a material negative impact on our ability to realize full value on these loans.

In addition to base rent, the leases to Wal-Mart require the tenant to pay additional rent, which we refer to as percentage rent, equal to a percentage of gross receipts from the tenant’s operation of a property above a specified amount.  In all cases where percentage rent is payable, a portion of the percentage rent is required to be paid to us as additional interest and/or additional debt service on our mortgage.

Real Estate Properties

Our real estate properties consist of (i) eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, NJ leased to various unrelated tenants, which we refer to as the Owned Site, (ii) an 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, NJ which is adjacent to the Owned Site, (iii) an interest in a property in Bogota, NJ and (iv) five properties which we acquired through foreclosure, including a property located in Iowa Park, Texas which was foreclosed on in November 2009.  During 2009, we sold three previously foreclosed upon properties for net proceeds of $1,788 for a loss of $9.

The Owned Site-Kearny Property

The Owned Site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey, which we refer to as the Kearny Property.  In connection with the redevelopment of the Kearny Property, on December 11, 2007, we entered into a Redeveloper Agreement with the Town of Kearny.  As redeveloper, the Town of Kearny designated us as the redeveloper of the Kearny Property.  Pursuant to the Redeveloper Agreement, we are obligated to redevelop the Kearny Property, at our expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.  The term of the Redeveloper Agreement along with our rights there under which were originally set to expire on December 31, 2009, was extended to May 1, 2011. If we are in default of any terms or conditions of the Redeveloper Agreement and do not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Town of Kearny is afforded a number of rights including the right to terminate the Redeveloper Agreement.

To date, we have not commenced construction with respect to the redevelopment of the Kearny Property and given the current economic environment there can be no assurance that we will commence construction in the near future.  In addition, there can be no assurance that we will be able to secure tenants or obtain the necessary financing to commence or complete redevelopment.

In order to undertake and complete the redevelopment of the Property, we will need to obtain construction financing and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such additional financing will be obtained on acceptable terms or at all. Additionally, given the current economic conditions, there can be no assurance that the redevelopment will occur within the time period required under the Redevelopment Agreement or at all.

The payment obligations and the completion of all work to be performed by the Redeveloper under the Redeveloper Agreement are jointly and severally guaranteed by Alan Casnoff, the President of the Company, and Lawrence J. Cohen, a stockholder and affiliate of the Company.  Messrs. Casnoff and Cohen are principals of P&A Associates and Pemmil Management, LLC (“Pemmil”), respectively, which have entered into a Developer Services Agreement with the Company with respect to the development of the Property.  The Company has agreed to indemnify Messrs. Cohen and Casnoff from any liability related to the Redeveloper Agreement.

The Bogota Property

In October 2004, we entered into an agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota, New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay certain of our out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition, we own an 8.25% limited partner interest in one of these partnerships.  As of December 31, 2009, the sale has not yet been consummated and the third party continues to lease space.  We brought an action against the prior tenants of the property for environmental contamination and have received $400 towards the cleanup costs for the property. The total expenses to be reimbursed to us are approximately $721 as of December 31, 2009 not including the $50 fee or any amounts to be received as a limited partner.

Foreclosed Properties

The following table identifies the properties we have acquired through foreclosure and which were held by us at December 31, 2009.

Location	Sq. Ft.	Acreage	Tenant

Brent, AL	34,875	5.34	Vacant
Fort Edward, NY	31,000	6.00	Vacant
Soddy Daisy, TN	56,127	5.91	Vacant
Kennedy, TX	44,752	5.52	Vacant
Iowa Park, TX	43,769	4.36	Vacant

We are currently marketing these properties for sale and / or lease.

Partnership Management

We serve as the general partner of the Affiliated Limited Partnerships.  In this capacity we are entitled to receive management, transaction and other fees as permitted by the terms of the applicable Affiliated Limited Partnerships’ partnership agreement.  In addition, we provide management, accounting, and administrative services to certain affiliated entities.

Employees

As of December 31, 2009, we had no employees.  Our affairs are administered by Compensation Solutions, Inc., which we refer to as CSI, pursuant to the terms of a “leasing” contract.  Pursuant to the leasing contract, CSI provides us with the necessary personnel, including certain executive officers, necessary to administer our affairs.  Accordingly, CSI provides such employees with their medical, unemployment, workmen’s compensation and disability insurance through group insurance plans maintained by CSI for the benefit of us and other clients of CSI.  Pursuant to the contract, the cost of such insurance as well as the payroll obligations for the leased employees is funded by us to CSI, and CSI is required to then apply such proceeds to cover the payroll and administrative costs to the employees.  Should CSI fail to meet its obligations under the contract, we would be required to either locate a substitute employee leasing firm or directly re-employ our personnel.  The contract is cancelable upon 30 days written notice by either party.

As of March 26, 2010, we had 10 employees leased through CSI, all of whom were employed on a full-time basis other than the President, who serves on a part-time basis.  We are not a party to any collective bargaining agreement and our personnel are not represented by any labor union.

On November 2, 2009, we entered into an agreement with Real Estate Systems Implementation Group, LLC, which we refer to as RESIG, an affiliate of Imowitz Koenig & Co., LLP, our former independent registered public accountants (“IKC”), pursuant to which RESIG will provide substantially all of our internal accounting, financial statement preparation and bookkeeping functions on an outsourced consulting basis.  A requirement of the agreement was the appointment of Neil H. Koenig as our Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer.  Mr. Koenig is a managing member of RESIG and a managing member of IKC.

Segments

We have two reportable segments; real estate and residual interests.  You can find information about our business segment information in “Item 8.  Financial Statements and Supplementary Data-Note 12.”

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Information relating to our owned properties is set forth above in Item 1, Business-Real Estate Properties.

We maintain corporate headquarters in New York City in a leased facility located at 70 E. 55th Street, New York, New York, which occupies approximately 5,600 square feet of office space.  Our lease is scheduled to expire on March 31, 2015.  Our base rent is $386 per annum, increasing to $409 beginning April 1, 2013.  We believe that our existing facilities are adequate to meet our current operating needs and that suitable additional space should be available to us on reasonable terms should we require additional space to accommodate future operations or expansion.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time we are a party in various lawsuits incidental to our business operations.  In our opinion, none of such litigation in which it is currently a part, if adversely determined, will have a material adverse effect on our financial condition or its operations.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by the FINRA under the symbol “DVLN.OB”.  The following table sets forth, for the calendar periods indicated, the high and low bid prices of the common stock as reported by the NASD.  Such prices are inter-dealer prices without retail mark-up, mark-down or commission, and do not represent actual transactions.

2009	High	Low

Fourth Quarter	$.13	$ .09
Third Quarter	.12	.07
Second Quarter	.10	.06
First Quarter	.12	.07

2008

Fourth Quarter	$ .18	$ .07
Third Quarter	.19	.16
Second Quarter	.19	.11
First Quarter	.17	.09

At March 26, 2010, there were 3,515 holders of record of our common stock.  We estimate the total number of beneficial owners to be approximately 5,200.

No dividends have been paid since October 1990.  At this time, we do not anticipate paying any dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

We are a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to Affiliated Limited Partnerships, (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services.

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least March 2011.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $1,217 for the year ended December 31, 2009.

Many of the mortgages currently held by us have or had underlying loans which are serviced by a substantial portion of the cash flow generated from the repayment of our mortgage portfolio.  As of December 31, 2009, a substantial number of loans underlying our wrap-around mortgages loans were fully paid.  During 2008 and 2009, we foreclosed on six of our mortgage loans due to the Affiliated Limited Partnerships for failure to pay amounts due on mortgage loans.  At the time of the foreclosure, the mortgages had a combined carrying value of $2,760.  During December, 2008, we sold one of these properties and received net proceeds of $220.  During 2009, we sold three of these properties and received net proceeds of $1,788.  The other two properties are being held for lease or sale and at December 31, 2009 remain vacant and unsold.  As a result, we are obligated for all costs at these properties including property taxes and insurance.  Considering the status of the property markets and the location of our properties there can be no assurance regarding future leasing or sale of the properties.

Our current strategy is to continue to maximize the value of our assets and meet our short term working capital needs by continuing to manage, administer and service our existing portfolio and develop, lease and refinance or sell an 8.5 acre retail site located in Kearny, NJ which we have owned for many years and for which we have been designated as developer by the Town of Kearny.   However, because of the current economic conditions, the development of the Kearny property will take longer than originally projected.  In the current economic market there is no assurance that the project will be successful or that the redevelopment can be completed.  In addition, in order for us to undertake the redevelopment of such property, we need to obtain construction financing, and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such financing will be obtained on acceptable terms.

We have been able to effectively limit our tax expense over the years through the utilization of our net operating loss carry-forwards, which we refer to as NOLs.  Our NOLs expire in various years through 2019 and we currently expect to utilize $530 of our NOLs during the applicable year of their expiration.  We benefit from the use of the NOLs by offsetting certain taxable income dollar for dollar by the amount of the NOLS, thereby eliminating substantially all of the U.S. federal corporate tax on such income up to the amount of the NOL.  If we generate profits in the future, we may be subject to limitations on the use of our NOLs pursuant to the United States Internal Revenue Code of 1986, as amended, which we refer to as the Code.   However, there can be no assurance that a significant amount of our existing NOLs will be available to us at such time as we desire to use them.

For the year ended December 31, 2009, we had approximately $530 of NOLs remaining.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008.

DVL had income from continuing operations from each of its business segments as follows:

	2009	2008

Residual interests segment	$3,635	$3,110
Real estate segment	(2,142)	(998)
Corporate / other	119	(472)
Income from continuing operations	$1,612	$1,640

Interest income on mortgage loans from affiliates increased to $2,241 as a result of accretion on certain mortgage loans.  Interest expense decreased as a result of anticipated loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

	2009	2008

Interest on mortgage loans	$2,241	$1,777
Interest expense on underlying mortgages	$234	$339

The gain on satisfaction of mortgage loans results when the net proceeds on the satisfaction of mortgage loans are greater than their carrying values.  There were no loans satisfied during 2009.

	2009	2008

Gain on satisfaction of mortgage loans	$0	$906

Distributions from partnerships decreased in 2009 from 2008 primarily as a result of final distributions from affiliated partnerships sale proceeds being received in 2008.

	2009	2008

Distributions from partnerships	$142	$275

Interest income on residual interest increased due to favorable changes in future cash flow which are recognized as interest over the remaining life of the retained interests. Interest expense on the related notes payable decreased as a result of principal amortization.

	2009	2008

Interest income on residual interests	$6,293	$5,994
Interest expense on related notes payable	$2,651	$2,877

Net rental income decreased primarily as a result of decreased gross rental income and the write-off of amounts due from tenants deemed to be uncollectible.  Gross rental income reflects decreased occupancy of the Kearny redevelopment project.

	2009	2008

Net rental income from others	$410	$498
Gross rental income from others	$1,259	$1,287

Distributions from investments decreased as a result of the liquidation of the investments that generated the distributions in 2008.

	2009	2008

Distributions from investments	$0	$66

General and administrative expenses were relatively constant in 2009 when compared to 2008.

	2009	2008

General and administrative	$1,598	$1,549

The asset servicing fee paid to NPO Management LLC (“NPO”), the entity which is engaged by us to provide us with management services, increased pursuant to the terms of the Asset Servicing Agreement, which calls for an adjustment to reflect changes in the consumer price index.

	2009	2008

Asset servicing fee	$782	$774

Legal and professional fees increased primarily as a result of increased professional services related to the Kearny development project, where the leases were not executed.

	2009	2008

Legal and professional	$580	$327

We recorded an additional provision for losses on our mortgage portfolio of $773 in 2009 and $150 in 2008 due to underlying changes in the value of the collateral.

	2009	2008

Provision for losses	$785	$150

Interest expense to affiliates decreased in 2009 compared to 2008 as a result of decreased amount of outstanding debt owed to affiliates.

	2009	2008

Interest expense to affiliates	$166	$188

Interest expense relating to other debts decreased in 2009 as a result of deferred financing costs being fully amortized.

	2009	2008

Interest expense – others	$987	$1,409

We expensed $0 and $73 for alternative minimum taxes during 2009 and 2008, respectively.  We recognized $189 and $486 of deferred income tax expense during 2009 and 2008, respectively.  We also recorded current refunds receivable of $108 during 2009.  The deferred tax impact in 2009 and 2008 resulted primarily from the deferred expense related to the changes in the components of deferred tax assets.

	2009	2008

Income tax expense	$81	$778

Discontinued operations consist of the operations of business segments we consider as held for sale or have disposed of.

	2009	2008

Loss from discontinued operations	$175	$110

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance was $1,067 at December 31, 2009, compared with $496 at December 31, 2008.

Our cash flow from operations is generated principally from rental income from our ownership of real estate, distributions in connection with our residual interests in securitized portfolios, interest on our mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least March 2011.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $1,217 for the year ended December 31, 2009.

With respect to our residual interests, pursuant to the terms of the purchase agreements, there are annual minimum and maximum levels of cash flow that we are entitled to retain, after the payment of interest and principal on the notes payable.  During 2009 these minimum and maximum amounts were $743 and $880, respectively, of which we received $780.  Effective January 1, 2010 through the final payment to the holder of the notes payable (expected to be 2014 and 2018 for Receivables II-A and Receivables II-B, respectively), the annual minimum and maximum increased to $1,050 and $1,150, respectively.  Accordingly, in order for our cash flow to increase significantly, our revenue from our other assets will need to grow without a corresponding increase in expenses.

We believe we will continue to receive significant cash flow from the residual interests after final payment of the notes payable.

Outstanding Financings

Outstanding loans payable as of December 31, 2009 which are scheduled to become due through 2014 are as follows:

Creditor	Original Loan Amount	Outstanding Balance Including Accrued Interest at December 31, 2009	Interest Rate	Annual Debt Service	Maturity	Amount due at Maturity

Pemmil (1)	$2,500	$1,129	12%	(1)	12/31/11	$1,129

Unaffiliated Bank (2)	$2,200	$1,940	LIBOR + 4%	(2)	02/01/14	$-0-

Unaffiliated Bank (3)	$1,500	$1,358	6.25%	(3)	06/05/12	$1,250

Unaffiliated Bank (4)	$6,450	$3,501	>of 6% or Prime +1%	(4)	01/21/11	$3,501

Unaffiliated Bank	$250	$170	7.5%	$60	02/01/13	$170

Unaffiliated Bank (5)	$3,800	$3,725	LIBOR + 2.1%	(5)	07/01/11	$3,725

(1)
Pemmil is an affiliated entity.  Loan requires payments only to the extent of 50% of the proceeds from capital transactions.  If proceeds are insufficient to satisfy monthly interest payments, interest is added to principal.  Loan is secured by a subordinated lien on our interest in S-2 Holdings Inc. and a first priority lien on two mortgages.

(2)
Loan is secured by first priority interest in four first mortgages and contains a restriction on pledging mortgages for additional debt.  Requires monthly payments of interest plus a fixed principal payment of $39.

(3)	Loan requires monthly payments of interest only as well as an annual principal payment of $50.

(4)
Initial advance under the loan was $4,250 with an additional $2,200 to be advanced upon the satisfaction of certain conditions, if at all.  Requires payments of interest only.  One year extension option subject to certain terms and conditions.

(5)	Secured by the Kearny Property. Requires annual debt service of approximately $292.

We use derivatives to manage risks related to interest rate movements on our floating rate debt.  Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value.  During September 2008, the Company entered into an interest rate swap agreement related to one of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of December 31, 2009 and 2008 , in the amount of $159 and $231, respectively.  During April 2009, the Company entered into a second interest rate swap agreement related to another of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of December 31, 2009 in the amount of $17.  This value represents the fair value of the current difference in interest paid and received under the swap agreements over the remaining term of the agreements.  Because the swaps are considered to be a cash flow hedge and they are effective, the value of the swap agreements are recorded in the Consolidated Statements of Shareholders’ Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss.  Changes in the swap agreements’ fair value are reported currently in other comprehensive loss.  Payments are recognized in current operating results as settlements occur under the agreements as a component of interest expense.  The following table summarizes the notional values of our derivative financial instruments.  The notional value provides an indication of the extent of our involvement in these instruments on December 31, 2009, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,706	5.94%	July 1, 2011	$ (159)

The outstanding principal of the Note is payable in monthly installments of $5 beginning on August 1, 2008 and continuing on the first day of each month thereafter.  Annual debt service is approximately $292.  The final monthly installment of the Note is due and payable at maturity on July 1, 2011 or before, at the option of the Bank upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 1,930	6.09%	February 1, 2014	$ (17)

The outstanding principal of the Note is payable in monthly installments of $39 beginning on June 1, 2009 and continuing on the first day of each month thereafter.  The final monthly installment of the Note is due and payable at maturity on February 1, 2014 or before, at the option of the Bank upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

Contractual Obligations

	Payments due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Debt Obligations:
Debt	$11,823	$672	$10,601	$550	$-
Interest on Debt	1,046	632	394	20	-
Notes Payable - Residual Interests	28,155	-	-	-	28,155
Underlying Mortgage Maturities	2,708	598	394	422	1,294
Purchase Obligations:
Asset Servicing Agreement (1)	977	782	195	-	-
Operating Lease Obligations	2,074	386	772	814	102

Total	$46,783	$3,070	$12,356	$1,806	$29,551

(1)	Subject to annual cost of living increases – See Item 13. Certain Relationships and Related Transactions.

IMPACT OF INFLATION AND CHANGES IN INTEREST RATES

Our portfolio of mortgage loans made to Affiliated Limited Partnerships consists primarily of loans made at fixed rates of interest.  Therefore, increases or decreases in market interest rates are generally not expected to have an effect on our earnings.  Other than as a factor in determining market interest rates, inflation has not had a significant effect on our net income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See “Item 8. Financial Statements and Supplementary Data - Note 1.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See “Index to Consolidated Financial Statements” below.

Supplementary Data

Quarterly Data (Unaudited)
For the Year Ended December 31, 2009

For the year ended December 31, 2009

	1st	2nd	3rd	4th	Full
	Quarter	Quarter	Quarter	Quarter	Year

Total Revenue	$2,320	$2,347	$2,472	$2,337	$9,476
Net Income (Loss)	377	662	556	(158)	1,437
Basic Earnings Per Share:
Net Income (Loss)	$0.01	$0.01	$0.01	n/a	$0.03
Diluted Earnings Per Share:
Net Income (Loss)	$0.01	$0.01	$0.01	n/a	$0.03
Weighted Average Shares
outstanding:
Basic	44,770,345	44,770,345	44,770,345	44,770,345	44,770,345
Diluted	44,804,790	44,797,845	44,784,070	44,829,029	44,803,018

Quarterly Data (Unaudited)
For the Year Ended December 31, 2008

For the year ended December 31, 2008

	1st	2nd	3rd	4th	Full
	Quarter	Quarter	Quarter	Quarter	Year

Total Revenue	$3,075	$2,640	$2,287	$2,029	$10,031
Net Income (Loss)	973	568	305	(316)	1,530
Basic Earnings Per Share:
Net Income (Loss)	$0.02	$0.01	$0.01	$(0.01)	$0.03
Diluted Earnings Per Share:
Net Income (Loss)	$0.02	$0.01	$0.01	$(0.01)	$0.03
Weighted Average Shares
outstanding:
Basic	45,292,757	45,292,845	45,051,691	44,770,345	45,155,947
Diluted	45,426,146	45,413,942	45,213,344	44,862,918	45,298,447

Basic and diluted earnings per share are computed independently for each of the periods.  Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.  The financial statements and notes thereto, together with the reports of the independent registered public accounting firms of McGladrey & Pullen, LLP and IKC, are set forth on pages F-1 through F-29, which follow.  The financial statements are listed in Item 15 hereof.  Amounts for each quarter have been adjusted to reflect reclassifications of management fee income and losses from discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 30, 2009, we and our independent registered public accounting firm, Imowitz Koenig & Co., LLP, which we refer to as IKC, agreed that IKC would resign and not stand for re-appointment as our independent registered public accounting firm.  There were no disagreements between the parties.  The resignation was to permit IKC’s affiliate, RESIG, to assume accounting services for the Company.

With respect to IKC and its service as our independent registered public accounting firm;

●
IKC’s reports on our consolidated financial statements as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

●
During the fiscal years ended December 31, 2008 and 2007 and through the quarterly period ended September 30, 2009, there were no disagreements with IKC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of IKC, would have caused IKC to make a reference to the subject matter of the disagreements in connection with their reports on our financial statements for such years.

●
During the fiscal years ended December 31, 2008 and 2007 and through the quarterly period ended September 30, 2009, there was a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act.  As disclosed in our 2008 Annual Report on Form 10-K, our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization.  No misstatements occurred as a result of such material weakness in our internal controls over financial reporting.

●
In an effort to improve our internal controls over financial reporting, on November 2, 2009 we engaged RESIG to provide substantially all of our internal accounting, financial statement preparation and bookkeeping functions on an outsourced consulting basis. RESIG is an affiliate of IKC and therefore IKC is no longer independent with respect to our financial statements. Consequently, IKC has resigned and we engaged a new independent registered public accounting firm as described below.

            On November 3, 2009, we, with approval of the Audit Committee, engaged McGladrey & Pullen, LLP, which we refer to as M&P, as our new independent registered public accounting firm as of and for the year ended December 31, 2009.  During the fiscal years ended December 31, 2008 and 2007, and through the quarterly period ended September 30, 2009, neither we nor anyone acting on our behalf consulted with M&P regarding either (i) the application of the accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided by M&P to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues: or (ii) any matter that was either the subject of a “disagreement”, as that term is described in item 304 (a) (1) (v) of Regulation S-K promulgated under the Exchange Act, and the related instructions to Item 304 of Regulation S-K, or a “reportable event”, as the term is described in Item 304 (a) (1) (v) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we are required to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out with the participation of our principal executive officer and principal financial officer.  Based upon that evaluation, our principal executive officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level such that the information relating to us and our consolidated subsidiaries required to be disclosed in our Exchange Act reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedure” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.  Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to present only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name of each director and executive officer of the Company as of March 15, 2010, and the nature of all positions and offices with the Company held by him at present.  The term of all directors (other than the special purpose director) expires at the Company’s next annual meeting of stockholders, which will be held on a date to be scheduled, or until their successors are duly elected and qualified.  The term of all executive officers expires at the next annual meeting of directors, to be held immediately thereafter, or until their successors are duly elected and qualified.  There are no family relationships among the directors or executive officers of the registrant.

NAME	POSITION

Gary Flicker	Chairman of the Board
Ira Akselrad	Director
Alan E. Casnoff	Director, President and Chief Executive Officer
Neil Koenig	Executive Vice President and Chief Financial Officer
Keith B. Stein	Special Purpose Director
Henry Swain	Executive Vice President

In addition to three directors, who have all of the powers normally granted to corporate directors, we have one special purpose director, who was elected in 1996 by the holder of the Class A Preferred Stock.  The special purpose director has no right to vote at meetings of the Board, except as to Bankruptcy Matters (as such term is defined in the Company’s Certificate of Incorporation).

The following is a brief account of the recent business experience of each director and executive officer and any directorships held with other companies during the past five years which file reports with the Securities and Exchange Commission:

GARY FLICKER (age 51) has served as a director of the Company since January 2004.  Mr. Flicker was Chief Financial Officer and Executive Vice President of DVL from April 1997 to November 2001 and remained employed by the Company until May 2002.  From June 2002 to present, Mr. Flicker has served as President and Chief Executive Officer of Flick Financial, an accounting and financial consulting firm headquartered in Atlanta, Georgia.  From January 2007 through July 2008, Mr. Flicker was Chief Financial Officer, Executive Vice President, and Secretary of Xethanol Corp., a public company traded on the American Stock Exchange.  Mr. Flicker is a Certified Public Accountant.  Mr. Flicker’s experience, qualifications, attributes and skills noted above led to the conclusion to elect him as a director of the Company.

ALAN E. CASNOFF (age 66) has served as President of the Company since November 1994, and was appointed as a director in November 2001.  Mr. Casnoff served as Executive Vice President of the Company from October 1991 to November 1994.  Mr. Casnoff has maintained his other business interests during this period and thus has devoted less than full time to the business affairs of DVL.  From November 1990 to October 1991, Mr. Casnoff served as a consultant to the Company and from 1977 to October 1991, as secretary of the Company.  Since May 1991, Mr. Casnoff has also served as a director of Kenbee Management, Inc. (“Kenbee”), an affiliate of the Company, and as President of Kenbee since November 1994.  Since 1977, Mr. Casnoff has also been a partner of P&A Associates, a private real estate development firm headquartered in Philadelphia, Pennsylvania.  Since 1969, Mr. Casnoff was associated with various Philadelphia, Pennsylvania law firms which have been legal counsel to the Company and Kenbee.  Since November, 2004, he has been of counsel to Zarwin, Baum, Devito (“Zarwin”).  Mr. Casnoff’s experience, qualifications, attributes and skills noted above led to the conclusion to elect him as a director of the Company.

IRA AKSELRAD (age 55) was elected to the Board of Directors of the Company to serve as a director on November 2, 2006.  Mr. Akselrad is currently Executive Vice President and General Counsel of the Johnson Company, Inc., the private investment company of the Robert Wood Johnson IV Family.  Prior to joining the Johnson Company, he was an attorney with the New York law firm of Proskauer Rose, LLP for the past 21 years.  For 16 of those years he was a member of the firm and represented a wide range of corporate and real estate clients.  In addition to his client responsibilities, he chaired numerous firm committees and served as a member of the firm’s six member Executive Committee.  Mr. Akselrad’s experience, qualifications, attributes and skills noted above led to the conclusion to elect him as a director of the Company.

NEIL KOENIG (age 59) has served as Chief Financial Officer since November 2009.  Mr. Koenig is a partner at Imowitz, Koenig & Co., LLP, a public accounting firm providing services to public and private companies, and member of Real Estate Systems Implementation Group, LLC, a consulting company serving the real estate industry.  From 2002 until November 2009, he was Chief Financial Officer of Orthometrix, Inc., a manufacturer and distributor of medical and fitness-related equipment. Orthometrix, Inc. was a publicly-traded company until 2009.  He is also the Vice President of Guggenheim Structured Real Estate (since July 2004) and Square Mile Capital (since July 2006), private equity real estate funds.  Mr. Koenig is a member of the Board of Directors of NBTY, Inc. a New York Stock Exchange listed company.

KEITH B. STEIN (age 52) has been a special purpose director of the Company since September 1996.  Mr. Stein is the Managing Partner of Crestwalk Capital Advisors, LLC, a financial advisory and investment management firm, a position he has held since 1998.  From December 2007 through December 2008, Mr. Stein was associated with Harbinger Capital Partners, a New York based hedge fund, as the Managing Director of HCP Real Estate Investors, the real estate investment fund within Harbinger.  Previously, Mr. Stein was a Managing Director of Kimco Realty Corporation (NYSE: KIM), specializing in investments in real estate and related securities.  From 1998 to 2008, Mr. Stein was the Chairman, Chief Executive Officer, and a director of National Auto Receivables Liquidation, Inc.  In the early 1990’s Mr. Stein served as Senior Vice President, Secretary and General Counsel of WestPoint Stevens, Inc., a then publicly-held textile company.  From 1989 to February 1993, Mr. Stein was associated with the law firm of Weil, Gotshal & Manges LLP.  Mr. Stein’s experience, qualifications, attributes and skills noted above led to the conclusion to elect him as a director of the Company.

HENRY SWAIN (age 56) has served as Executive Vice President since April 2006.  Mr. Swain served as our Chief Financial Officer from April 2006 to November 2009.  From November 2001 to April of 2006, Mr. Swain served as Vice President and Secretary of the Company.  Mr. Swain is a Certified Public Accountant.  Prior to joining the Company in 2001, Mr. Swain was associated with real estate owner/managers, financial services firms and the accounting firm of Deloitte & Touche,  LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, which we refer to as the Commission.  Officers, directors, and greater than 10% beneficial owners are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of such reports furnished to us, and written representations from our officers and directors, all Section 16(a) filing requirements applicable to such persons were satisfied.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, and all of our other financial executives.  The code of ethics was filed as Exhibit 14 of the Company’s Form 10-K for the fiscal year ended December 31, 2003 with the Securities and Exchange Commission.  Request for copies of our code of Ethics should be sent in writing to DVL, Inc., 70 East 55th Street, New York, New York 10022.

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Gary Flicker and Mr. Akselrad.  Our board of directors has determined that Gary Flicker is an audit committee financial expert, as defined in the Securities and Exchange Act of 1934 and is independent as that term is defined under Rule 121 of the American Stock Exchange.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by or paid to the following persons for services rendered to us in 2009 and (if applicable) in 2008: (1) the person serving as our chief executive officer during 2009; (2) the other person who was serving as an executive officer as of the end of 2009 whose compensation exceeded $100 during 2009.

SUMMARY COMPENSATION TABLE

				Other
Principal Position	Year	Salary	Bonus	Compensation	Total($)

Alan E. Casnoff	2009	$147	$-	$23	$170	(1), (2)
President and Chief Executive Officer	2008	$146	$-	$53	$199	(1), (2)

Henry Swain	2009	$138	$-	$-	$138	(2)
Executive Vice President	2008	$135	$13	$-	$148	(2)

(1)
Mr. Casnoff received an additional $10 and $40 during 2009 and 2008, respectively as compensation for services rendered in connection with the development of the Kearny, New Jersey development project.

(2)	The Company also paid for medical insurance of $13 for Mr. Casnoff and $16 for Mr. Swain in both 2009 and 2008.

Employee Contracts and Arrangements

We have entered into Indemnification Agreements with all officers and directors effective upon their election as an officer or director, contractually obligating us to indemnify them to the fullest extent permitted by applicable law, in connection with claims arising from their service to, and activities on behalf of, the Company.

We do not currently have any employment contracts in force.  Our affairs are administered by Compensation Solutions, Inc., which we refer to as CSI, pursuant to the terms of a “leasing” contract.  Pursuant to the leasing contract, CSI provides us with the necessary personnel, including certain executive officers, necessary to administer the affairs of the Company.  Accordingly, CSI provides such employees with their medical, unemployment, workmen’s compensation and disability insurance through group insurance plans maintained by CSI for the Company and other clients of CSI.  Pursuant to the contract, the cost of such insurance as well as the payroll obligations for the leased employees is funded by us to CSI, and CSI is required to then apply such proceeds to cover the payroll and administrative costs to the employees.  Should CSI fail to meet its obligations under the contract, we would be required to either locate a substitute employee leasing firm or directly re-employ our personnel.  The contract is cancelable upon 30 days written notice by either party.

On November 2, 2009, we entered into an agreement with Real Estate Systems Implementation Group, LLC, which we refer to as RESIG, an affiliate of Imowitz Koenig & Co., LLP, our former independent registered public accountants, pursuant to which RESIG will provide substantially all of our internal accounting, financial statement preparation and bookkeeping functions on an outsourced consulting basis.  The company will pay an annual fee to RESIG of $305. A requirement of the agreement was the appointment of Neil H. Koenig as our Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer.  Mr. Koenig is a managing member of RESIG and a managing member of IKC.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Alan E. Casnoff	100,000	-	-	0.0750	08-08-11

B.       OPTION GRANTS IN LAST FISCAL YEAR

No options or other equivalents were granted by us in 2009 nor do we have a plan in effect pursuant to which options can be issued.

At December 31, 2009, we had 445,000 options to purchase 445,000 shares outstanding which options had been issued pursuant to a since terminated option plan.  All such options are currently exercisable. The following table sets forth the expiration dates of the outstanding options and the exercise price for such options.

Expiration Date	Number of Options	Exercise Price

5/8/2010	60,000	$0.110
9/17/2010	45,000	$0.090
8/8/2011	135,000	$0.075
9/17/2011	45,000	$0.080
9/17/2012	30,000	$0.140
5/12/2013	25,000	$0.120
9/17/2013	30,000	$0.150
9/1/2014	15,000	$0.120
9/17/2014	30,000	$0.130
9/17/2015	30,000	$0.120

C.           COMPENSATION OF DIRECTORS

Members or our board of directors who are not officers or employees of the Company presently receive a director’s fee of $1,600 per month, plus five hundred dollars for each Audit Committee meeting of the board of directors attended and the chairman of the audit committee receives an additional five hundred dollars per meeting.  Directors who are officers of the Company receive no compensation for their services as directors or attendance at any board of directors or committee meetings.  The special purpose director receives no compensation for his service as a director or attendance at any board of directors or committee meetings.

The following is a table summarizing the compensation for non-employee directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid In Cash	Stock Awards ($)	Option Awards ($)	Total ($)

Gary Flicker	20	-	-	20

Ira Akselrad	18	-	-	18

Keith B. Stein	-	-	-	-

D.           BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors acts in the place of a formal compensation committee.  During 2009, none of our  executive officers served as  directors of or members of a compensation committee of any entity for which any of the persons serving on the board of directors is an executive officer.

E.           DIRECTOR INDEPENDENCE

As of December 31, 2009, Messrs. Flicker & Akselrad are independent as the term is defined under Rule 121 of the American Stock Exchange.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

A.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as of March 15, 2010 regarding the ownership of common stock by each person who is known to us to have been the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership	Percent of Class*

Lawrence J. Cohen (1)	4,691,397	10.5%

Jay Chazanoff (1)	2,857,606	6.4%

J.G. Wentworth, S.S.C. Limited Partnership (2)	3,000,000 (2)	6.3% (2)
*Based on 44,770,345 shares outstanding.

(1)
According to the Schedule 13D filed with the SEC,  Messrs. Cohen and Chazanoff are part of a group that holds in the aggregate 12,193,850 shares of common stock representing 27.2% of the outstanding common shares.  The business address for each of Messrs. Cohen and Chazanoff are 70 East 55th Street, New York, New York 10022.  Messrs. Cohen and Chazanoff are currently affiliated with Pembroke Companies, Inc. which is a managing member of NPO Management LLC, the entity which is engaged by us to provide us with management services.

(2)
Represents shares issuable upon the exercise of warrants. Percentage assumes the issuance of 3,000,000 common shares upon exercise of the warrant. The address of J.G. Wentworth, S.S.C. Limited Partnership is 40 Morris Avenue, Bala Cynwyd PA 19004.

B.           SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information as of March 26, 2010 regarding ownership of common stock by (i) each director, (ii) each of the executive officers named in the Summary Compensation Table contained herein, and (iii) all executive officers and directors as a group (6 persons).  Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.  All persons listed below have an address c/o the Company’s principal executive offices in New York.

Name of	Amount and Nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Alan E. Casnoff	335,000	*
Neil Koenig	-	-
Henry Swain	-	-
Ira Akselrad	-	-
Gary Flicker	145,000	*
Keith B. Stein	1,211,956	2.7%
All current directors and executive officers as a group (6 persons)	1,691,956	3.7%

* Less than 1%

C.           CHANGES IN CONTROL

Each of our Certificate of Incorporation and the By-laws, contained restrictions prohibiting the sale, transfer, disposition, purchase or acquisition of any capital stock until September 30, 2009 without the prior authorization of the Board of Directors, by or to any holder (a) who beneficially owns directly or through attribution (as generally determined under Section 382 of the Code) five percent (5%) or more of the value of the then issued and outstanding shares of capital stock of the Company or (b) who, upon the sale, transfer, disposition, purchase or acquisition beneficially would directly or through attribution own five percent (5%) or more of the value of the then issued and outstanding capital stock of the Company, if that sale, transfer, disposition, purchase or acquisition would, in the sole discretion and judgment of the Board of Directors jeopardize our preservation of its federal income tax attributes pursuant to Section 382 of the Code.  The Board of Directors had the right to void any such transaction.

Except as provided above, there are no arrangements known to us the operation of which would result in our change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Pemmil Transaction

We are obligated under the terms of Loan and Security Agreement to Pemmil Funding, LLC, which we refer to as Pemmil, an entity owned and controlled by Alan Casnoff, our President and a Director, Lawrence J. Cohen and Jay Chazanoff (Messrs. Cohen and Chazanoff are beneficial owners of greater than 5% of our common stock).  The Loan and Security Agreement was amended and restated effective December 31, 2009 to provide for a two year extension to December 31, 2011.  Pursuant to the terms of the amended Loan and Security Agreement, we are obligated to pay to Pemmil interest at a rate of 12% per annum, compounded monthly; provided, however, we may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal.  We are required to prepay the loan (plus any accrued and unpaid interest) to the extent that we consummate certain capital transactions that result in net proceeds to us.  The obligations to Pemmil are secured by a subordinate pledge of our equity interest in S2 and a first priority lien on two wrap-around mortgages.  At December 31, 2009, the outstanding balance of principal and accrued interest due to Pemmil was $1,135.  We made payments to Pemmil on account of the loan of $565 and $814, for the years ended December 31, 2009 and 2008, respectively.

We have retained NPO Management, LLC, which we refer to as NPO, and its affiliates to provide us with certain assets services, collection services and real estate brokerage services.  NPO is an affiliate of Mr. Cohen and Mr. Chazanoff.  The following table sets forth the fees paid by us to NPO and its affiliates for these services.

	2009	2008

Administrative Services	$782	$774
Collection Services(1)	$123	$150
Brokerage Services(2)	$ 25	$107

(1)	Includes expense reimbursements
(2)	Includes co-brokerage fees.

We believe that the rates being charged and the terms obtained are equal to or better than that which could be obtained in the market place.

During 2009 and 2008, we received fees and reimbursement of expenses from affiliates of NPO for providing administrative services, providing property management services and accounting services as follows:

	2009	2008

Administrative Fees	$ -	$14
Property Management Fees	$ -	$30
Accounting Fees	$55	$57
Reimbursement of Expenses	$420	$420

The Philadelphia, Pennsylvania, law firm of Zarwin, Baum, DeVito, of which Alan E. Casnoff, our President and CEO and a director, is of counsel, has acted as our counsel since November, 2004.  Legal fees for services rendered by Zarwin, Baum, DeVito to us during 2009 did not exceed 5% of the revenues of such firm for its most recent fiscal year.

On November 2, 2009, we entered into an agreement with Real Estate Systems Implementation Group, LLC, which we refer to as RESIG, an affiliate of Imowitz Koenig & Co., LLP, our former independent registered public accountants, pursuant to which RESIG will provide substantially all of our internal accounting, financial statement preparation and bookkeeping functions on an outsourced consulting basis.  The company will pay an annual fee to RESIG of $305. IKC was paid fees of $49 during 2009 for tax preparation services. A requirement of the agreement was the appointment of Neil H. Koenig as our Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer.  Mr. Koenig is a managing member of RESIG and a managing member of IKC.

Director Independence

As of December 31, 2009,  Messrs. Flicker, Akselrad & Stein are independent as the term is defined under Rule 121 of the American Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate audit fees represent fees billed for Fiscal 2009 and Fiscal 2008.  Aggregate audit related and tax fees billed to us for the year ended December 31, 2009 represent fees billed by M&P for the period from November 2, 2009 through December 31, 2009 and by IKC from January 1, 2009 to November 2, 2009.  Aggregate fees billed to us for the year ended December 31, 2008 represent fees billed by IKC.

Type of Fee	Fiscal 2009	Fiscal 2008
Audit Fee	$155	$167
Audit Related Fees	45	-
Tax Fees	49	33
Total	$249	$200

Audit fees for the years ended December 31, 2009 and 2008 were for professional services rendered in connection with the audit of our consolidated financial statements.

Tax fees as of the years ended December 31, 2009 and 2008 were for services related to tax compliance, tax planning and strategies, and state and local tax advice.

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of McGladrey & Pullen, LLP are subject to the specific pre-approval of the Audit Committee.  All audit and permitted non-audit services to be performed by McGladrey & Pullen, LLP require pre-approval by the Audit Committee.  The procedures require all proposed engagements of McGladrey & Pullen, LLP for services of any kind to be submitted for approval to the Audit Committee prior to the beginning of any services.  Our audit and tax services proposed for 2009 along with the proposed fees for such services were reviewed and approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)  The following consolidated financial information is included as a separate section of our annual report on Form 10-K.

Item 8

Page No.

Report of Independent Registered Public Accounting Firm	F – 1

Report of Independent Registered Public Accounting Firm	F – 2

Consolidated Balance Sheets – December 31, 2009 and 2008	F – 3

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F – 5

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008	F – 7

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F – 8

Notes to Consolidated Financial Statements	F – 10

(3) Financial Statement Schedules

  None.

(b) The following is a list of the Exhibits filed as a part of this report (those marked * are filed herewith):

INDEX OF EXHIBITS

3.	ARTICLES OF INCORPORATION AND BY-LAWS.

(a)	DVL’s Certificate of Incorporation, filed March 28, 1977 (Incorporated by reference to Exhibit 6(d) to DVL’s Form S-1 Registration Statement No. 2-58847 dated April 28, 1977.)

(b)
DVL’s Certificate of Amendment to Certificate of Incorporation, filed July 13, 1977 (Incorporated by reference to Exhibit 6(e) to Amendment No. 1 to DVL’s Form S-1 Registration Statement No. 2-58847 dated August 25, 1977.)

(c)	DVL’s Certificate of Amendment to Certificate of Incorporation, filed August 3, 1982. (Incorporated by reference to Exhibit 3(c) to DVL’s Form 10-K for the fiscal year ended December 31, 1982.)

(d)	DVL’s Certificate of Amendment to Certificate of Incorporation, filed May 27, 1983. (Incorporated by reference to Exhibit 3(d) to DVL’s Form 10-K for the fiscal year ended December 31, 1983.)

(e)	DVL’s Certificate of Amendment to Certificate of Incorporation, filed July 24, 1987. (Incorporated by reference to Exhibit 3(e) to DVL’s Form 10-K for the fiscal year ended December 31, 1987.)

(f)	DVL’s Certificate of Amendment to Certificate of Incorporation, filed December 20, 1983. (Incorporated by reference to DVL’s Form 10-K for the fiscal year ended December 31, 1993.)

(g)	DVL’s Certificate of Amendment to Certificate of Incorporation, filed December 4, 1995. (Incorporated by reference to DVL’s proxy statement dated October 13, 1995 – Exhibit A.)

(h)	DVL’s Certificate of Amendment to Certificate of Incorporation, filed September 17, 1996. (Incorporated by reference to DVL’s proxy statement dated July 31, 1996 – Exhibit I.)

(i)	DVL’s Certificate of Amendment to Certificate of Incorporation, filed February 7, 2000. (Incorporated by reference to DVL’s Form 10-K for the fiscal year ended December 31, 1999.)

(j)	DVL’s By-Laws, as in full force and effect at all times since March 28, 1977. (Incorporated by reference to Exhibit 3(c) to DVL’s Form 10-K for the fiscal year ended December 31, 1980.)

(k)	DVL’s First Amendment to By-Laws dated as of January 1, 1994. (Incorporated by reference to Exhibit 3(d) to DVL’s Form 10-K for the fiscal year ended December 31, 1995.)

(l)	DVL’s Second Amendment to By-Laws, effective September 17, 1996. (Incorporated by reference to DVL’s proxy statement dated July 31, 1996 – Exhibit J.)

(m)	DVL’s Third Amendment to the By-Laws, effective February 1, 2000. (Incorporated by reference to DVL’s Form 10-K for the fiscal year ended December 31, 1999.)

10.	MATERIAL CONTRACTS.

10.1
Stipulation of Settlement of IN RE KENBEE LIMITED PARTNERSHIP  LITIGATION dated August 12, 1992.  (Incorporated by reference to Exhibit 10(b)(25) to DVL’s Form 10-K for the fiscal year ended December 31, 1995.)

10.2
Stipulation of Partial Settlement and Order IN RE DEL-VAL FINANCIAL CORPORATION SECURITIES LITIGATION Master File #MDL872.  (Incorporated by reference to Exhibit 10(b)(28) to DVL’s Form 10-K for the fiscal year ended December 31, 1995.)

10.3
Asset Servicing Agreement between DVL, PSC, KENBEE Realty and NPO dated as of March 27, 1996.  (Incorporated by reference to Exhibit 10(b)(34) to DVL’s Form 10-K for the fiscal year ended December 31, 1995.)

10.4	Asset Servicing Agreement between DVL and NPO. (Incorporated by reference to DVL’s Proxy Statement dated July 31, 1996 - Exhibit C.)

10.5	Common Stock Warrant issued by DVL to NPO. (Incorporated by reference to DVL’s Proxy Statement dated July 31, 1996 - Exhibit F.)

10.6	DVL 1996 Stock Option Plan. (Incorporated by reference to DVL’s Proxy Statement dated July 31, 1996 – Exhibit K.)

10.7	Amendment to DVL 1996 Stock Option Plan effective February 1, 2000. (Incorporated by reference to DVL’s Form 10-K for the fiscal year ended December 31, 1999.)

10.8
Promissory Note dated as of October 20, 1997, in the original Principal amount of $1,760,000 from DVL to Blackacre.  (Incorporated by reference to Exhibit 10.2 to DVL’s Form 10-Q for the quarter ended September 30, 1997.)

10.9	Subordination Agreement, dated as of October 20, 1997 among DVL, Blackacre, NPM, and NPO. (Incorporated by reference to Exhibit 10.3 to DVL’s Form 10-Q for the quarter ended September 30, 1997.)

10.10	Agreement among Members dated April 10, 1998, by and among Blackacre, PNM, Pemmil and DVL. (Incorporated by reference to DVL’s Form 10-K for the fiscal year ended December 31, 1998.)

10.11	Management Services Agreement dated June 1, 1998, by and between DVL and PBD Holdings, L.P. (“PBD”). (Incorporated by reference to DVL’s Form 10-K for the fiscal year ended December 31, 1998.)

10.12
Loan Agreement, Promissory Note and Pledge, Collateral Agreement and Security Agreement, each dated as of March, 2000, each relating to a loan from Pennsylvania Business Bank to DVL in the original principal amount of $1,000,000.  (Incorporated by reference to DVL’s Form 10-K for the quarter ended June 30, 2000.)

10.13
Term Loan Note and Term Loan Agreement, each dated as of March, 2000, each relating to a loan from Bank Philadelphia to DVL in the original principal amount of $1,450,000.  (Incorporated by reference to DVL’s Form 10-Q for the quarter year ended June 30, 2000.)

10.14
First Amendment to Loan Agreement, Pledge Agreement, Promissory Note and other documents dated August 2000, relating to a loan from Pennsylvania Business Bank to DVL, Inc. in the original principal amount of $1,000,000.  (Incorporated by reference to DVL’s Form 10-Q for the quarter ended September 30, 2000.)

10.15
Purchase Agreement, dated April 27, 2001, by and among  J.G. Wentworth Receivables II LLC, Receivables II-A LLC, Receivables II-A Holding Company, LLC, J.G. Wentworth S.S.C., Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holdings, Inc., and DVL, Inc. for the purchase of residual interests in securitized portfolios.  (Incorporated by reference to DVL’s Form 8-K dated May 9, 2001.)

10.16
Non-Negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $22,073,270 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL’s Form 8-K dated May 9, 2001.)

10.17
Non-Negotiable, Secured Purchase Money Promissory Note dated April 27, 2001 in the original principal amount of $3,252,730 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL’s Form 8-K dated May 9, 2001.)

10.18
Guaranty and Surety Agreement dated April 27, 2001 by and from DVL, Inc. in favor of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc.  (Incorporated by reference to DVL’s Form 8-K dated May 9, 2001.)

10.19	Common Stock Warrant dated April 27, 2001. (Incorporated by Reference to DVL’s Form 8-K dated May 9, 2001.)

10.20
Purchase Agreement, dated as of August 20, 2001, by and among J.G. Wentworth Receivables II LLC, Receivables II-B LLC, Receivables II-B Holding Company LLC, J.G. Wentworth S.S.C. Limited Partnership, J.G. Wentworth Management Company, Inc., S2 Holding, Inc. and DVL, Inc. for the purchase of residual interests in securitized portfolios.  (Incorporated by reference to DVL’s Form 8-K dated August 28, 2001.)

10.21
Non-Negotiable, Secured Purchase Money Promissory Note dated as of August 15, 2001 in the original principal amount of $7,931,560.00 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL’s Form 8-K dated August 28, 2001.)

10.22
Non-Negotiable, Secured Purchase Money Promissory Note dated as of August 15, 2001 in the original principal amount of $1,168,440.00 payable to the order of J.G. Wentworth S.S.C., Limited Partnership from S2 Holdings, Inc. (Incorporated by reference to DVL’s Form 8-K dated August 28, 2001.)

10.23	Guaranty & Surety Agreement dated as of August 20, 2001 by and from DVL, Inc. in favor of J.G. Wentworth S.S.C., Limited Partnership. (Incorporated by reference to DVL’s Form 8-K dated
August 28, 2001.)

10.24	Pledge Agreement, dated as of August 20, 2001 by S2 Holdings, Inc. for the benefit of J.G. Wentworth S.S.C. Limited Partnership. (Incorporated by reference to DVL’s Form 8-K dated August 28, 2001.)

10.25	Common Stock Warrant dated as of August 15, 2001. (Incorporated by reference to DVL’s Form 8-K dated August 28, 2001.)

10.26	Client Service Agreement between the Company and Compensation Solutions, Inc. dated March 28, 2003. (Incorporated by reference to DVL’s Form 10-Q for the quarter ended March 31, 2003.)

10.27
$1,450,000 Promissory Note issued by DVL, Inc. in favor of Pennsylvania Business Bank, dated April 28, 2004. (Incorporated by reference to Exhibit 10.1 to DVL’s Form 10-Q for the quarter ended June 30, 2004.)

10.28	Loan Agreement between DVL, Inc. and Pennsylvania Business Bank dated April 28, 2004. (Incorporated by reference to Exhibit 10.2 to DVL’s Form 10-Q for the quarter ended June 30, 2004.)

10.29
Promissory Note, dated December 28, 2004, issued by DVL Mortgage Holdings, LLC and DVL, Inc. in favor of Harleysville National Bank and Trust Company.  (Incorporated by reference to Exhibit 10.29 to DVL’s Form 10-KSB filed for the year ended December 31, 2005.)

10.30
Assignment Agreement, dated as of December 28, 2004, between Rumson Mortgage Holdings LLC and DVL Mortgage Holdings LLC, Inc.  (Incorporated by reference to Exhibit 10.30 to DVL’s Form 10-KSB filed for the year ended December 31, 2005.)

10.31
Loan Agreement, dated December 28, 2004, by and among Harleysville National Bank and Trust Company and DVL Mortgage Holdings LLC. (Incorporated by to Exhibit 10.31 to DVL’s Form 10-KSB filed for the year ended December 31, 2005.)

10.32
Stock Repurchase Agreement dated March 16, 2007 between DVL, Inc., Blackacre Bridge Capital, L.L.C. and Blackacre Capital Group, L.P. (Incorporated by reference to Exhibit 10.33 to DVL’s Form 10-KSB for fiscal year ended December 31, 2006.)

10.33	Loan and Security Agreement, dated June 5, 2006 by and between DVL, Inc. and First Penn Bank. (Incorporated by reference to Exhibit 10.1 to DVL’s Form 10-QSB filed on August 14, 2006.)

10.34	Change in Terms Agreement, dated September 1, 2006 by and between DVL, Inc. and Pennsylvania Business Bank. (Incorporated by reference to Exhibit 10.1 to DVL’s Form 10-QSB filed on November 14, 2006.)

10.35
Agreement between the Town of Kearny, New Jersey and DVL, Inc. approved on October 24, 2006. (Incorporated by reference to Exhibit 10.34 to DVL’s Form 10-KSB for the fiscal year ended December 31, 2006.)

10.36
Agreement of Sale dated April 27, 2006 by and between DVL, Inc. and 354 Broadway Associates, LLC. (Incorporated by reference to Exhibit 10.38 to DVL’s Form 10-KSB for the fiscal year ended December 31, 2006.)

10.37
First Amendment of Agreement of Sale dated June 28, 2006 by and between DVL, Inc. and 354 Broadway Associates, LLC. (Incorporated by reference to Exhibit 10.39 to DVL’s Form 10-KSB for the fiscal year ended December 31, 2006.)

10.38
Second Amendment of Agreement of Sale dated September 25, 2006 by and between DVL, Inc. and 354 Broadway Associates, LLC. (Incorporated by reference to Exhibit 10.40 to DVL, Inc.’s Form 10-KSB for the fiscal year ended December 31, 2006.)

10.39
Loan Extension Agreement between Pennsylvania Business Bank and Del Toch, LLC, Delborne Land Company LLC, and Delbrook Holding, LLC dated March 2, 2007.  (Incorporated by reference to Exhibit 10.1 to DVL’s Form 10-QSB for the quarter ended March 31, 2007.)

10.40
Loan Extension Agreement between Pennsylvania Business Bank and Del Toch, LLC, Delborne Land Company, LLC and Delbrook Holding LLC, dated June 1, 2007. (Incorporated by reference to Exhibit 10.1 to DVL’s Form 10-QSB for the quarter ended June 30, 2007.)

10.41
Construction Loan Agreement dated August 2007 between DVL Kearny Holdings LLC, CapMark Bank, Urban Development Fund II LLC, and Paramount Community Development Fund.  (Incorporated by reference to Exhibit 10.43 to DVL’s Form 10-KSB for the year ended December 31, 2007.)

10.42
Asset Servicing Extension Agreement dated October 31, 2007 between DVL, Inc., Professional Services Corporation, K.M. Realty Corporation, and NPO Management, LLC.  (Incorporated by reference to Exhibit 10.44 to DVL’s Form 10-KSB for the year ended December 31, 2007.)

10.43
First Amendment to Lease dated August 10, 2007 to that certain lease dated November 7, 2002 between DVL, Inc. and Amstad Property, Inc. (Incorporated by reference to Exhibit 10.45 to DVL’s Form 10-KSB for the year ended December 31, 2007.)

10.44
Construction Loan Agreement between Capmark Bank, Urban Development Fund II, LLC, Paramount Community Development Fund, LLC, and DVL Kearny Holdings, LLC (dated August 14, 2007). (Incorporated by  reference to DVL’s Form 10-QSB for the quarter ended September 30, 2007.)

10.45
Asset Servicing Extension Agreement between DVL, Inc., Professional Services Corporation, KM Realty Corporation and NPO Management, LLC dated October, 2007. (Incorporated by reference to DVL’s Form 10-QSB for the quarter ended September 30, 2007.)

10.46
Redeveloper Agreement dated December 11, 2007 between DVL, Inc., DVL Kearny Holdings, LLC, and the Town of Kearny, New Jersey. (Incorporated by reference to DVL’s Current Event Report on Form 8-K dated December 11, 2007.)

10.47	Developer Services Agreement between DVL, Inc., P&A Associates, and Pemmil Management, LLC. (Incorporated by reference to DVL’s Current Event Report on Form 8-K dated December 11, 2007.)

10.48	Mortgage Note for the principal amount of $3,800,000 in favor of Delbrook Holding, LLC. (Incorporated by reference to DVL’s Form 10-Q for the period ended June 30, 2008.)

10.49	Amendment No. 2 to the Construction Loan Agreement. (Incorporated by Reference to DVL’s Form 10-Q for the period ended September 30, 2008.)

10.50	Pledge and Security Agreement dated as of August 1, 2008. (Incorporated by reference to DVL’s Form 10-Q for the period ended September 30, 2008.)

10.51	Amendment No. 2 to the Loan and Security Agreement with Pemmil Funding, LLC, dated November 10, 2008. (Incorporated by reference to DVL’s Form 10-Q for the period ended September 30, 2008.)

10.52	Mortgage, Security Agreement and Agreement of Leases and Rents dated January 21, 2009 by DVL Kearny Holdings LLC in favor of Signature Bank.

10.53	Guaranty dated January 21, 2009 by DVL, Inc. to Signature Bank.

*10.54	Amended and Restated Loan and Security Agreement, dated as of December 31, 2009, by and between DVL, Inc. and Pemmil Funding, LLC.

14.	Code of Ethics for Senior Financial Officers and Principal Executive Officer. (Incorporated by reference to Exhibit 14 to DVL’s Form 10-K for the year ended December 31, 2003.)

*21.	SUBSIDIARIES OF DVL.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, DVL has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

DVL, INC.

Dated: March 31, 2010	By:	/s/ Alan Casnoff
Alan Casnoff Chief Executive Officer

Dated: March 31, 2010	By:	/s/ Neil Koenig
Neil Koenig Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report to be signed below by the following persons on behalf of DVL and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ira Akselrad	Director	March 31, 2010
Ira Akselrad

/s/ Alan Casnoff	Director	March 31, 2010
Alan Casnoff

/s/ Gary Flicker	Director	March 31, 2010
Gary Flicker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of DVL, Inc.
And Subsidiaries and Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.

We have audited the accompanying consolidated balance sheet of DVL, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DVL, Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of DVL, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Item 9A (T) Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen

Blue Bell, Pennsylvania
March 31, 2010

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DVL, Inc.

We have audited the accompanying consolidated balance sheets of DVL, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DVL, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Imowitz Koenig & Co., LLP
New York, New York

April 15, 2009

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008

ASSETS

Residual interests in securitized portfolios	$42,699	$45,789

Mortgage loans receivable from affiliated partnerships (net of unearned interest of $4,037 for 2009 and $5,181 for 2008)	13,326	14,279

Allowance for loan losses	(2,884)	(2,180)

Net mortgage loans receivable	10,442	12,099

Cash (including restricted cash of $274 for 2009 and $0 for 2008)	1,067	496

Investments
Real estate at cost (net of accumulated depreciation and
amortization of $1,564 for 2009 and $1,359 for 2008)	9,776	9,571

Affiliated limited partnerships (net of allowance for
losses of $375 for 2009 and $448 for 2008)	657	657

Net deferred tax asset	2,068	2,257

Other assets	1,762	2,323

Assets of discontinued operations	-	1,873

Total assets	$68,471	$75,065

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(continued)

	December 31,
	2009	2008

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Notes payable - residual interests	$28,155	$34,172
Underlying mortgages payable	2,708	3,626
Debt - other	10,694	11,195
Debt - affiliates	1,129	1,527
Interest rate swaps	176	231
Redeemed notes payable - litigation settlement	770	775
Security deposits, accounts payable and accrued
liabilities (including deferred income of $71
for 2009 and $21 for 2008)	424	616
Total liabilities	44,056	52,142

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value, authorized, issued
and outstanding 100 shares	1	1
Preferred stock, $.01 par value, authorized 5,000,000
shares, issued and outstanding -0-	-	-
Common stock, $.01 par value, authorized - 90,000,000
shares, issued and outstanding 44,770,345 for 2009 and
2008	448	448
Additional paid-in-capital	97,003	97,003
Deficit	(72,861)	(74,298)
Accumulated other comprehensive loss	(176)	(231)
Total shareholders' equity	24,415	22,923

Total liabilities and shareholders' equity	$68,471	$75,065

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	2009	2008

Income from affiliates:

Interest on mortgage loans	$2,241	$1,777
Gain on satisfaction of mortgage loans	-	906
Partnership management fees	225	261
Management fees	55	101
Transaction and other fees from partnerships	28	88
Distributions from partnerships	142	275

Income from others:

Interest income - residual interests	6,293	5,994
Net rental income (including depreciation and
amortization of $193 for 2009 and $148 for 2008)	410	498
Distributions from investments	-	66
Other income and interest	82	65

	9,476	10,031

Operating expenses:

General and administrative	1,598	1,549
Asset servicing fee - NPO Management LLC	782	774
Legal and professional fees	580	327
Provision for loan losses	785	150

Interest expense:

Underlying mortgages	234	339
Notes payable - residual interests	2,651	2,877
Affiliates	166	188
Others	987	1,409

	7,783	7,613

Income from continuing operations before income tax expense	1,693	2,418

Income tax expense	(81)	(778)

Income from continuing operations	1,612	1,640

Loss from discontinued operations - net of tax of $-0- in
both periods	(175)	(110)

Net income	$1,437	$1,530

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	2009	2008

Basic earnings per share:

Income from continuing operations	$0.04	$0.04
Income from discontinued operations	(0.01)	(0.01)

Net Income	$0.03	$0.03

Diluted earnings per share:
Income from continuing operations	$0.04	$0.04
Loss from discontinued operations	(0.01)	(0.01)

	$0.03	$0.03

Weighted average shares outstanding - basic	44,770,345	45,155,947
Effect of diluted securities	32,673	142,500

Weighted average shares outstanding - diluted	44,803,018	45,298,447

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands except share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other
					Paid-In		Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Income

Balance - January 1, 2008	100	$1	45,284,845	$453	$97,060	$(75,828)	$-	$21,686	$-

Exercise of stock options	-	-	8,000	-	-	-	-	-	-

Repurchase of common stock	-	-	(522,500)	(5)	(57)	-	-	(62)	-

Unrealized loss on valuation of interest rate swap agreements	-	-	-	-	-	-	(231)	(231)	(231)

Net income	-	-	-	-	-	1,530	-	1,530	1,530

Balance - December 31, 2008	100	1	44,770,345	448	97,003	(74,298)	(231)	22,923	$1,299

Unrealized gain on valuation of interest rate swap agreements	-	-	-	-	-	-	55	55	55

Net income	-	-	-	-	-	1,437	-	1,437	1,437

Balance - December 31, 2009	100	$1	44,770,345	$448	$97,003	$(72,861)	$(176)	$24,415	$1,492

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2009	2008

Cash flows from operating activities:

Continuing operations:
Net Income	$1,437	$1,530
Adjustments to reconcile income to net cash provided by
(used in) operating activities from continuing operations
Loss from discontinued operations	175	110
Interest accretion on residual interests	(312)	(136)
Net decrease in accrued interest on debt	(4)	(9)
Gain on satisfaction of mortgage loans	-	(906)
Depreciation	178	203
Provision for loan losses	773	150
Amortization of unearned interest on loan receivables	(1,144)	(1,051)
Net decrease in deferred tax asset	189	486
Net decrease (increase) in other assets	673	(168)
Net (decrease) increase in accounts payable, security deposits
and accrued liabilities	(178)	456
Net (decrease) increase in deferred income	(14)	1
Net cash provided by continuing operations	1,773	666

Discontinued operations:
Loss from discontinued operations	(175)	(110)
(Gain) loss on sale of discontinued assets	9	(90)
Net decrease in assets and liabilities of
discontinued operations	76	114
Cash used in discontinued operations	(90)	(86)

Net cash provided by operating activities	1,683	580

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(continued)

	2009	2008

Cash flows from investing activities:

Collections on loans receivable	$1,816	$3,662
Principal collections on retained interests	3,214	1,202
Real estate acquisitions and capital improvements	(171)	(703)
Net decrease in affiliated limited partnership interests
and other investments	-	95
Net proceeds from the sale of discontinued assets	1,788	220

Net cash provided by investing activities	6,647	4,476

Cash flows from financing activities:

Proceeds from new borrowings	6,491	4,159
Principal payments on debt	(7,386)	(4,152)
Payments of prepaid financing costs	(112)	(199)
Repurchase of common stock	-	(62)
Payments on underlying mortgages payable	(918)	(1,965)
Payments on notes payable - residual interest	(5,829)	(3,369)
Payments related to debt redemptions	(5)	-

Net cash used in financing activities	(7,759)	(5,588)

Net increase (decrease) in cash	571	(532)
Cash, beginning of period	496	1,028

Cash, end of period	$1,067	$496

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$3,774	$4,525

Cash paid for income taxes	$20	$175

Supplemental disclosure of non-cash investing and
financing activities:
Residual interests in securitized portfolios -
increase / (decrease)	$(188)	$884
Notes payable - residual interests -
increase / (decrease)	$(188)	$884

Foreclosure of mortgage loans receivable collateralized by
real estate	$281	$1,776

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands unless otherwise noted
(except share and per share amounts)

1.	Summary of Significant Accounting Policies

a.           THE COMPANY:  DVL, Inc. is a Delaware corporation headquartered in New York, New York.  DVL is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which DVL serves as general partner, which we refer to as an Affiliated Limited Partnership, (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services.  All references to the “DVL”, “we”, “us”, “our”, or the “Company” refer to DVL, Inc. and its consolidated subsidiaries.

DVL’s common stock is traded on the over-the-counter market and is quoted on the OTC Bulletin Board maintained by FINRA under the symbol “DVLN”.  DVL’s investments consist primarily of residual interests in securitized portfolios, commercial mortgage loans due from affiliated partnerships, limited partnership investments in affiliated partnerships and other real estate interests.  DVL has seven 100% owned active subsidiaries:  Professional Service Corporation (“PSC”), Del Toch, LLC (“Del Toch”), Delborne Land Company, LLC (“Delborne”), S2 Holdings, Inc. (“S2”), DVL Mortgage Holdings, LLC (“DMH”), DVL Kearny Holdings, LLC (“DVLKH”), Delbrook Holdings, LLC (“Delbrook”), all of which are consolidated for accounting purposes. DVL does not consolidate the various partnerships (the “Affiliated Limited Partnerships”) in which it holds the general partner and limited partner interests, except where DVL has control, nor does DVL account for such interests on the equity method due to the following:  (i) DVL’s interest in the partnerships as the general partner is a 1% interest, (the proceeds of such 1% interest payable to the limited partnership settlement fund pursuant to the 1993 settlement of the class action between the limited partners and DVL) (the “Limited Partnership Settlement”); (ii) under the terms of such settlement, the limited partners have the right to remove DVL as the general partner upon the vote of 70% or more of the limited partners; (iii) all major decisions must be approved by a limited partnership Oversight Committee in which DVL is not a member, (iv) there are no operating policies or decisions made by the Affiliated Limited Partnership, due to the triple net lease arrangements of the Affiliated Limited Partnership properties and (v) there are no financing policies determined by the partnerships as all mortgages were in place prior to DVL’s obtaining its interest and all potential refinancings are reviewed by the Oversight Committee.  Accordingly, DVL accounts for its investments in the Affiliated Limited Partnerships on a cost basis with the cost basis adjusted for impairments, if any.  Accounting for such investments on the equity method would not result in any material change to the Company’s financial position or results of operations.

Also, DVL has two inactive subsidiaries:  Del-Val Capital Corp. (“DVCC”) and RH Interests, Inc. (“RH”), which have been consolidated in these financial statements.  Additionally, S2 owns 99.9% Class B member interests in Receivables II-A, LLC and Receivables II-B, LLC which are passive entities created solely to receive the residual cash flow from the securitized receivable pools that each entity owns.  Receivables IIA, LLC and Receivables IIB, LLC are consolidated into S2 for financial reporting purposes.  All material inter-company transactions and accounts are eliminated in consolidation.

b.           RESIDUAL INTERESTS:  Residual interests represent the estimated discounted cash flow of the differential of the total interest to be earned on the securitized receivables and the sum of the interest to be paid to the note holders and the contractual servicing fee.  Since these residual interests are not subject to prepayment risk they are accounted for as investments held-to-maturity and are carried at amortized cost using the effective yield method.  Permanent impairments are recorded immediately through results of operations.  Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

c.           INCOME RECOGNITION:  Interest income is recognized on the effective interest method for the residual interest and all performing loans.  The Company stops accruing interest once a loan becomes non-performing.  A loan is considered non-performing when scheduled interest or principal payments are not received on a timely basis and in the opinion of management, the collection of such payments in the future appears doubtful.  Rental income is recognized in income as rent under the related leases becomes due.  DVL records potential rents in the period in which the all contingencies are resolved.  Management and transaction fees are recognized as earned.  Distributions from investments are recorded as income when the amount to be received can be estimated and collection is probable.

d.           ALLOWANCE FOR LOSSES:  The adequacy of the allowance for losses is determined through a quarterly review of the portfolios.  Specific loss reserves are provided as required based on management’s evaluation of the underlying collateral on each loan or investment.

DVL’s allowance for loan losses generally is based upon the value of the collateral underlying each loan and its carrying value.  Management’s evaluation considers the magnitude of DVL’s non-performing loan portfolio and internally generated appraisals of certain properties.

For the Company’s mortgage loan portfolio, the partnership properties are valued based upon the cash flow generated by base rents and anticipated percentage rents or base rent escalations to be received by the partnership plus an estimated residual value at the end of the primary term of the leases.  The value of partnership properties which are not subject to percentage rents was based upon market research of current market value rents and sale prices of similar properties. When any changes in tenants, lease terms, or timely payment of rent have occurred, management revalues the property as appropriate.

Allowances related to the Company’s investments in Affiliated Limited Partnerships are adjusted quarterly based on Management’s estimate of their realizable value.

e.           REAL ESTATE:  Land, buildings and equipment are stated at cost.  Depreciation is provided by charges to operations on a straight-line basis over their estimated useful lives (5 to 40 years).

f.           PREPAID FINANCING:  Prepaid financing costs are deferred and amortized over the term of the respective debt using the effective interest rate method.  Prepaid financing costs on interest only loans are amortized using the straight-line method over the term of the financing and are included in other assets.  The Company has recorded $1,322 and $1,178 in other assets in the consolidated balance sheets for the years ended December 31, 2009 and 2008, respectively.  $267 and $657 of amortization was recorded in interest expense in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.  Accumulated amortization was $1,091 and $942 at December 31, 2009 and 2008, respectively.

g.           IMPAIRMENT OF REAL ESTATE INVESTMENTS AND REAL ESTATE LEASE INTERESTS:  A write down for impairment is recorded based upon a periodic review of the real estate owned by the Company.  Real estate is carried at the lower of depreciated cost or estimated fair value.  In performing this review, management considers the estimated fair value of the property based upon cash flows, as well as other factors, such as the current occupancy, the prospects for the property and the economic situation in the region where the property is located.  Because this determination of estimated fair value is based upon future economic events, the amount ultimately reflected in an appraisal or realized upon a disposition may differ materially from the carrying value.

A write-down is inherently subjective and is based upon management’s best estimate of current conditions and assumptions about expected future conditions.  The Company may provide for write-downs in the future and such write-downs could be material.

h.           RESTRICTED CASH: As of December 31, 2009 and 2008, DVL had restricted cash of $274 and $-0-, respectively.  The restricted cash at December 31, 2009 represents required minimum cash balances pursuant to debt agreements.

i.           FEDERAL INCOME TAXES:  DVCC, PSC, RH, Del Toch, S2, DMH, DVLKH, Delbrook and Delborne are included in DVL’s consolidated federal income tax return.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, the Company recognizes future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not.

j.           CASH FLOW HEDGES:  The Company uses derivatives to manage risks related to interest rate movements on its floating rate loans.  Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value, the Company has established accounting and reporting standards for derivative instruments.  Specifically, all derivatives are recognized as either assets or liabilities on the balance sheet and those instruments are measured at fair value.  Changes in the fair value of those instruments designated as cash flow hedges are recorded in other comprehensive income, to the extent the hedge is effective, and in the results of operations, to the extent the hedge is ineffective or no longer qualifies as a hedge.

During September 2008, the Company entered into an interest rate swap agreement related to one of its floating rate  loans.  Valued separately, the interest rate swap agreement represents a liability as of December 31, 2009 and 2008, in the amount of $159 and $231, respectively.  During April 2009, the Company entered into an interest rate swap agreement related to another of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of December 31, 2009 in the amount of $17.  This value represents the fair value of the current difference in interest paid and received under the swap agreements over the remaining term of the agreements.  Because the swaps are considered to be a cash flow hedge and they are effective, the value of the swap agreements are recorded in the Consolidated Statements of Shareholders’ Equity as a separate component and represents the only amount reflected in accumulated other comprehensive loss.  Changes in the swap agreements’ fair value are reported currently in other comprehensive loss. Payments are recognized in current operating results as settlements occur under the agreements as a component of interest expense.

The following table summarizes the notional values of the Company’s derivative financial instruments.  The notional value provides an indication of the extent of the Company’s involvement in these instruments on December 31, 2009, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$3,706	5.94%	July 1, 2011	$(159)

Interest rate swap agreement	$1,930	6.09%	February 1, 2014	$(17)

k.           EARNINGS PER SHARE:  Basic per share data is determined by dividing net income by the weighted average shares outstanding during the period.  Diluted per share data is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  With respect to the assumed proceeds from the exercise of dilutive options, the treasury stock method is calculated using the average market price for the period.

The following table presents the computation of basic and diluted per share data for the years ended December 31, 2009 and 2008:

	2009			2008

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic EPS, Net income available to common shareholders	$1,437	44,770,345	$0.03	$1,530	45,155,947	$0.03

Effective of dilutive stock options	-	32,673		-	142,500

Diluted EPS, Net income available to common shareholders	$1,437	44,803,018	$0.03	$1,530	45,298,447	$0.03

At December 31, 2009, and 2008, outstanding stock options excluded from the computation of Diluted EPS, because the exercise price was greater than the average market price of the Common Stock, aggregated 220,000 and 180,000, thereby resulting in an anti-dilutive effect.

The Company records non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period.  There was no stock based compensation for 2009 or 2008.

l.           FAIR VALUE OF FINANCIAL INSTRUMENTS:  As disclosed in Note 3, DVL’s loan portfolio is valued based on the value of the underlying collateral.  As all loans are either receivables from Affiliated Limited Partnerships or are collateralized by interests in Affiliated Limited Partnerships, it is not practical to estimate fair value of the loans.  Due to the nature of the relationship between the Affiliated Limited Partners and DVL’s general partner interest in the Affiliated Limited Partnerships and the authority of the Oversight Committee, the amount at which the loans and underlying mortgages could be exchanged with third parties is not reasonably determinable, as any such estimate would have to consider the intention of the Oversight Committee, the amounts owed, if any, to DVL for its interests in the Affiliated Limited Partnerships and any transaction fees to which DVL might be entitled.  See Note 2 for discussions on residual interests.

Financial instruments held by the Company include cash and cash equivalents, interest rate swaps, receivables, and accounts payable.  The fair value of cash and cash equivalents, receivables and accounts payable approximates their current carrying amounts due to their short-term nature.

Interest rate swaps are valued using level 2 inputs under the fair value hierarchy.  Level 2 inputs are observable inputs for identical or similar assets or liabilities.

Residual interests are valued using level 3 inputs under the fair value hierarchy. Level 3 inputs are significant unobservable inputs.

m.           USE OF ESTIMATES:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The allowance for credit losses is subject to significant change in the near term.

n.           RECLASSIFICATIONS:  Certain prior year amounts have been reclassified to conform to the 2009 presentation, including the reporting of discontinued operations for those assets that have been disposed of.

o.           CASH AND CASH EQUIVALENTS:  The Company considers all highly liquid investments with original purchase maturity dates of three months or less to be cash equivalents.

p.           CONCENTRATION OF CREDIT RISK:  Substantially all of the Company’s cash and cash equivalents consist of money market mutual funds which invest in U.S. Treasury Bills and repurchase agreements with original maturity dates of three months or less.

The Company maintains cash with several banking institutions, which amounts at times exceeds federally insured limits.

q.           RECENTLY ISSUED ACCOUNTING STANDARDS:  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The amendments will significantly affect the overall consolidation under FASB ASC 810, Consolidation (“ASC 810”), and clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has determined that ASC 810 will have no effect on the statement of financial position or results of operations.

2.	Residual Interests in Securitized Portfolios

The Company, through its wholly-owned consolidated subsidiary, S2, owns 99.9% Class B member interests in Receivables II-A LLC, a limited liability company (“Receivables II-A”) and Receivables II-B, LLC, a limited liability company (“Receivables II-B”).  The Class B member interests, which are consolidated into S2 for financial statement reporting purposes, entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B.  Receivables II-A and Receivables II-B receive all the residual cash flow from five securitized receivable pools after payment to the securitized note holders.  The Company considered whether member interests should be considered variable interest entities, when consolidating S2’s ownership of its member interests and determined that S2’s member interests do not meet the definition of variable interest entities.

In aggregate, the securitizations in which Receivables II-A and Receivables II-B hold the residual interest contain approximately 3,200 individual structured settlement receivables, which are backed by annuities issued by various insurance companies. Based on projected future cash flows, the weighted average yield on the residual interest is approximately 14.36%.

The purchase price was paid by the issuance of 8% per annum limited recourse promissory notes by S2.  The notes payable – residual interests balances were $28,155 and $34,172 as of December 31, 2009 and 2008, respectively.  Principal and interest are payable from the future monthly cash flow.  The notes mature August 15, 2020 through December 31, 2021 and are secured by a pledge of S2’s interests in Receivable II-A, Receivables II-B and all proceeds and distributions related to such interests.  The principal amount of the notes and the purchase price are adjusted, from time to time, based upon the performance of the underlying receivables.  DVL also issued its guaranty of payment of an original amount up to $3,443 of the purchase price.  The amount of the guaranty is regularly reduced by 10% of the principal paid.  The amount of the guaranty at December 31, 2009 was $1,506.  Payments, if any, due under this guaranty are payable after August 15, 2020.

In accordance with the purchase agreements with respect to such acquisitions, from the acquisition dates through December 31, 2009, the residual interests in securitized portfolios and the notes payable were increased by approximately $6,396 as a result of purchase price adjustments.  Adjustments to the receivables based on the performance of the underlying periodic payment receivables, both increases and decreases, could be material in the future.  Permanent impairments are recorded immediately through results of operations.  Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

The purchase agreements contain annual minimum and maximum levels of cash flow that will be retained by the Company after the payment of interest and principal on the notes payable, which are as follows:

Years	Minimum	Maximum

2009	$ 743	$ 880
2010 to final payment on notes payable	$ 1,050	$ 1,150

Final payment on the notes payable expected 2014 related to the Receivables II-A transaction and 2018 for the Receivables II-B Transaction.

The Company believes it will continue to receive significant cash flows after final payment of the notes payable.

The following table presents the key economic assumptions at December 31, 2009 and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions:

Carrying value of residual interests	$42,699
Fair value of residual interest	$41,203
Weighted-average life (in years)	5.9
Expected credit losses	3.2%
Impact on fair value of 10% adverse change	$132
Impact on fair value of 20% adverse change	$264
Discount rate	15.1%
Impact on fair value of 10% adverse change	$2,338
Impact on fair value of 20% adverse change	$4,452

Those sensitivities are hypothetical and should be used with caution.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract the sensitivities.

The carrying value of the Notes Payable – residual interests approximates fair value at December 31, 2009.

3.	Mortgage Loans Receivable and Underlying Mortgage Payable

Our mortgage loan portfolio historically consisted primarily of wrap-around mortgage loans made to Affiliated Limited Partnerships which were subject to non-recourse, underlying mortgages held by unrelated institutional lenders.  Under a wrap-around mortgage loan, the majority of the mortgage payments from the Affiliated Limited Partnerships are used to pay the required monthly principal and interest payments on the underlying mortgage which the wrap-around mortgage “wraps”.  We build equity in the wrap-around mortgage loans over time as the principal balance of the underlying mortgage loans are amortized.  In addition, pursuant to the terms of the wrap-around mortgage loans, we are entitled to receive as additional debt service a portion of the Affiliated Limited Partnerships’ percentage rent income, if any.

At December 31, 2009, our mortgage loan portfolio consisted of 7 wrap-around mortgage loans with a net carrying value of $4,384 and 11 mortgage loans with a net carrying value of $6,058.  All of our mortgage loans are collateral for various debt.  On November 1, 2009, we foreclosed on the Iowa Park property which secured a wrap-around mortgage with a then net carrying value of $212.

The majority of the properties underlying our mortgage loan portfolio are net leased pursuant to leases which require the tenant to pay for all taxes, insurance and other property costs and which provide for lease payments sufficient to amortize the applicable underlying mortgage.  In certain leases, the property owner is required to maintain the roof and structure of the premises.  With respect to 10 of the loans in our mortgage loan portfolio with net carrying values of $6,170 as of December 31, 2009, the tenant of the underlying property is Wal-Mart Stores, Inc.  Accordingly, a bankruptcy of Wal-Mart would have a material negative impact on our ability to realize full value on these loans.

In addition to base rent, the leases to Wal-Mart require the tenant to pay additional rent equal to a percentage of gross receipts from the tenant’s operation of a property above a specified amount.  In all cases where additional rent is payable, a portion of the additional rent is required to be paid to us as additional interest and/or additional debt service on our mortgage.

We also retain the right to refinance or pledge the outstanding mortgage loans underlying our wrap-around mortgage loans provided that the debt service and principal amount of a refinanced loan are no greater than that of the existing wrap-around loan.  We also have the right to arrange senior financing secured by mortgages or properties on which we hold first or second mortgage loans by subordinating such mortgage loans, subject to the limitations set forth above.

The following table presents the activity in the mortgage loans:

	2009	2008
	(in thousands)

Balance, beginning of year	$19,460	$27,655
Collections on loans to affiliates	(1,816)	(3,662)
Adjustment related to forclosures and write off of uncollectible loans	(281)	(4,533)

Balance, end of year	$17,363	$19,460

Unearned interest activity:

	2009	2008
	(in thousands)

Balance, beginning of year	$5,181	$10,773
Amortization included in income	(1,144)	(1,051)
Adjustment related to forclosures and write off of uncollectible loans	-	(4,541)

Balance, end of year	$4,037	$5,181

4.	Allowance for Losses

Allowance for loan loss activity is as follows:

	2009	2008
	(in thousands)

Balance, beginning of year	$2,180	$3,200
Additional provision for loan losses	773	150
Loans satisfied, written-off or written down	(69)	(1,170)

Balance, end of year	$2,884	$2,180

5.	Investments

Real Estate

Our real estate properties consist of (i) eight buildings totaling 347,000 square feet on eight and one half acres located in an industrial park in Kearny, New Jersey leased to various unrelated tenants, which we refer to as the Owned Site, (ii) an 89,000 square foot building on approximately eight acres of land leased to K-Mart in Kearny, New Jersey which is adjacent to the Owned Site, (iii) an interest in a property in Bogota, New Jersey and (iv) five properties which we acquired through foreclosure, including a property located in Iowa Park, Texas which was foreclosed on in November 2009.  During 2009, we sold three previously foreclosed upon properties which were leased to Wal-Mart for net proceeds of $1,788.

The Owned Site-Kearny Property

The Owned Site represents a portion of the Passaic River Development area designated for redevelopment by the town of Kearny, New Jersey, which we refer to as the Kearny Property.  In connection with the redevelopment of the Kearny Property, on December 11, 2007, we entered into a Redeveloper Agreement with the Town of Kearny.  Pursuant to the Redeveloper Agreement, the Town of Kearny designated us as the redeveloper of the Kearny Property.  As redeveloper, we are obligated to redevelop the Kearny Property, at our expense, in accordance with the plans and specifications described therein, subject to review and approval of the Planning Board of the Town of Kearny. The initial plans and specifications provide for the development of up to approximately 150,000 square feet of retail space.  The term of the Redeveloper Agreement along with our rights there under which were originally set to expire on December 31, 2009, was extended to May 1, 2011. If we are in default of any terms or conditions of the Redeveloper Agreement and do not cure within the appropriate time as set forth in the agreement (to the extent that a cure period is provided for such default), the Town of Kearny is afforded a number of rights including the right to terminate the Redeveloper Agreement.

To date, we have not commenced construction with respect to the redevelopment of the Kearny Property and given the current economic environment there can be no assurance that we will commence construction in the near future.  In addition, there can be no assurance that we will be able to obtain the necessary financing to commence or complete redevelopment.

In order to undertake and complete the redevelopment of the Property, we will need to obtain construction financing and, potentially additional loan or equity financing, and given current economic conditions, there can be no assurance that any such additional financing will be obtained on acceptable terms or at all. Additionally, given the current economic conditions, there can be no assurance that the redevelopment will occur within the time period required under the Redevelopment Agreement or at all.

The payment obligations and the completion of all work to be performed by the Redeveloper under the Redeveloper Agreement are jointly and severally guaranteed by Alan Casnoff, the President of the Company, and Lawrence J. Cohen, a stockholder and affiliate of the Company.  Messrs. Casnoff and Cohen are principals of P&A Associates and Pemmil Management, LLC (“Pemmil”), respectively, which have entered into a Developer Services Agreement with the Company with respect to the development of the Property, as described below.  The Company has agreed to indemnify Messrs. Cohen and Casnoff from any liability related to the Redeveloper Agreement.

The Developer Services Agreement (the “Developer Services Agreement”) with P&A Associates and Pemmil (collectively the “Developer”) provides that the Developers will provide services with respect to the development, construction and leasing of the Property.  The Developer’s obligations under the Developer Services Agreement terminates upon the substantial completion of construction and occupancy by the tenants of at least 95% of the retail space to be developed on the Property.

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

The Company has capitalized costs of $1,058 and $856 for the years ended December 31, 2009 and 2008, respectively, related to expenses of this project.

Under the terms of the first Construction Loan Agreement, DVL Holdings was required to begin construction by June 1, 2008.  On June 1, 2008, DVL Holdings entered into Amendment No. 1, whereby the lender agreed to extend the term of the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) to August 1, 2008.  Because of delays, construction did not begin by such date and, therefore, on September 8, 2008 DVL Holdings entered into Amendment No. 2 dated August 1, 2008.  Pursuant to Amendment No. 2, the lender has extended the term of the Predevelopment Loan Phase for an additional six months which ended February 1, 2009 on the condition that the lender shall have no further obligation to make any loan advances.  In addition, the maturity date for payment of the outstanding principal balance of the loan was accelerated effective as of August 1, 2008 making the entire outstanding principal balance of $4,495 (and any accrued and unpaid interest thereon) due and payable on February 1, 2009, the expiration of the Predevelopment Loan Phase.

On January 21, 2009, DVL Holdings, entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the “Agreement”) with Signature Bank (“Signature Bank”), a New York banking corporation in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the “Principal Amount”) pursuant to certain notes in the amount of $4,250 (the “First Note”) and $2,200 (the “Second Note” and collectively with the First Note, the “Notes”).  DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement.  Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note.  The principal amount to be borrowed under the Second Note must be repaid to Signature Bank in the event such funds are not used as provided in the Agreement and the Second Note.  The principal amount outstanding under the Notes bear interest at an annual rate equal to the greater of (i) six percent or (ii) one percent plus the prime rate of interest designated by Signature Bank as its prime rate.  Interest is payable on a monthly basis.  All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the “Maturity Date”) with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes.  The principal amounts of the Notes may be prepaid without penalty.

Pursuant to the Agreement, DVL Holdings has granted to Signature Bank a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereafter all references to the “Property” refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property.  In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of Signature Bank.

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

The Bogota Property

In October 2004, we entered into an agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota, New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay certain of our out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition we own an 8.25% limited partner interest in one of these partnerships.  We are also entitled to receive a percentage of the net sales proceeds.  As of December 31, 2009, the sale has not yet been consummated and the third party continues to lease space. The total expenses to be reimbursed to us are approximately $721 as of December 31, 2009 not including the $50 fee or any amounts to be received as a limited partner.  We have brought an action against the prior tenants of the property for environmental contamination and have received $400 towards the cleanup costs for the property.

Foreclosed Properties

The following table identifies the properties we have acquired through foreclosure and which were held by us at December 31, 2009.

Location	Sq. Ft.	Acreage	Tenant

Brent, AL	34,875	5.34	Vacant
Fort Edward, NY	31,000	6.00	Vacant
Soddy Daisy, TN	56,127	5.91	Vacant
Kennedy, TX	44,752	5.52	Vacant
Iowa Park, TX	43,769	4.36	Vacant

Summary of Real Estate Holdings:

	2009	2008

Land and land improvements	$3,348	$3,146
Buildings	7,565	7,353
Improvements	427	421

Subtotal	11,340	10,920
Less: Accumulated depreciation	1,564	1,349

Total	$9,776	$9,571

Affiliated Limited Partnerships

DVL acquired various interests in Affiliated Limited Partnerships pursuant to the Terms of certain settlement agreements and through purchases.  Allowances are adjusted quarterly based on Management’s estimate of the realizable value.  During 2009 and 2008, DVL recorded income of $133 and $275, respectively, from distributions received from these investments.

The activity on DVL’s investments in Affiliated Limited Partnerships is as follows:

	2009	2008
	(in thousands)

Balance, beginning of year	$657	$781
Various interests acquired through purchases and
foreclosed partner notes	-	-
Distributions received from partnerships	(142)	(275)
Distributions recorded as income	142	275
Change in reserves, net of write-offs	-	(124)

Balance, end of year	$657	$657

Other Investments

In connection with the 1993 Litigation Settlement with three related partnerships that did not participate in the Limited Partner Settlement, DVL received limited partnership interest in three partnerships.  These partnerships’ sole assets are the restructured partnership mortgage loans on the properties leased to Wal-Mart Stores, Inc. by the three related partnerships.  During 2009, DVL foreclosed on two of the properties which are now included in real estate. The remaining investment, which is carried on the equity basis, is currently being carried at $-0-.

6.	Debt, Loans Payable Underlying Wrap-around Mortgages

At December 31, 2009 DVL’s debt is comprised of the following loans payable:

	2009	2008
Loan collateralized by real estate bearing interest at 2.50%
over the 30 day LIBOR rate. Principal plus accrued and unpaid interest were due and payable on February 1, 2009. On
January 21, 2009, the loan was replaced with a new loan for
$4,250 bearing interest at the greater of 6% or 1% above
the bank's prime rate. All outstanding principal and interest
are due January 21, 2011. (1)	$3,501	$4,523

Loans collateralized by real estate bearing interest at a
rate equal to the one month LIBOR Rate plus 2.1%. The loan
payable bears interest at a variable rate. To minimize the
effect of changes in interest rates, the Company entered into an interest rate swap agreement under which
it pays interest at a fixed rate of 5.94%. The variable rate is based on the same notional amount as the
underlying debt. Monthly payment of principal in the
amount of $5 plus accrued interest, maturing July 1, 2011.	3,725	3,792

Loans collateralized by an assignment and pledge of all deposits at the bank and a first security interest in personal
property and fixtures. The loan bears interest at 7.5% per
annum. Principal and interest payments of $5 are due monthly
through maturity, February 1, 2013.	170	216

Loans collateralized by shares of common stock of S2 bearing
interest at 6.25% per annum maturing June, 2012	1,358	1,460

Loan to purchase existing mortgages annual principal payments of $50, bearing interest at prime plus .5% per annum with a
balloon payment originally due 1/31/09 of $1,200. In
January 2009, the lender agreed to recast the loan as a $2,200 term loan to be secured by four first mortgages and a restriction on pledging mortgages for additional debt. Interest is calculated at LIBOR plus 4% and will be self-amortizing over 60 months. The maturity date of the existing loan was extended to February 2014.
To minimize the effect of changes in interest rates, the Company entered into an interest rate swap agreement under which it pays interest at a fixed rate of 6.09%. The variable rate is based on the
same notional amount as the underlying debt.	1,940	1,204

	10,694	11,195

Loan from affiliate bearing interest at 12% per annum
annum compounded monthly (2)	1,129	1,527

	$11,823	$12,722

(1)           The Company and DVL Holdings entered into a Construction Loan Agreement in August 2007 (the “Construction Loan Agreement”) with CapMark Bank (“Capmark”), Urban Development Fund II, LLC (“Urban Fund”) and Paramount Community Development Fund “Paramount” and collectively with CapMark and Urban Fund, the “Lenders”).  Pursuant to the Construction Loan Agreement, the Lenders agreed to extend loans to DVL Holdings in the aggregate principal amount of up to $30.2 million (the “Loans”) to finance construction, acquisition and other costs associated with the redevelopment of the Property.  The loans are secured by a mortgage on certain of the Company’s property located in Kearny, New Jersey and by an assignment of leases on such property.

Under the terms of the Construction Loan Agreement, DVL Holdings was required to begin construction by June 1, 2008.  On June 1, 2008, DVL Holdings entered into Amendment No. 1, whereby the lender agreed to extend the term of the Predevelopment Loan Phase (as defined in the Construction Loan Agreement) to August 1, 2008.  Because of delays, construction did not begin by such date and, therefore, on September 8, 2008, DVL Holdings entered into Amendment No. 2 dated August 1, 2008.  Pursuant to Amendment No. 2, the lender has extended the term of the Predevelopment Loan Phase for an additional six months ending February 1, 2009 on the condition that the lender shall have no further obligation to make any loan advances.  In addition, the maturity date for payment of the outstanding principal balance of the loan was accelerated effective as of August 1, 2008 making the entire outstanding principal balance of $4,495 (and any accrued and unpaid interest thereon) due and payable on February 1, 2009, the expiration of the Predevelopment Loan Phase.

As part of Amendment No. 2, on September 8, 2008, DVL Holdings entered into a Pledge and Security Agreement dated as of August 1, 2008 (the “Pledge and Security Agreement”), with the Lender, whereby DVL Holdings deposited $500 into a blocked account as additional collateral security for the loan under the Construction Loan Agreement.  Additionally, DVL Holdings deposited $160 as an interest reserve to be used during the six-month extension period to pay all interest accrued during such period.  DVL Holdings is entitled to release or withdrawal of the funds deposited from liens and security interests created by the Pledge and Security Agreement in its entirety, upon repayment of the obligations as set forth in said agreement.

On January 21, 2009, DVL Holdings entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the “Agreement”) with Signature Bank (“Signature Bank”), a New York banking corporation in connection with the loan by Signature Bank to the Company of an aggregate amount of up to $6,450 (the “Principal Amount”) pursuant to certain mortgage notes in the amount of $4,250 (the “First Note”) and $2,200 (the “Second Note” and collectively with the First Note, the “Notes”).  DVL Holdings borrowed $4,250 pursuant to the First Note and such funds were used to repay the outstanding borrowings under the Construction Loan Agreement.  Borrowings under the Second Note will be advanced by Signature Bank in the future upon the satisfaction of certain conditions specified in such Note and such funds will be used in accordance with the terms of the Agreement and Second Note.

The principal amount to be borrowed under the Second Note must be repaid to Signature Bank in the event such funds are not used as provided in the Agreement and the Second Note.  The principal amount outstanding under the Notes bear interest at an annual rate equal to the greater of (i) six percent or (ii) one percent plus the prime rate of interest designated by Signature Bank as its prime rate.  Interest is payable on a monthly basis.  All outstanding principal together with accrued and unpaid interest is due on January 21, 2011 (the “Maturity Date”) with the option of DVL Holdings to extend the Maturity Date to January 21, 2012 if certain terms and conditions are met as specified in the Notes.  The principal amounts of the Notes may be prepaid without penalty.

Pursuant to the Agreement, DVL Holdings has granted to Signature Bank a mortgage and security interest in the Owned Site and any additional property acquired by DVL Holdings for the redevelopment project that becomes subject to the lien of the mortgage under the Agreement including certain other property as specified in the Agreement (hereinafter all references to the “Property” refer to the Owned Site and such additional properties) and an assignment of the leases and rents with respect to the Property.  In addition, all obligations under the Notes and the Agreement are guaranteed by the Company pursuant to a guaranty dated January 21, 2009 from the Company in favor of Signature Bank.

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

(2)           The Loan and Security Agreement (the “Pemmil Loan Agreement”) with Pemmil Funding, LLC (“Pemmil”), provides for interest at a rate of 12% per annum, compounded monthly.  Interest is payable monthly on the loan, but the Company may elect not to make any such interest payment when due, and such amount of unpaid monthly interest shall be added to principal.  The Company is required to prepay the loan (plus any accrued and unpaid interest) to the extent that the Company consummates certain capital transactions that result in net proceeds (as defined in the Pemmil Loan Agreement) to the Company.  The obligations under the Pemmil Loan Agreement are secured by a subordinated pledge of the Company’s equity interest in S2 and a first priority lien on two wrap-around mortgages.  The Company may prepay all or a portion of the loan at any time prior to maturity without penalty or premium. In December 2009, the maturity date was extended to December 31, 2011.

Certain members of Pemmil are insiders and/or affiliates of the Company, including Alan Casnoff, the Company’s President and a Director of the Company, and Lawrence J. Cohen who is a beneficial owner of greater than 10% of the Company’s common stock.

The aggregate amount of debt and loans payable underlying wrap-around mortgages (Note 3) maturing during the next five years is as follows:

		Loans Payable
		Underlying Wrap
	Debt	Around Mortgages
	(in thousands)

2010	$672	$598
2011	8,831	208
2012	1,770	186
2013	473	201
2014	77	221
Thereafter	-	1,294

	$11,823	$2,708

7.	Redeemed Notes Payable – Litigation Settlement

In December 1995, DVL completed its obligations under the 1993 Limited Partnership Settlement by, among other things, issuing notes to the plaintiffs (the “Notes”) in the aggregate principal amount of $10,387.

To date, the Company has sent redemption letters to note holders of the then outstanding Notes in the principal amount of approximately $1,161 in the aggregate to redeem the notes in cash at the face value plus accrued interest of approximately $49.  As of December 31, 2009, $440 has been paid and the remaining $770 payable is reflected as a non-interest bearing liability.  As a result of the redemptions, all obligations under the Notes have been satisfied.

8.	Transactions with Affiliates

Management Fee Income Earned

The Company has provided management, accounting, and administrative services to certain entities which are affiliated with NPO Management, LLC (“NPO”) which are entities engaged in real estate lending and management transactions and are affiliated with certain stockholders and insiders of the Company. As compensation, the Company recorded fees of $55 and $57 in 2009 and 2008, respectively.

Management and Other Fees and Expenses Incurred

A.           The Company incurred fees to NPO of $782 and $774 under the Asset Servicing Agreement for 2009 and 2008, respectively, under an Asset Servicing Agreement (the “Asset Servicing Agreement”) between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its affiliated limited partnerships. During 2009 and 2008, the Company provided office space under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company’s New York location.

B.           The Millennium Group, an affiliate of NPO, received approximately $15 and $42 for 2009 and 2008, respectively representing compensation and reimbursement of expenses for collection services on notes payable to the Company.  In addition, in 2009, and 2008, the Company paid or accrued fees of $108 and $108 respectively, to the Millennium Group for additional management and analytical services.

C.           Interest expense on amounts due to Pemmil Funding were $166 and $188 for 2009 and 2008, respectively.

D.           The Philadelphia, Pennsylvania, law firm of Zarwin Baum DeVito (“Zarwin”), of which Alan E. Casnoff, the President and a director of the Company, is of counsel, has acted as counsel to the Company since November 2004.  Legal fees for services rendered by Zarwin to the Company during 2009 did not exceed 5% of the revenues of such firm for its most recent fiscal year.  During 2009 and 2008, the Company and the Affiliated Limited Partnerships paid Zarwin $129 and $130, respectively, for  legal services.

E.           RESIG provides substantially all of the Company’s internal accounting, financial statement preparation and bookkeeping functions on an outsourced basis.  Neil H. Koenig, Chief Financial Officer, is a managing member of RESIG and IKC. RESIG and IKC were paid $76 and $49, respectively during 2009.

9.	Commitments, Contingent Liabilities and Legal Proceedings

Commitments and Contingent Liabilities

Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL’s receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL’s net income (based on accounting principles generally accepted in the United States of America) in the years 2004 through 2012 subject to certain adjustments.  For 2009, we have accrued $21 relating to 5% of our net income less certain adjustments. During 2009 and 2008, the Company expensed approximately $128 and $86, respectively, for amounts due to the fund based on cash flow on mortgage loans of which approximately $0 was accrued at each year end.  These costs have been netted against the gain on satisfaction of mortgages and/or interest on mortgage loans, where appropriate.

The Company leases space to various tenants under lease terms that include escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

The aggregate future minimum fixed lease payments receivable under non-cancellable leases at December 31, 2009 are as follows:

Year Ending	Amount

2010	$450
2011	199
2012	78
2013	78
2014	45
Thereafter	-

$850

DVL leases premises comprising approximately 5,600 square feet.  The lease for such office space is due to expire on March 31, 2015.  The base rent of $216 per annum increases to $386 and then $409 over the extended term of the lease, plus real estate and operating expense escalation clauses.  Rent expense was $391 and $369 in 2009 and 2008, respectively, and net of reimbursements from subtenants, rent expense was $121 and $132, respectively.

The future minimum rentals during the next five years are as follows:

Year Ending	Amount

2010	$386
2011	386
2012	386
2013	405
2014	409
Thereafter	102

$2,074

The Asset Servicing Agreement, pursuant to which NPO is providing the Company with administrative and advisory services, requires monthly payments of approximately $62 through March 2011, with cost of living increases, payments aggregated $782 and $774, in 2009 and 2008, respectively.

10.	Shareholders’ Equity

Preferred and Common Stock

The 100 shares of issued preferred stock carry no specified dividends but do receive any preferred stock dividend approved by the Board.  To date, no dividend has been authorized by the Board.  On liquidation, the preferred stock is paid at face value before the common stock.

Restriction on Certain Transfers of Common Stock

Each share of the stock of the Company included a restriction prohibiting sale, transfer, disposition or acquisition of any stock until September 30, 2009 without prior consent of the Board of Directors of the Company by any person or entity that owns or would own 5% or more of the issued and outstanding stock of the Company if such sale, purchase or transfer would, in the opinion of the Board, jeopardize the Company’s preservation of its federal income tax attributes under Section 382 of the Internal Revenue Code.

In July 2008, the Company purchased 522,200 shares of its common stock, par value $0.01 per share, for a total purchase price of $63 or $0.12 per share, in a privately negotiated transaction with an unaffiliated seller.

Stock Option Plans

DVL’s 1996 Stock Option Plan, as amended (the “Plan”) provided for the grant of options to purchase up to 2,500,000 shares of Common Stock to directors, officers and key employees of DVL.  It included automatic grants of 15,000 options to individuals upon their becoming non-employee directors, as well as annual grants of 15,000 options to each non-employee director.

All options are non-qualified stock options.

As of December 31, 2009 and 2008, there were outstanding 445,000 and 625,000 ten year options, respectively.  During 2009, options to purchase 180,000 shares, originally issued in 1999, expired and were cancelled.  The Plan remained in effect until March 31, 2006, its termination date, and was not renewed by the Company.  No options may be granted under the Plan subsequent to the termination of the Plan.

The following table summarizes the activity under the Plan:

	2009				2008
	Shares	Weighted Average Excise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)	Shares	Weighted Average Excise Price

Options outstanding at Beginning of Year	625,000	$0.13	2.37	$-	678,000	$0.14

Granted	-	-			-	-

Cancelled	180,000	0.21	0.33	-	45,000	0.13

Excercised	-	-	-	-	8,000	0.08

Options Outstanding at End of Year	445,000	0.10	2.20	$5	625,000	$0.13

Options Excercisable at End of Year	445,000	$0.10	2.20	$5	625,000	$0.13

Warrants Redeemable in Stock

During 2001, the Company, in connection with the purchase of the residual interests, issued warrants to purchase 3,000,000 shares of common stock with an exercise price of $0.20 per share which expires as follows:  warrant for 2,000,000 shares – February 2011; warrant for 1,000,000 shares – August 2011.

11.	Income Taxes

The (provision) benefit for income taxes for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Current Provision
Federal	$108	$(73)
State	-	(219)

Total Current Provision	108	(292)

Deferred Provision
Federal	(189)	(486)
State	-	-

Total Deferred (Expense) Benefit	(189)	(486)

Total (Expense) Benefit	$(81)	$(778)

The Company’s effective income tax rate as a percentage of income differed from the U.S. federal statutory rate as shown below:

	2009	2008

U.S. Federal Statutory Rate	34.0%	34.0%

Change in Valuation Allowance and Utilization of Unrecognized Deferred Tax Assets	-28.7%	-0.3%

Effective Income Tax Rate	5.3%	33.7%

Deferred taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes.  The components of the provision for deferred taxes were as follows:

	2009	2008

Allowance for Losses	$(273)	$569
Tax basis of forclosed land/building in excess of book	(393)	(2,256)
Notes Payable Litigation Settlement	2	-
Carrying Value of LP Investments	(246)	(1,626)
NOL Carryforward	1,025	1,881
Retained Interests	1,213	935
Mortgage Loans	67	23
Change in Valuation Allowance	(1,206)	960

Total Deferred Expense (Benefit)	$189	$486

The significant components of deferred tax assets and liabilities were as follows:

	2009	2008

Allowance for Losses	$1,121	$848
Tax basis of forclosed land/building in excess of book	2,649	2,256
Notes Payable Litigation Settlement Redeemed Notes	300	302
Other	146	174
Carrying Value of LP Investments	289	15
NOL Carryforward	206	1,231
Retained Interests	9,651	10,864
Mortgage Loans	2,670	2,737

Deferred Tax Asset	17,032	18,427

Valuation Allowance	(14,964)	(16,170)

Net Deferred Tax Asset	$2,068	$2,257

At December 31, 2009, the Company had aggregate unused net operating loss carry forwards of approximately $530, available to reduce future taxable income, expiring through 2019.

12.	Segment Information

The Company has two reportable segments; real estate and residual interests.  The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in Affiliated Limited Partnerships which own real estate.  The residual interests business is comprised of investments in residual interests in securitized receivable portfolios.  The Corporate/other net income (loss) of $119 and $(472) in 2009 and 2008, respectively, include $189 and $486 of deferred income tax expense, respectively.

	2009	2008

Revenues
Residual interests	$6,293	$5,994
Real estate	3,101	3,972
Corporate / other	82	65

Total consolidated revenues	$9,476	$10,031

Net income (loss)
Residual interests	$3,635	$3,110
Real estate	(2,142)	(998)
Corporate / other	119	(472)

Total income from continuing operations	$1,612	$1,640

	As of	As of
	December 31, 2009	December 31, 2008

Assets
Residual interests	$42,699	$45,789
Real estate	23,704	27,019
Corporate / other	2,068	2,257

Total consolidated assets	$68,471	$75,065

13.	Discontinued Operations

During the years ended December 31, 2009 and 2008, the Company disposed of certain real estate properties.  The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with our accounting policy.

Discontinued operations for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Income	$-	$252
Expenses	222	272

Loss from discontinued operations before gain on sale	(222)	(20)

Gain (loss) on sale	47	(90)

Loss from discontinued operations	$(175)	$(110)

Other assets and other liabilities of discontinued operations at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Assets of discontinued operations	$-	$1,873

14.	Subsequent Events

On January 15, 2010, the Company sold the Iowa Park, Texas property for net proceeds of $162 which resulted in a net loss of approximately $50 in the first quarter of 2010.