Form 10-Q
period 2010-03-31
DVL INC /DE/
filed 2010-05-14
CIK 215639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the issuer’s classes of common equity, as of May 14, 2010 was:

Class	Number of Shares

Common Stock, $.01 par value	44,770,345

DVL, INC. AND SUBSIDIARIES

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Residual interests in securitized portfolios	$40,805	$42,699

Mortgage loans receivable from affiliated partnerships (net of unearned interest of $3,721 for 2010 and $4,037 for 2009)	13,308	13,326

Allowance for loan losses	(2,884)	(2,884)

Net mortgage loans receivable	10,424	10,442

Cash (including restricted cash of $269 for 2010 and $274 for 2009)	1,199	1,067

Investments
Real estate at cost (net of accumulated depreciation and
amortization of $1,618 for 2010 and $1,564 for 2009)	9,272	9,564

Affiliated limited partnerships (net of allowance for
losses of $375 for 2010 and 2009)	657	657

Net deferred tax asset	1,969	2,068

Other assets	1,682	1,762

Assets of discontinued operations	-	212

Total assets	$66,008	$68,471

(continued)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(continued)

	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Notes payable - residual interests	$25,551	$28,155
Underlying mortgages payable	2,545	2,708
Debt - other	10,544	10,694
Debt - affiliates	1,162	1,129
Interest rate swaps	174	176
Security deposits, accounts payable and accrued
liabilities (including deferred income of $210
for 2010 and $71 for 2009)	1,263	1,194
Total liabilities	41,239	44,056

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value, authorized, issued
and outstanding 100 shares	1	1
Preferred stock, $.01 par value, authorized 5,000,000
shares, issued and outstanding -0-	-	-
Common stock, $.01 par value, authorized 90,000,000
shares, issued and outstanding 44,770,345 for 2010 and
2009	448	448
Additional paid-in-capital	97,003	97,003
Deficit	(72,535)	(72,861)
Accumulated other comprehensive loss	(148)	(176)
Total shareholders' equity	24,769	24,415

Total liabilities and shareholders' equity	$66,008	$68,471

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2010	2009

Income from affiliates:

Interest on mortgage loans	$486	$528
Partnership management fees	60	53
Management fees	121	153
Transaction and other fees from partnerships	1	25
Distributions from partnerships	52	76

Income from others:

Interest income - residual interests	1,592	1,542
Net rental income (including depreciation and
amortization of $25 for 2010 and $50 for 2009)	128	66
Other income and interest	8	21

	2,448	2,464

Operating expenses:

General and administrative	480	584
Asset servicing fee - NPO Management LLC	195	195
Legal and professional fees	214	73
Provision for loan losses	-	100
Provision for impairment	245	-

Interest expense:

Underlying mortgages	50	64
Notes payable - residual interests	542	689
Affiliates	34	45
Others	213	344

	1,973	2,094

Income from continuing operations before income tax expense	475	370

Income tax expense	(99)	-

Income from continuing operations	376	370

(Loss) income from discontinued operations - net of tax of $-0- in
both periods	(50)	7

Net income	$326	$377

(continued)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)
(continued)

	Three Months Ended
	March 31,

	2010	2009

Basic earnings per share:

Income from continuing operations	$0.01	$0.01
(Loss) income from discontinued operations	-	-

Net Income	$0.01	$0.01

Diluted earnings per share:
Income from continuing operations	$0.01	$0.01
(Loss) income from discontinued operations	-	-

Net Income	$0.01	$0.01

Weighted average shares outstanding - basic	44,770,345	44,770,345
Effect of diluted securities	55,317	34,445

Weighted average shares outstanding - diluted	44,825,662	44,804,790

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In		Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Income

Balance - January 1, 2010	100	$1	44,770,345	$448	$97,003	$(72,861)	$(176)	$24,415	$-

Amortization of deferred loss on interest rate swap agreements	-	-	-	-	-	-	28	28	28

Net income	-	-	-	-	-	326	-	326	326

Balance - March 31, 2010	100	$1	44,770,345	$448	$97,003	$(72,535)	$(148)	$24,769	$354

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2010	2009

Cash flows from operating activities:

Continuing operations:
Net Income	$326	$377
Loss (gain) from discontinued operations	50	(7)
Adjustments to reconcile income to net cash provided by
(used in) operating activities from continuing operations
Interest accretion on residual interests	(53)	(59)
Net decrease in accrued interest on debt	(5)	(7)
Depreciation and amortization	79	61
Provision for loan losses	-	100
Provision for impairment	245	-
Amortization of unearned interest on loans receivable	(316)	(298)
Net decrease in deferred tax asset	99	-
Net decrease in other assets	80	345
Net (decrease) increase in accounts payable, security deposits
and accrued liabilities	(70)	156
Net increase in deferred income	139	100
Net cash provided by continuing operations	574	768

Discontinued operations:
(Loss) gain from discontinued operations	(50)	7
Loss (gain) on sale of discontinued assets	50	(120)
Net decrease in assets and liabilities of
discontinued operations	-	5
Cash used in discontinued operations	-	(108)

Net cash provided by operating activities	574	660

(continued)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(continued)

	Three Months Ended
	March 31,

	2010	2009

Cash flows from investing activities:

Collections on loans receivable	$334	$467
Principal collections on retained interests	1,427	388
Real estate capital improvements	(6)	(6)
Net proceeds from the sale of discontinued assets	162	595

Net cash provided by investing activities	1,917	1,444

Cash flows from financing activities:

Proceeds from new borrowings	-	4,250
Principal payments on debt	(112)	(4,623)
Payments of prepaid financing costs	-	(68)
Payments on underlying mortgages payable	(163)	(296)
Payments on notes payable - residual interest	(2,084)	(986)
Payments related to debt redemptions	-	(5)

Net cash used in financing activities	(2,359)	(1,728)

Net increase in cash	132	376
Cash, beginning of period	1,067	496

Cash, end of period	$1,199	$872

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$813	$972

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Residual interests in securitized portfolios -
increase / (decrease)	$(520)	$498
Notes payable - residual interests -
increase / (decrease)	$(520)	$498

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands unless otherwise noted
(except share and per share amounts)

1.	Basis of Presentation

DVL, Inc. (“DVL” or the “Company”) is a Delaware corporation headquartered in New York, New York.  DVL is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which DVL serves as general partner, which we refer to as an Affiliated Limited Partnership, (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services.   In the opinion of DVL, the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company’s operations for the three months ended March 31, 2010 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Reclassifications

Certain amounts from 2009 have been reclassified to conform to the 2010 presentation.

3.	Residual Interests in Securitized Portfolios

The Company, through its wholly-owned consolidated subsidiary, S2 Holdings, Inc. (“S2”), owns 99.9% Class B member interests in Receivables II-A LLC, a limited liability company (“Receivables II-A”) and Receivables II-B, LLC, a limited liability company (“Receivables II-B”).  The Class B member interests, which are consolidated into S2 for financial statement reporting purposes, entitle the Company to be allocated 99.9% of all items of income, loss and distribution of Receivables II-A and Receivables II-B.  Receivables II-A and Receivables II-B receive all the residual cash flow from five securitized receivable pools after payment to the securitized note holders.  The Company considered whether member interests should be considered variable interest entities, when consolidating S2’s ownership of its member interests and determined that S2’s member interests do not meet the definition of variable interest entities.

In accordance with the purchase agreements entered into with respect to the residual interests, adjustments are made to the receivables and notes payable based on the performance of the underlying periodic payment receivables, both increases and decreases, and could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the retained interest.

4.	Investments

Real Estate

The Owned Site-Kearny Property

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

The Company has capitalized costs exclusive of land and building, of $1,064 and $1,058 at March 31, 2010 and at December 31, 2009, respectively, related to the development of this project.

In order to undertake and complete the redevelopment of the Property, we will need to obtain additional construction financing and, additional loan and equity financing.  Given the current economic conditions, there can be no assurance that any such additional financing will be obtained on acceptable terms or at all. Additionally, given the current economic conditions there can be no assurance that the redevelopment will occur in the five year period required under the Redevelopment Agreement or at all.

The Bogota Property

In October 2004, we entered into an agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota, New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay certain of our out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition, we own an 8.25% limited partner interest in one of these partnerships.  As of March 31, 2010, the sale has not yet been consummated. The sale of the property is subject to environmental remediation which needs to be completed, which will require the Company to expend additional amounts in excess of the $721 previously expended.  The Company cannot currently estimate the future amounts to be expended.  There can be no assurance that the sale will be consummated and the Company will receive its reimbursements.  The third party continues to lease space. The net expenses to be reimbursed to us are approximately $721 as of March 31, 2010 not including the $50 fee or any amounts to be received as a limited partner.

Foreclosed Properties

The following table identifies the properties we have acquired through foreclosure and which were held at March 31, 2010.

Location	Sq. Ft.	Acreage	Tenant

Brent, AL	34,875	5.34	Vacant
Fort Edward, NY (1)	31,000	6.00	Vacant
Soddy Daisy, TN	56,127	5.91	Vacant
Kennedy, TX	44,752	5.52	Vacant

(1)
In 2002 the Company acquired the Fort Edward property through foreclosure from an affiliated limited partnership.  The Company subsequently discovered that the property had contamination which required environmental remediation.  To date the Company has expended $1,050 for environmental remediation costs.  The environmental remediation will require the Company to expend additional amounts in excess of the amounts previously expended.  The Company cannot currently estimate the future amounts to be expended.  The property cannot be sold or otherwise developed until the environmental remediation is completed.  The Company has filed a lawsuit against the parties it believes are responsible for causing the environmental contamination.  The litigation is ongoing, however there can be no assurance the Company will be successful in recovering any funds as a result of the litigation.

5.	Transactions with Affiliates

Management Fee Income Earned

The Company has provided management, accounting, administrative services and office space to certain entities which are affiliated with NPO Management, LLC (“NPO”) which are entities engaged in real estate ownership, lending and management.  As compensation, the Company recorded fees of $121 and $153 during the three months ended March 31, 2010 and 2009, respectively

Management and Other Fees and Expenses Incurred

The Company incurred fees to NPO of $195 for each of the three month periods ended March 31, 2010 and 2009, under an Asset Servicing Agreement (the “Asset Servicing Agreement”) between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its affiliated limited partnerships. During 2010 and 2009, the Company provided office space under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company’s New York location.

The Millennium Group, an affiliate of NPO, received approximately $27 for each of the three month periods ended March 31, 2010 and 2009, respectively, representing additional management and analytical services.

Interest expense on amounts due to Pemmil Funding LLC, members of which are our President and Chief Executive Officer and members of NPO and their affiliates, with respect to its loan to DVL were $34 and $45 for the three months ended March 31, 2010 and 2009, respectively.

6.	Commitments, Contingent Liabilities and Legal Proceedings

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

7.	Cash Flow Hedges

The Company uses derivatives to manage risks related to interest rate movements on its floating rate loans.  Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value, the Company has established accounting and reporting standards for derivative instruments.  Specifically, all derivatives are recognized as either assets or liabilities on the balance sheet and those instruments are measured at fair value.  As of January 1, 2010, the Company decided to discontinue the use of hedge accounting.  Accordingly, changes in the fair value of derivatives will be reported as a component of interest expense in the Consolidated Statements of Operations.  Additionally, the balance that existed in other comprehensive income in the Consolidated Statement of Shareholders’ Equity as of December 31, 2009 will be amortized through the income statement over the remaining lives of the swap transactions on a straight-line basis.

The following table summarizes the notional values of the Company’s derivative financial instruments. The notional value provides an indication of the extent of the Company’s involvement in these instruments on March 31, 2010, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,689	5.94%	July 1, 2011	$ (148)

Interest rate swap agreement	$ 1,814	6.09%	February 1, 2014	$ (26)

8.	Earnings per share

The following table presents the computation of basic and diluted per share data for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,

	2010			2009

		Weighted Average			Weighted Average
		Number of	Per Share		Number of	Per Share
	Amount	Shares	Amount	Amount	Shares	Amount

Basic EPS,
Net income available to common shareholders	$326	44,770,345	$0.01	$377	44,770,345	$0.01

Effect of dilutive stock options	-	55,317		-	34,445

Diluted EPS,
Net income available to common shareholders	$326	44,825,662	$0.01	$377	44,804,790	$0.01

9.	Segment Information

The Company has two reportable segments; real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $2 in 2010 includes $99 of deferred income tax expense.

	Three Months Ended
	March 31,

	2010	2009

Revenues
Residual interests	$1,592	$1,542
Real estate	848	901
Corporate / other	8	21
Total consolidated revenues	$2,448	$2,464

Net income (loss)
Residual interests	$1,043	$846
Real estate	(669)	(562)
Corporate / other	2	86
Total income from continuing operations	$376	$370

	As of	As of
	March 31, 2010	December 31, 2009

Assets
Residual interests	$40,805	$42,699
Real estate	23,234	23,704
Corporate / other	1,969	2,068
Total consolidated assets	$66,008	$68,471

10.	Fair Value of Financial Instruments

Assets and Liabilities Recorded at Fair Value

The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on whether the inputs utilized in the valuation are observable: Level 1 - inputs are quoted prices in active markets for the identical assets or liabilities; Level 2 - inputs other than quoted prices that are directly or indirectly observable through market-corroborated inputs; and Level 3 - inputs are unobservable, or observable but cannot be market-corroborated, requiring the Company to make assumptions about pricing by market participants.  The following table sets forth information for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		March 31, 2010
Description	Carrying Value	Level 1	Level 2	Level 3

Liabilities:

Interest Rate Swaps	$174	$-	$174	$-

		December 31, 2009
Description	Carrying Value	Level 1	Level 2	Level 3

Liabilities:

Interest Rate Swaps	$176	$-	$176	$-

Fair Value of Financial Instruments

In addition to the above liabilities which are recorded at fair value, the Company is also required to disclose the fair value of financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value.   In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  Those assumptions are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows.  The following table details the fair value of the Company’s financial instruments:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Residual Interests in Securitized Portfolios	$40,805	$40,689	$42,699	$41,203

Notes Payable - Residual Interests	25,551	25,551	28,155	28,155

11.	Discontinued Operations

During 2010 and 2009, the Company disposed of certain real estate properties.  The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with our accounting policy.

As of March 31, 2010, the activities of our Iowa Park, Texas property which was previously foreclosed on have been included in discontinued operations. This property was sold during January 2010 for net proceeds of $162 which resulted in a loss from the sale of discontinued operations of approximately $50.  As of March 31, 2009, the activities of four foreclosed properties have been included in discontinued operations.

Discontinued operations for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended March 31,

	2010	2009

Income	$-	$16
Expenses	-	129

Loss from discontinued operations before gain on sale	-	(113)

(Loss) gain on sale	(50)	120

(Loss) gain from discontinued operations	$(50)	$7

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation and its management team. DVL’s shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. All references to “DVL”, “we”, “us”, “our”, or the “Company” refer to DVL, Inc. and its consolidated subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying financial statement notes appearing elsewhere herein and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least the next twelve months.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $30 for the three months ended March 31, 2010.  Cash flow in any given quarter is not necessarily indicative of the cash flow from any other quarter because of the seasonality of cash receipts and disbursements.

Many of the mortgages currently held by us have underlying loans or are pledged to secure debt, which are serviced by much if not all of the cash flow generated from the repayment of our mortgage portfolio.  During 2008 and 2009, we foreclosed on six of our mortgage loans due to the Affiliated Limited Partnerships’ failure to pay amounts due on such loans.  At the time of the foreclosure, the mortgages had a combined carrying value of $2,760.  During the quarter ended March 31, 2010 we sold one of these properties for net proceeds of $162, which resulted in a loss of $50.  During the quarter ended March 31, 2009, we sold one of these properties and received net proceeds of $595, which resulted in a gain of $120.  All of the properties are being held for lease or sale and at March 31, 2010 remain vacant and unsold.  As a result, we are obligated for all costs at these properties including property taxes and insurance.  Considering the status of the property markets and the location of our properties there can be no assurance regarding future leasing or sale of the properties.

Our current strategy is to continue to maximize the value of our assets and meet our short-term working capital needs by continuing to manage, administer and service our existing portfolio and develop, lease and refinance or sell an 8.5 acre retail site located in Kearny, NJ which we have owned for many years and for which we have been designated as developer by the Town of Kearny.   However, because of the current economic conditions, the development of the Kearny property will take longer than originally projected.  In the current economic market there is no assurance that the project will be successful or that the redevelopment can be completed.  In addition, in order for us to undertake the redevelopment of such property, we need to obtain construction financing, and, additional loan and equity financing.  Given current economic conditions, there can be no assurance that any such financing will be obtained on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had income or losses from continuing operations from each of our business segments as follows:

	2010	2009

Residual interests segment	$1,043	$846
Real estate segment	(669)	(562)
Corporate / other	2	86
Income from continuing operations	$376	$370

Interest income on mortgage loans from affiliates decreased to $486 as a result of principal amortization on certain mortgage loans.  Interest expense decreased as a result of anticipated loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

	2010	2009

Interest on mortgage loans	$486	$528
Interest expense on underlying mortgages	$50	$64

Interest income on residual interest increased due to favorable changes in future cash flow which are recognized as interest over the remaining life of the retained interests. Interest expense on the related notes payable decreased as a result of principal amortization.

	2010	2009

Interest income on residual interests	$1,592	$1,542
Interest expense on related notes payable	$542	$689

Net rental income increased primarily as a result of increased gross rental income and lower expenses on vacant properties held for lease.

	2010	2009

Net rental income from others	$128	$66
Gross rental income from others	$320	$306

General and administrative expenses decreased primarily as a result of a decrease in the number of employees and a reduction in overall employment costs.

	2010	2009

General and administrative	$480	$584

The asset servicing fee paid to NPO Management LLC, the entity which is engaged by us to provide us with management services, is calculated pursuant to the terms of the Asset Servicing Agreement, which calls for an adjustment to reflect changes in the consumer price index.

	2010	2009

Asset servicing fee	$195	$195

Legal and professional fees increased primarily as a result of hiring RESIG as our outsourced accounting function and a change in our independent registered public accounting firm during the fourth quarter of 2009.

	2010	2009

Legal and professional	$214	$73

We recorded an additional provision for losses on our mortgage portfolio of $100 for the three months ended March 31, 2009 due to underlying changes in the value of the collateral.  No such loss was recorded for the three months ended March 31, 2010.

	2010	2009

Provision for loan losses	$0	$100

We recorded a provision for impairment on our real estate portfolio of $245 for the three months ended March 31, 2010 due to a potential transaction on the Brent, Alabama property.

	2010	2009

Provision for impairment	$245	$0

Interest expense to affiliates decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 as a result of decreased amount of outstanding debt owed to affiliates.

	2010	2009

Interest expense to affiliates	$34	$45

Interest expense relating to other debts decreased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of deferred financing costs being fully amortized.

	2010	2009

Interest expense – others	$213	$344

We recognized $99 of deferred income tax expense for the three months ended March 31, 2010.  The deferred tax impact resulted primarily from the deferred expense related to the changes in the components of deferred tax assets.  No such deferred income tax was recognized for the three months ended March 31, 2009.

	2010	2009

Income tax expense	$99	$0

Discontinued operations consist of the operations of business segments we consider as held for sale or have disposed of.

	2010	2009

(Loss) gain from discontinued operations	$(50)	$7

Liquidity and Capital Resources

Our cash balance was $1,199 at March 31, 2010, compared with $1,067 at December 31, 2009.  This increase was due to $574 of net cash provided by operating activities and $1,917 of net cash provided by investing activities, offset by $2,359 of net cash used in financing activities.

Our cash flow from operating activities is generated principally from rental income from our ownership of real estate, distributions in connection with our residual interests in securitized portfolios, interest on our mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

Our cash flow from investing activities is generated primarily from principal collections on retained interests and to a lesser extent from collections of loan receivables and net proceeds from the sale of our Iowa Park, Texas property.

Our cash used in financing activities consisted primarily of payments on notes payable relating to residual interests and to a lesser extent principal payments on our debt and underlying mortgages.

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least the next twelve months.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $30 for the three months ended March 31, 2010.  Cash flow in any given quarter is not necessarily indicative of the cash flow from any other quarter because of the seasonality of cash receipts and disbursements.

With respect to our residual interests, pursuant to the terms of the purchase agreements, there are annual minimum and maximum levels of cash flow that we are entitled to retain, after the payment of interest and principal on the notes payable.    Effective January 1, 2010 through the final payment to the holder of the notes payable (expected to be 2014 and 2018 for Receivables II-A and Receivables II-B, respectively), the annual minimum and maximum levels are $1,050 and $1,150, respectively.

Outstanding Financings

Outstanding loans payable as of March 31, 2010 which are scheduled to become due through 2014 are as follows:

Creditor	Original Loan Amount	Outstanding Balance Including Accrued Interest at March 31, 2010	Interest Rate	Annual Debt Service	Maturity	Amount due at Maturity

Pemmil (1)	$ 2,500	$ 1,162	12%	(1)	12/31/11	$ 1,162

Unaffiliated Bank (2)	$ 2,200	$ 1,824	LIBOR + 4%	(2)	02/01/14	$ -0-

Unaffiliated Bank (3)	$ 1,500	$ 1,357	6.25%	(3)	06/05/12	$ 1,050

Unaffiliated Bank (4)	$ 6,450	$ 3,498	>of 6% or Prime +1%	(4)	01/21/11	$ 3,498

Unaffiliated Bank	$ 250	$ 157	7.5%	$60	02/01/13	$ -0-

Unaffiliated Bank (5)	$ 3,800	$ 3,708	LIBOR + 2.1%	(5)	07/01/11	$ 3,598

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

(3)	Loan requires monthly payments of interest only as well as an annual principal payment of $100.

(4)
Initial advance under the loan was $4,250 with an additional $2,200 to be advanced upon the satisfaction of certain conditions, if at all.  Requires payments of interest only.  One year extension option subject to certain terms and conditions.

(5)	Secured by a certain building on the Owned-Site. Requires annual debt service of approximately $292.

We use derivatives to manage risks related to interest rate movements on our floating rate debt.  Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value.  During September 2008, the Company entered into an interest rate swap agreement related to one of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of March 31, 2010, in the amount of $148.  During April 2009, the Company entered into a second interest rate swap agreement related to another of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of March 31, 2010 in the amount of $26.  This value represents the fair value of the current difference in interest paid and received under the swap agreements over the remaining term of the agreements.  As of January 1, 2010 we decided to discontinue the use of hedge accounting.  Accordingly, changes in the fair value of derivatives will be reported as a component of interest expense in the consolidated statements of operations.  Additionally, the balance that existed in other comprehensive income in the Consolidated Statement of Shareholders’ Equity as of December 31, 2009 will be amortized through the income statement over the remaining lives of the swap transactions on a straight-line basis. The following table summarizes the notional values of our derivative financial instruments.  The notional value provides an indication of the extent of our involvement in these instruments on March 31, 2010, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,689	5.94%	July 1, 2011	$ (148)

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

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 1,814	6.09%	February 1, 2014	$ (26)

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

ITEM 4T.  CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

EXHIBIT INDEX

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

10.54
Amended and Restated Loan and Security Agreement, dated as of December 31, 2009, by and between DVL, Inc. and Pemmil Funding, LLC. (Incorporated by reference to DVL’s Form 10-K for the year ended December 31, 2009.)

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

May 14, 2010