Form 10-Q
period 2010-06-30
DVL INC /DE/
filed 2010-08-13
CIK 215639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of shares outstanding of the issuer’s classes of common equity, as of August 12, 2010 was:

Class	Number of Shares

Common Stock, $.01 par value	44,770,345

DVL, INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information:	Pages

Item 1. – Financial Statements:

	Consolidated Balance Sheets – June 30, 2010 (unaudited) and December 31, 2009	2 – 3

	Consolidated Statements of Operations – Three Months Ended June 30, 2010 (unaudited) and 2009 (unaudited)	4 – 5

	Consolidated Statements of Operations – Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited)	6 - 7

	Consolidated Statement of Shareholders’ Equity – June 30, 2010 (unaudited)	8

	Consolidated Statements of Cash Flows – Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited)	9 - 10

	Notes to Consolidated Financial Statements (unaudited)	11 - 17

	Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 25

	Item 3. – Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4T. - Controls and Procedures	25

Part II	Other Information:

	Item 6. – Exhibits	26 - 31

	Signatures	31

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Residual interests in securitized portfolios	$39,314	$42,699

Mortgage loans receivable from affiliated partnerships (net of unearned interest of $3,525 for 2010 and $4,037 for 2009)	13,105	13,326

Allowance for loan losses	(2,911)	(2,884)

Net mortgage loans receivable	10,194	10,442

Cash (including restricted cash of $280 for 2010 and $274 for 2009)	1,180	1,067

Investments
Real estate at cost (net of accumulated depreciation and amortization of $1,658 for 2010 and $1,553 for 2009)	9,140	9,239

Affiliated limited partnerships (net of allowance for losses of $375 for 2010 and 2009)	657	657

Net deferred tax asset	2,027	2,068

Other assets	1,848	1,762

Assets of discontinued operations	-	537

Total assets	$64,360	$68,471

(continued)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(continued)

	June 30,	December 31,
	2010	2009
	(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Notes payable - residual interests	$23,255	$28,155
Underlying mortgages payable	2,404	2,708
Debt - other	10,296	10,694
Debt - affiliates	1,123	1,129
Interest rate swaps	156	176
Security deposits, accounts payable and accrued liabilities (including deferred income of $281 for 2010 and $71 for 2009)	1,620	1,194
Total liabilities	38,854	44,056

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value, authorized, issued and outstanding 100 shares	1	1
Preferred stock, $.01 par value, authorized 5,000,000 shares, issued and outstanding -0-	-	-
Common stock, $.01 par value, authorized 90,000,000 shares, issued and outstanding 44,770,345 for 2010 and 2009	448	448
Additional paid-in-capital	97,003	97,003
Deficit	(71,825)	(72,861)
Accumulated other comprehensive loss	(121)	(176)
Total shareholders' equity	25,506	24,415

Total liabilities and shareholders' equity	$64,360	$68,471

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,

	2010	2009

Income from affiliates:

Interest on mortgage loans	$484	$585
Partnership management fees	63	56
Management fees	122	114
Transaction and other fees from partnerships	-	1
Distributions from partnerships	57	30

Income from others:

Interest income - residual interests	1,573	1,541
Net rental income (including depreciation and amortization of $28 for 2010 and $46 for 2009)	25	117
Other income and interest	12	4

	2,336	2,448

Operating expenses:

General and administrative	441	392
Asset servicing fee - NPO Management LLC	200	196
Legal and professional fees	191	86
Provision for loan losses	27	25
Limited Partner Settlement Expense	40	-

Interest expense:

Underlying mortgages	46	61
Notes payable - residual interests	493	676
Affiliates	35	41
Others	198	212

	1,671	1,689

Income from continuing operations before income tax benefit (expense)	665	759

Income tax benefit (expense)	45	(33)

Income from continuing operations	710	726

Loss from discontinued operations - net of tax of $-0- in both periods	-	(64)

Net income	$710	$662

(continued)
See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)
(continued)

	Three Months Ended
	June 30,
	2010	2009

Basic earnings per share:

Income from continuing operations	$0.01	$0.01
(Loss) income from discontinued operations	-	-

Net Income	$0.01	$0.01

Diluted earnings per share:
Income from continuing operations	$0.01	$0.01
(Loss) income from discontinued operations	-	-

Net Income	$0.01	$0.01

Weighted average shares outstanding - basic	44,770,345	44,770,345
Effect of diluted securities	62,941	27,500

Weighted average shares outstanding - diluted	44,833,286	44,797,845

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2010	2009

Income from affiliates:

Interest on mortgage loans	$970	$1,097
Partnership management fees	123	109
Management fees	243	267
Transaction and other fees from partnerships	1	26
Distributions from partnerships	109	106

Income from others:

Interest income - residual interests	3,165	3,083
Net rental income (including depreciation and amortization of $53 for 2010 and $46 for 2009)	153	159
Other income and interest	20	25

	4,784	4,872

Operating expenses:

General and administrative	921	965
Asset servicing fee - NPO Management LLC	395	391
Legal and professional fees	405	159
Provision for loan losses	27	125
Limited Partner Settlement Expense	40	-

Interest expense:

Underlying mortgages	96	125
Notes payable - residual interests	1,035	1,365
Affiliates	69	86
Others	411	556

	3,399	3,772

Income from continuing operations before income tax benefit (expense)	1,385	1,100

Income tax benefit (expense)	(54)	(33)

Income from continuing operations	1,331	1,067

Loss from discontinued operations - net of tax of $-0- in both periods	(295)	(28)

Net income	$1,036	$1,039

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)
(continued)

	Six Months Ended
	June 30,
	2010	2009

Basic earnings per share:

Income from continuing operations	$0.02	$0.02
(Loss) income from discontinued operations	-	-

Net Income	$0.02	$0.02

Diluted earnings per share:
Income from continuing operations	$0.02	$0.02
(Loss) income from discontinued operations	-	-

Net Income	$0.02	$0.02

Weighted average shares outstanding - basic	44,770,345	44,770,345
Effect of diluted securities	59,278	27,500

Weighted average shares outstanding - diluted	44,829,623	44,797,845

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In		Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Income

Balance - January 1, 2010	100	$1	44,770,345	$448	$97,003	$(72,861)	$(176)	$24,415	$-

Amortization of deferred
loss on interest rate swap agreements	-	-	-	-	-	-	55	55	55

Net income	-	-	-	-	-	1,036	-	1,036	1,036

Balance - June 30, 2010	100	$1	44,770,345	$448	$97,003	$(71,825)	$(121)	$25,506	$1,091

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2010	2009

Cash flows from operating activities:

Continuing operations:
Net Income	$1,036	$1,039
Loss from discontinued operations	295	28
Adjustments to reconcile income to net cash provided by operating activities from continuing operations
Interest accretion on residual interests	(112)	(155)
Net decrease in accrued interest on debt	(9)	(2)
Depreciation and amortization	165	123
Provision for loan losses	27	125
Amortization of unearned interest on loans receivable	(512)	(531)
Net increase in deferred tax asset	41	-
Net increase (decrease) in other assets	(109)	226
Net increase in accounts payable, security deposits and accrued liabilities	216	133
Net increase in deferred income	210	255
Net cash provided by continuing operations	1,248	1,241

Discontinued operations:
Loss from discontinued operations	(295)	(28)
Loss (gain) on sale of discontinued assets	48	(120)
Net decrease in assets and liabilities of
discontinued operations	245	(39)
Cash used in discontinued operations	(2)	(187)

Net cash provided by operating activities	1,246	1,054

(continued)

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(continued)

	Six Months Ended
	June 30,

	2010	2009

Cash flows from investing activities:

Collections on loans receivable	$733	$966
Principal collections on residual interests	2,625	425
Real estate capital improvements	(6)	(6)
Net proceeds from the sale of discontinued assets	242	595

Net cash provided by investing activities	3,594	1,980

Cash flows from financing activities:

Proceeds from new borrowings	-	6,450
Principal payments on debt	(395)	(6,076)
Payments of prepaid financing costs	-	(68)
Payments on underlying mortgages payable	(304)	(500)
Payments on notes payable - residual interest	(4,028)	(1,598)
Payments related to debt redemptions	-	(5)

Net cash used in financing activities	(4,727)	(1,797)

Net increase in cash	113	1,237
Cash, beginning of period	1,067	496

Cash, end of period	$1,180	$1,733

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,579	$1,925

Cash paid for income taxes	$-	$20

Supplemental disclosure of non-cash investing and financing activities:
Residual interests in securitized portfolios -
increase / (decrease)	$(873)	$1,516
Notes payable - residual interests -
increase / (decrease)	$(873)	$1,516

See notes to consolidated financial statements.

DVL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands unless otherwise noted
(except share and per share amounts)

1.           Basis of Presentation

DVL, Inc. (“DVL” or the “Company”) is a Delaware corporation headquartered in New York, New York.  DVL is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which DVL serves as general partner, which we refer to as an Affiliated Limited Partnership, (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services.   In the opinion of DVL, the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company’s operations for the six months ended June 30, 2010 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In accordance with the purchase agreements entered into with respect to the residual interests, adjustments are made to the receivables and notes payable based on the performance of the underlying periodic payment receivables, both increases and decreases, and could be material in the future. Permanent impairments are recorded immediately through results of operations. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the residual interest.

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

The Company has capitalized costs exclusive of land and building, of $1,064 and $1,058 at June 30, 2010 and at December 31, 2009, respectively, related to the development of this project.

In order to undertake and complete the redevelopment of the Property, we will need to secure leases with credit worthy tenants and obtain construction financing and, additional loan and equity financing.  Given the current economic conditions, there can be no assurance that any such tenants will be secured or that financing will be obtained on acceptable terms or at all. Additionally, given the current economic conditions there can be no assurance that the redevelopment will occur in the five year period required under the Redevelopment Agreement or at all.

In connection with the proposed redevelopment of an adjacent parcel, during July 2010 the Company deposited $2,463 with the Town of Kearny in order to pay for the condemnation of the adjacent parcel.  The Company borrowed $2.2 million under an existing loan facility and paid $263 in cash.  It is anticipated that the owner of the adjacent parcel will contest the valuation.  There can be no assurance that the Company will not have to provide additional funds in connection therewith.

The Bogota Property

In October 2004, we entered into an agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota, New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay certain of our out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition, we own an 8.25% limited partner interest in one of these partnerships.  As of June 30, 2010, the sale has not yet been consummated. The sale of the property is subject to environmental remediation which needs to be completed, which will require the Company to expend additional amounts in excess of the $725 previously expended.  The Company cannot currently estimate the future amounts to be expended.  There can be no assurance that the sale will be consummated and the Company will receive its reimbursements.  The third party continues to lease space. The net expenses to be reimbursed to us are approximately $725 as of June 30, 2010 not including the $50 fee or any amounts to be received as a limited partner.

Foreclosed Properties

The following table identifies the properties we have acquired through foreclosure of Affiliated Limited Partnerships and were held at June 30, 2010.

Location	Sq. Ft.	Acreage	Tenant

Fort Edward, NY (1)	31,000	6.00	Vacant
Soddy Daisy, TN	56,127	5.91	Vacant
Kenedy, TX	44,752	5.52	Vacant

(1)
In 2002, the Company acquired the Fort Edward property through foreclosure from an Affiliated Limited Partnership.  The Company subsequently discovered that the property had contamination which required environmental remediation.  To date the Company has expended $1,050 for environmental remediation costs.  The environmental remediation will require the Company to expend additional amounts in excess of the amounts previously expended.  The Company cannot currently estimate the future amounts to be expended.  The property cannot be sold or otherwise developed until the environmental remediation is completed.  The Company has filed a lawsuit against the parties it believes are responsible for causing the environmental contamination.  The litigation is ongoing, however there can be no assurance the Company will be successful in recovering any funds as a result of the litigation.

5.           Transactions with Affiliates

Income Earned

The Company has provided management, accounting, administrative services and office space to certain entities which are affiliated with NPO Management, LLC (“NPO”) which are entities engaged in real estate ownership, lending and management.  As compensation, the Company recorded fees of $271 and $267 during the six months ended June 30, 2010 and 2009, respectively.

Management and Other Fees and Expenses Incurred

The Company incurred fees to NPO of $395 and $391 during the six months ended June 30, 2010 and 2009, under an Asset Servicing Agreement (the “Asset Servicing Agreement”) between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its affiliated limited partnerships. During 2010 and 2009, the Company provided office space under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company’s New York location.

The Millennium Group, an affiliate of NPO, received approximately $54 for each of the six month periods ended June 30, 2010 and 2009, respectively, representing additional management and analytical services.

Interest expense on amounts due to Pemmil Funding LLC, members of which are our President and Chief Executive Officer and members of NPO and their affiliates, with respect to its loan to DVL were $69 and $86 for the six months ended June 30, 2010 and 2009, respectively.

6.           Commitments, Contingent Liabilities and Legal Proceedings

Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL’s receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL’s net income (based on accounting principles generally accepted in the United States of America) in the years 2004 through 2012 subject to certain adjustments.  The Company accrued $40 during the six months ended June 30, 2010 which represents 5% of DVL’s net income after certain adjustments.

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

The following table summarizes the notional values of the Company’s derivative financial instruments. The notional value provides an indication of the extent of the Company’s involvement in these instruments on June 30, 2010, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,671	5.94%	July 1, 2011	$ (121)

Interest rate swap agreement	$ 1,698	6.09%	February 1, 2014	$ (35)

8.           Earnings per share

The following table presents the computation of basic and diluted per share data for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,

	2010			2009

		Weighted Average			Weighted Average
		Number of	Per Share		Number of	Per Share
	Amount	Shares	Amount	Amount	Shares	Amount

Basic EPS,
Net income available to common shareholders	$710	44,770,345	$0.01	$662	44,770,345	$0.01

Effect of dilutive stock options	-	62,941		-	27,500

Diluted EPS,
Net income available to common shareholders	$710	44,833,286	$0.01	$662	44,797,845	$0.01

	Six Months Ended June 30,

	2010			2009

		Weighted Average			Weighted Average
		Number of	Per Share		Number of	Per Share
	Amount	Shares	Amount	Amount	Shares	Amount

Basic EPS,
Net income available to common shareholders	$1,036	44,770,345	$0.02	$1,039	44,770,345	$0.02

Effect of dilutive stock options	-	59,278		-	27,500

Diluted EPS,
Net income available to common shareholders	$1,036	44,829,623	$0.02	$1,039	44,797,845	$0.02

9.           Segment Information

The Company has two reportable segments: real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $93 and $95 for the three and six months ended June 30, 2010 includes $58 and $(41) of deferred income tax benefit (expense), respectively.

	Three Months Ended
	June 30,

	2010	2009

Revenues
Residual interests	$1,573	$1,541
Real estate	751	903
Corporate / other	12	4
Total consolidated revenues	$2,336	$2,448

Net income (loss)
Residual interests	$1,080	$865
Real estate	(463)	(125)
Corporate / other	93	(14)
Total income from continuing operations	$710	$726

	Six Months Ended
	June 30,

	2010	2009

Revenues
Residual interests	$3,165	$3,083
Real estate	1,599	1,764
Corporate / other	20	25
Total consolidated revenues	$4,784	$4,872

Net income (loss)
Residual interests	$2,123	$1,711
Real estate	(887)	(716)
Corporate / other	95	72
Total income from continuing operations	$1,331	$1,067

	As of	As of
	June 30, 2010	December 31, 2009

Assets
Residual interests	$39,314	$42,699
Real estate	23,019	23,704
Corporate / other	2,027	2,068
Total consolidated assets	$64,360	$68,471

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

		June 30, 2010
Description	Carrying Value	Level 1	Level 2	Level 3

Liabilities:

Interest Rate Swaps	$156	$-	$156	$-

		December 31, 2009
Description	Carrying Value	Level 1	Level 2	Level 3

Liabilities:

Interest Rate Swaps	$176	$-	$176	$-

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

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Residual Interests in Securitized Portfolios	$39,314	$38,526	$42,699	$41,203

Notes Payable - Residual Interests	23,255	23,255	28,155	28,155

11.           Discontinued Operations

During 2010 and 2009, the Company disposed of certain real estate properties.  The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with our accounting policy.

As of June 30, 2010, the activities of our Iowa Park, Texas property and our Brent, Alabama property which were previously foreclosed on, have been included in discontinued operations. The Iowa Park property was sold during January 2010 for net proceeds of $162 which resulted in a loss from the sale of discontinued operations of approximately $50.  The Brent property was sold during May 2010 for net proceeds of $82 which resulted in a gain from the sale of discontinued operations of approximately $2, net of a provision for impairment of $245 recorded during the three months ended March 31, 2010.  As of June 30, 2009, the activities of five foreclosed properties have been included in discontinued operations.

Discontinued operations for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six Months Ended June 30,

	2010	2009

Income	$-	$31
Expenses	247	179

Loss from discontinued operations before (loss) gain on sale	(247)	(148)

(Loss) gain on sale	(48)	120

Loss from discontinued operations	$(295)	$(28)

12.           Subsequent Events

On July 23, 2010, the Company sold the Soddy Daisy, Tennessee property for net proceeds of $506 which resulted in a net gain of approximately $506 in the third quarter of 2010.

During July 2010 the Company foreclosed on the Carlyle, Illinois property, from an Affiliated Limited Partnership.

In connection with the redevelopment of the Kearny Property, the Company borrowed $2.2 million under an existing loan facility during July.  The funds were deposited with the Town of Kearny in order to proceed with the condemnation process of a parcel adjacent to the Company’s Kearny Property.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation and its management team. DVL’s shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in DVL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. All references to “DVL”, “we”, “us”, “our”, or the “Company” refer to DVL, Inc. and its consolidated subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying financial statement notes appearing elsewhere herein and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least the next twelve months.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or other borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $129 for the six months ended June 30, 2010.  Cash flow in any given quarter is not necessarily indicative of the cash flow from any other quarter because of the seasonality of cash receipts and disbursements.

Many of the mortgages currently held by us have underlying loans or are pledged to secure debt, which are serviced by much if not all of the cash flow generated from the repayment of our mortgage portfolio.  During 2008 and 2009, we foreclosed on six of our mortgage loans as a result of the applicable Affiliated Limited Partnership’s failure to pay amounts due on such loans.  At the time of the foreclosure, the mortgages had a combined carrying value of $2,760.  During the six months ended June 30, 2010, we sold two of these properties for net proceeds of $244, which resulted in a loss of $48.  During the six months ended June 30, 2009, we sold one of these properties and received net proceeds of $595, which resulted in a gain of $120.  All of the remaining properties are being held for lease or sale and at June 30, 2010 remain vacant and unsold.  As a result, we are obligated for all costs at these properties including property taxes and insurance.  Considering the status of the property markets and the location of our properties there can be no assurance regarding future leasing or sale of the properties.

Our current strategy is to continue to maximize the value of our assets and meet our short-term working capital needs by continuing to manage, administer and service our existing portfolio and develop, lease and refinance or sell an 8.5 acre retail site located in Kearny, NJ which we have owned for many years and for which we have been designated as developer by the Town of Kearny.   However, because of the current economic conditions, the development of the Kearny property will take longer than originally projected.  In the current economic market there is no assurance that the project will be successful or that the redevelopment can be completed.  In addition, in order for us to undertake the redevelopment of such property, we will need to secure leases with credit worthy tenants, obtain construction financing, and, additional loan and equity financing.  Given current economic conditions, there can be no assurance that any such tenants will be secured or that financing will be obtained on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to the Critical Accounting Policies and Estimates described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had income or losses from continuing operations from each of our business segments as follows:

	2010	2009

Residual interests segment	$1,080	$865
Real estate segment	(463)	(125)
Corporate / other	93	(14)
Income from continuing operations	$710	$726

Interest income on mortgage loans from affiliates decreased as a result of principal amortization on certain mortgage loans.  Interest expense decreased as a result of loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

	2010	2009

Interest on mortgage loans	$484	$585
Interest expense on underlying mortgages	$46	$61

Interest income on residual interest increased due to favorable changes in projected future cash flow which are recognized as interest over the remaining life of the residual interests. Interest expense on the related notes payable decreased as a result of principal amortization.

	2010	2009

Interest income on residual interests	$1,573	$1,541
Interest expense on related notes payable	$493	$676

Net rental income decreased primarily as a result of increased expenses on vacant properties.

	2010	2009

Net rental income from others	$25	$117
Gross rental income from others	$308	$311

General and administrative expenses increased primarily as a result of small changes in numerous categories of operating expenses.

	2010	2009

General and administrative	$441	$392

The asset servicing fee paid to NPO Management LLC, the entity which is engaged by us to provide us with management services, is calculated pursuant to the terms of an asset servicing agreement, which calls for an adjustment to reflect changes in the consumer price index.

	2010	2009

Asset servicing fee	$200	$196

Legal and professional fees increased primarily as a result of hiring RESIG as our outsourced accounting function and a change in our independent registered public accounting firm during the fourth quarter of 2009.

	2010	2009

Legal and professional	$191	$86

We recorded an additional provision for losses on our mortgage portfolio of $27 and $25 for the three months ended June 30, 2010 and 2009, respectively, due to underlying changes in the value of the collateral.

	2010	2009

Provision for loan losses	$27	$25

Interest expense to affiliates decreased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of decreased amount of outstanding debt owed to affiliates.

	2010	2009

Interest expense to affiliates	$35	$41

Interest expense relating to other debts decreased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of certain deferred financing costs being fully amortized in the prior year.

	2010	2009

Interest expense – others	$198	$212

We recognized $58 of deferred income tax benefit and $13 of current income tax expense for the three months ended June 30, 2010.  The deferred tax impact resulted primarily from the deferred expense related to the changes in the components of deferred tax assets.  Deferred income tax expense of $33 was recognized for the three months ended June 30, 2009.

	2010	2009

Income tax benefit (expense)	$45	$(33)

Discontinued operations consist of the operations of business segments we consider as held for sale or have disposed of.

	2010	2009

(Loss) gain from discontinued operations	$-	$(64)

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We had income or losses from continuing operations from each of our business segments as follows:

	2010	2009

Residual interests segment	$2,123	$1,711
Real estate segment	(887)	(716)
Corporate / other	95	72
Income from continuing operations	$1,331	$1,067

Interest income on mortgage loans from affiliates decreased as a result of principal amortization on certain mortgage loans.  Interest expense decreased as a result of anticipated loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

	2010	2009

Interest on mortgage loans	$970	$1,097
Interest expense on underlying mortgages	$96	$125

Interest income on residual interest increased due to favorable changes in projected future cash flow which are recognized as interest over the remaining life of the residual interests. Interest expense on the related notes payable decreased as a result of principal amortization.

	2010	2009

Interest income on residual interests	$3,165	$3,083
Interest expense on related notes payable	$1,035	$1,365

Net rental income decreased primarily as a result of higher expenses on vacant properties held for lease.

	2010	2009

Net rental income from others	$153	$159
Gross rental income from others	$628	$617

General and administrative expenses decreased primarily as a result of a decrease in the number of employees and a reduction in overall employment costs.

	2010	2009

General and administrative	$921	$965

The asset servicing fee paid to NPO Management LLC, the entity which is engaged by us to provide us with management services, is calculated pursuant to the terms of an asset servicing agreement, which calls for an adjustment to reflect changes in the consumer price index.

	2010	2009

Asset servicing fee	$395	$391

Legal and professional fees increased primarily as a result of hiring RESIG as our outsourced accounting function and a change in our independent registered public accounting firm during the fourth quarter of 2009.

	2010	2009

Legal and professional	$405	$159

We recorded an additional provision for losses on our mortgage portfolio of $27 and $125 for the six months ended June 30, 2010 and 2009, respectively, due to underlying changes in the value of the collateral.

	2010	2009

Provision for loan losses	$27	$125

Interest expense to affiliates decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 as a result of decreased amount of outstanding debt owed to affiliates.

	2010	2009

Interest expense to affiliates	$69	$86

Interest expense relating to other debts decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of deferred financing costs being fully amortized in the prior year.

	2010	2009

Interest expense – others	$411	$556

We recognized $41 of deferred income tax expense and $13 of current income tax expense for the six months ended June 30, 2010.  The deferred tax impact resulted primarily from the deferred expense related to the changes in the components of deferred tax assets.  Deferred income tax expense of $33 was recognized for the six months ended June 30, 2009.

	2010	2009

Income tax expense	$(54)	$(33)

Discontinued operations consist of the operations of business segments we consider as held for sale or have disposed of.

	2010	2009

Loss from discontinued operations	$(295)	$(28)

Liquidity and Capital Resources

Our cash balance was $1,180 at June 30, 2010, compared with $1,067 at December 31, 2009.  This increase was due to $1,246 of net cash provided by operating activities and $3,594 of net cash provided by investing activities, offset by $4,727 of net cash used in financing activities.

Our cash flow from operating activities is generated principally from rental income from our ownership of real estate, distributions in connection with our residual interests in securitized portfolios, interest on our mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

Our cash flow from investing activities is generated primarily from principal collections on residual interests and to a lesser extent from collections of loan receivables and net proceeds from the sale of our Iowa Park, Texas and Brent, Alabama properties.

Our cash used in financing activities consisted primarily of payments on notes payable relating to residual interests and to a lesser extent principal payments on our debt and underlying mortgages.

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least the next twelve months.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or other borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $129 for the six months ended June 30, 2010.  Cash flow in any given quarter is not necessarily indicative of the cash flow from any other quarter because of the seasonality of cash receipts and disbursements.

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

Outstanding Financings

Outstanding loans payable as of June 30, 2010 which are scheduled to become due through 2014 are as follows:

Creditor	Original Loan Amount	Outstanding Balance Including Accrued Interest at June 30, 2010	Interest Rate	Annual Debt Service	Maturity	Amount due at Maturity

Pemmil (1)	$ 2,500	$ 1,123	12%	(1)	12/31/11	$ 1,122

Unaffiliated Bank (2)	$ 2,200	$ 1,706	LIBOR + 4%	(2)	02/01/14	$ -0-

Unaffiliated Bank (3)	$ 1,500	$ 1,257	6.25%	(3)	06/05/12	$ 1,050

Unaffiliated Bank (4)	$ 6,450	$ 3,498	>of 6% or Prime +1%	(4)	01/21/11	$ 3,498

Unaffiliated Bank	$ 250	$ 145	7.5%	$60	02/01/13	$ -0-

Unaffiliated Bank (5)	$ 3,800	$ 3,690	LIBOR + 2.1%	(5)	07/01/11	$ 3,598

(1)
Pemmil is an affiliated entity.  Loan requires payments only to the extent of 50% of the proceeds from capital transactions.  If proceeds are insufficient to satisfy monthly interest payments, interest is added to principal.  Loan is secured by a subordinated lien on our interest in S-2 Holdings Inc. and a first priority lien on two mortgages.  If current interest payments are added to principal and no other principal payments are made $1,344 will be due at maturity.

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

(5)	Secured by a certain real property. Requires annual debt service of approximately $292.

We use derivatives to manage risks related to interest rate movements on our floating rate debt.  Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value.  During September 2008, the Company entered into an interest rate swap agreement related to one of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of June 30, 2010, in the amount of $121.  During April 2009, the Company entered into a second interest rate swap agreement related to another of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of June 30, 2010 in the amount of $35.  This value represents the fair value of the current difference in interest paid and received under the swap agreements over the remaining term of the agreements.  As of January 1, 2010, we decided to discontinue the use of hedge accounting.  Accordingly, changes in the fair value of derivatives will be reported as a component of interest expense in the consolidated statements of operations.  Additionally, the balance that existed in other comprehensive income in the Consolidated Statement of Shareholders’ Equity as of December 31, 2009 will be amortized through the income statement over the remaining lives of the swap transactions on a straight-line basis. The following table summarizes the notional values of our derivative financial instruments.  The notional value provides an indication of the extent of our involvement in these instruments on June 30, 2010, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,671	5.94%	July 1, 2011	$ (121)

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

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 1,698	6.09%	February 1, 2014	$ (35)

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

(b)           Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 13, 2010