Form 10-K/A
period 2009-12-31
DVL INC /DE/
filed 2010-10-22
CIK 215639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

This Form 10-K/A (Amendment No.1) is being filed solely for the purpose of providing management’s conclusion on its assessment of the internal control over financial reporting for the year ended December 31, 2010.

For purposes of this Form 10-K/A and, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we are including certain currently dated Certifications.  The remainder of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 remains unchanged and this Form 10-K/A should be read in conjunction with the Form 10-K as originally filed. This amendment does not reflect subsequent events occurring after the filing date of the original Annual Report or, unless otherwise noted herein, modify or update any disclosures made in the originally-filed Annual Report.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.  Management based its assessment on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment utilizing the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management determined that the company’s internal control over financial reporting as of December 31, 2009 was effective.

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

DVL, INC.

Dated: October 22, 2010	By:	/s/ Alan Casnoff
Alan Casnoff Chief Executive Officer