Form 10-Q
period 2010-09-30
DVL INC /DE/
filed 2010-11-10
CIK 215639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the issuer’s classes of common equity, as of November 10, 2010 was:

Class	Number of Shares

Common Stock, $.01 par value	44,770,345

DVL, INC. AND SUBSIDIARIES

Index

Part I – FINANCIAL INFORMATION

Item 1.  Financial Statements

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Residual interests in securitized portfolios	$37,479	$42,699

Mortgage loans receivable from affiliated partnerships (net
of unearned interest of $2,985 for 2010 and $4,037 for 2009)	11,937	13,326

Allowance for loan losses	(2,421)	(2,884)

Net mortgage loans receivable	9,516	10,442

Cash (including restricted cash of $292 for 2010 and $274 for 2009)	1,768	1,067

Investments
Real estate at cost (net of accumulated depreciation and
amortization of $1,707 for 2010 and $1,553 for 2009)	9,505	9,175

Affiliated limited partnerships (net of allowance for
losses of $327 for 2010 and $375 for 2009)	657	657

Net deferred tax asset	2,015	2,068

Other assets	3,858	1,762

Assets of discontinued operations	-	601

Total assets	$64,798	$68,471

(continued)

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)
(continued)

	September 30,	December 31,
	2010	2009
	(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Notes payable - residual interests	$20,609	$28,155
Underlying mortgages payable	2,260	2,708
Debt - other	12,360	10,694
Debt - affiliates	1,157	1,129
Interest rate swaps	140	176
Security deposits, accounts payable and accrued
liabilities (including deferred income of $194
for 2010 and $71 for 2009)	1,427	1,194
Total liabilities	37,953	44,056

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value, authorized, -0- and 100 issued
and outstanding as of 2010 and 2009, respectively	-	1
Preferred stock, $.01 par value, authorized 5,000,000
shares, issued and outstanding -0-	-	-
Common stock, $.01 par value, authorized 90,000,000
shares, issued and outstanding 44,770,345 for 2010 and 2009	448	448
Additional paid-in-capital	97,003	97,003
Deficit	(70,513)	(72,861)
Accumulated other comprehensive loss	(93)	(176)
Total shareholders' equity	26,845	24,415

Total liabilities and shareholders' equity	$64,798	$68,471

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended
	September 30

	2010	2009

Income from affiliates:

Interest on mortgage loans	$388	$557
Partnership management fees	57	59
Management fees	90	121
Transaction and other fees from partnerships	-	1
Distributions from partnerships	19	27

Income from others:

Interest income - residual interests	1,526	1,601
Net rental income (including depreciation and
amortization of $48 for 2010 and $41 for 2009)	166	108
Other income and interest	2	51

	2,248	2,525

Operating expenses:

General and administrative	403	425
Asset servicing fee - NPO Management LLC	199	195
Legal and professional fees	147	115
Provision for loan losses	307	100
Limited Partner Settlement Expense	52	-

Interest expense:

Underlying mortgages	42	57
Notes payable - residual interests	440	669
Affiliates	34	42
Others	229	214

	1,853	1,817

Income from continuing operations before income tax benefit (expense)	395	708

Income tax benefit (expense)	1	(44)

Income from continuing operations	396	664

Income (loss) from discontinued operations - net of tax of $-0- in
both periods	916	(108)

Net income	$1,312	$556

(continued)

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)
(continued)

	Three Months Ended
	September 30, 2010
	2010	2009

Basic earnings per share:

Income from continuing operations	$0.01	$0.01
Income (loss) from discontinued operations	0.02	-

Net Income	$0.03	$0.01

Diluted earnings per share:
Income from continuing operations	$0.01	$0.01
Income (loss) from discontinued operations	0.02	-

Net Income	$0.03	$0.01

Weighted average shares outstanding - basic	44,770,345	44,770,345
Effect of diluted securities	64,732	13,725

Weighted average shares outstanding - diluted	44,835,077	44,784,070

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2010	2009

Income from affiliates:

Interest on mortgage loans	$1,358	$1,654
Partnership management fees	180	168
Management fees	333	388
Transaction and other fees from partnerships	1	27
Distributions from partnerships	128	133

Income from others:

Interest income - residual interests	4,691	4,684
Net rental income (including depreciation and
amortization of $147 for 2010 and $137 for 2009)	319	267
Other income and interest	22	76

	7,032	7,397

Operating expenses:

General and administrative	1,324	1,390
Asset servicing fee - NPO Management LLC	594	586
Legal and professional fees	552	274
Provision for loan losses	334	225
Limited Partner Settlement Expense	92	-

Interest expense:

Underlying mortgages	138	182
Notes payable - residual interests	1,475	2,034
Affiliates	103	128
Others	640	770

	5,252	5,589

Income from continuing operations before income tax benefit (expense)	1,780	1,808

Income tax expense	(53)	(77)

Income from continuing operations	1,727	1,731

Income (loss) from discontinued operations - net of tax of $-0- in
both periods	621	(136)

Net income	$2,348	$1,595

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)
(continued)

	Nine Months Ended
	September 30, 2010
	2010	2009

Basic earnings per share:

Income from continuing operations	$0.03	$0.04
Income (loss) from discontinued operations	0.02	-

Net Income	$0.05	$0.04

Diluted earnings per share:
Income from continuing operations	$0.03	$0.04
Income (loss) from discontinued operations	0.02	-

Net Income	$0.05	$0.04

Weighted average shares outstanding - basic	44,770,345	44,770,345
Effect of diluted securities	55,528	23,143

Weighted average shares outstanding - diluted	44,825,873	44,793,488

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands except share data)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In		Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Income

Balance - January 1, 2010	100	$1	44,770,345	$448	$97,003	$(72,861)	$(176)	$24,415	$-

Amortization of deferred
loss on interest rate swap
agreements	-	-	-	-	-	-	83	83	83

Redemption and cancellation
of Preferred Stock	(100)	(1)	-	-	-	-	-	(1)	-

Net income	-	-	-	-	-	2,348	-	2,348	2,348

Balance - September 30, 2010	-	$-	44,770,345	$448	$97,003	$(70,513)	$(93)	$26,845	$2,431

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2010	2009

Cash flows from operating activities:

Continuing operations:
Net Income	$2,348	$1,595
(Income) loss from discontinued operations	(621)	136
Adjustments to reconcile income to net cash provided by
operating activities from continuing operations
Interest accretion on residual interests	(235)	(204)
Net increase in accrued interest on debt	9	27
Depreciation and amortization	200	176
Provision for loan losses	84	225
Amortization of unearned interest on loans receivable	(1,052)	(839)
Net decrease in deferred tax asset	53	152
Net decrease in other assets	104	383
Net increase (decrease) in accounts payable,
security deposits and accrued liabilities	110	(379)
Net increase in deferred income	123	178
Net cash provided by continuing operations	1,123	1,450

Discontinued operations:
Gain (loss) from discontinued operations	621	(136)
Loss (gain) on sale of discontinued assets	(880)	(47)
Net decrease in assets and liabilities of
discontinued operations	252	28
Cash provided by (used in) discontinued operations	(7)	(155)

Net cash provided by operating activities	1,116	1,295

(continued)

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(continued)

	Nine Months Ended
	September 30,

	2010	2009

Cash flows from investing activities:

Collections on loans receivable	$1,469	$1,402
Principal collections on residual interests	4,075	1,618
Real estate capital improvements	(2,258)	(6)
Net proceeds from the sale of discontinued assets	1,229	914

Net cash provided by investing activities	4,515	3,928

Cash flows from financing activities:

Proceeds from new borrowings	2,200	6,450
Principal payments on debt	(515)	(6,209)
Payments of prepaid financing costs	-	(68)
Payments on underlying mortgages payable	(448)	(707)
Payments on notes payable - residual interest	(6,166)	(3,478)
Repurchase of preferred stock	(1)	(5)

Net cash used in financing activities	(4,930)	(4,017)

Net increase in cash	701	1,206
Cash, beginning of period	1,067	496

Cash, end of period	$1,768	$1,702

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$2,264	$2,878

Cash paid for income taxes	$-	$26

Supplemental disclosure of non-cash investing and
financing activities:
Residual interests in securitized portfolios -
increase / (decrease)	$(1,379)	$1,068
Notes payable - residual interests -
increase / (decrease)	$(1,379)	$1,068

See notes to consolidated financial statements.

Index

DVL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in thousands unless otherwise noted
(except share and per share amounts)

1.	Basis of Presentation

DVL, Inc. (“DVL” or the “Company”) is a Delaware corporation headquartered in New York, New York.  DVL is a commercial finance company which is primarily engaged in (a) the ownership of residual interests in securitized portfolios, (b) the ownership and servicing of a portfolio of secured commercial mortgage loans made to limited partnerships in which DVL serves as general partner, which we refer to as an Affiliated Limited Partnership, (c) the ownership of real estate and (d) the performance of real estate asset management and administrative services.   In the opinion of DVL, the accompanying consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary in order to present a fair presentation of the consolidated financial position of DVL and the consolidated results of its operations for the periods set forth herein. The results of the Company’s operations for the nine months ended September 30, 2010 should not be regarded as indicative of the results that may be expected from its operations for the full year. For further information, refer to the consolidated financial statements and the accompanying notes included in DVL’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

In accordance with the purchase agreements entered into with respect to the residual interests, adjustments are made to the receivables and notes payable based on the performance of the underlying periodic payment receivables, both increases and decreases, and could be material in the future. Other-than-temporary impairments are recorded immediately through results of operations. The Company performs quarterly comparisons of fair value to carrying value and updates the expectation of cash flows to be collected over the life of the residual interests. Favorable changes in future cash flows are recognized through results of operations as interest over the remaining life of the residual interest.

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

Index

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

The Company has capitalized costs exclusive of land and building, of $1,119 and $1,058 at September 30, 2010 and at December 31, 2009, respectively, related to the development of this project.

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

The Bogota Property

In October 2004, we entered into an agreement with Bogota Associates and Industrial Associates, the owners of the land underlying the Bogota, New Jersey leasehold, pursuant to which the leasehold was cancelled in consideration of the aforementioned partnerships agreeing to repay certain of our out-of-pocket expenses including real estate taxes and environmental remediation costs as well as $50 upon completion of a sale of the property to a third party. In addition, we own an 8.25% limited partner interest in one of these partnerships.  As of September 30, 2010, the sale has not yet been consummated. The sale of the property is subject to environmental remediation which needs to be completed, which will require the Company to expend additional amounts in excess of the $741 previously expended.  The Company cannot currently estimate the future amounts to be expended.  There can be no assurance that the sale will be consummated and the Company will receive its reimbursements.  The third party continues to lease space. The net expenses to be reimbursed to us are approximately $741 as of September 30, 2010 not including the $50 fee or any amounts to be received as a limited partner.

Foreclosed Properties

The following table identifies the properties we have acquired through foreclosure of collateral of Affiliated Limited Partnerships and were held at September 30, 2010.

Location	Sq. Ft.	Acreage	Tenant

Fort Edward, NY (1)	31,000	6.00	Vacant
Carlyle, IL	47,100	6.26	Vacant

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

Index

5.	Transactions with Affiliates

Income Earned

The Company has provided management, accounting, administrative services and office space to certain entities which are affiliated with NPO Management, LLC (“NPO”) which are entities engaged in real estate ownership, lending and management.  As compensation, the Company recorded fees of $333 and $388 during the nine months ended September 30, 2010 and 2009, respectively.

Management and Other Fees and Expenses Incurred

The Company incurred fees to NPO of $594 and $586 during the nine months ended September 30, 2010 and 2009, under an Asset Servicing Agreement (the “Asset Servicing Agreement”) between the Company and NPO, pursuant to which NPO provides the Company with asset management, advisory and administrative services relating to the assets of the Company and its affiliated limited partnerships. During 2010 and 2009, the Company provided office space under the Asset Servicing Agreement to NPO consisting of approximately 500 square feet of the Company’s New York location.

The Millennium Group, an affiliate of NPO, received approximately $101 and $81 for the nine month periods ended September 30, 2010 and 2009, respectively, representing additional management and analytical services.

Interest expense on amounts due to Pemmil Funding LLC, members of which are our President and Chief Executive Officer and members of NPO and their affiliates, with respect to its loan to DVL were $103 and $128 for the nine months ended September 30, 2010 and 2009, respectively.

6.	Commitments, Contingent Liabilities and Legal Proceedings

Pursuant to the terms of the Limited Partnership Settlement, a fund has been established into which DVL is required to deposit 20% of the cash flow received on certain of its mortgage loans from Affiliated Limited Partnerships after repayment of certain creditors, 50% of DVL’s receipts from certain loans to, and general partnership investments in, Affiliated Limited Partnerships and a contribution of 5% of DVL’s net income (based on accounting principles generally accepted in the United States of America) in the years 2004 through 2012 subject to certain adjustments.  The Company accrued $92 during the nine months ended September 30, 2010 which represents 5% of DVL’s net income after certain adjustments.

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

Index

The following table summarizes the notional values of the Company’s derivative financial instruments. The notional value provides an indication of the extent of the Company’s involvement in these instruments on September 30, 2010, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,653	5.94%	July 1, 2011	$ (98)

Interest rate swap agreement	$ 1,582	6.09%	February 1, 2014	$ (42)

8.	Earnings per share

The following table presents the computation of basic and diluted per share data for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,

	2010			2009

		Weighted Average			Weighted Average
		Number of	Per Share		Number of	Per Share
	Amount	Shares	Amount	Amount	Shares	Amount

Basic EPS,
Net income available to common stockholders	$1,312	44,770,345	$0.03	$556	44,770,345	$0.01

Effect of dilutive stock options	-	64,732		-	13,725

Diluted EPS,
Net income available to common stockholders	$1,312	44,835,077	$0.03	$556	44,784,070	$0.01

	Nine Months Ended September 30,

	2010			2009

		Weighted Average			Weighted Average
		Number of	Per Share		Number of	Per Share
	Amount	Shares	Amount	Amount	Shares	Amount

Basic EPS,
Net income available to common stockholders	$2,348	44,770,345	$0.05	$1,595	44,770,345	$0.04

Effect of dilutive stock options	-	55,528		-	23,143

Diluted EPS,
Net income available to common stockholders	$2,348	44,825,873	$0.05	$1,595	44,793,488	$0.04

9.	Segment Information

The Company has two reportable segments: real estate and residual interests. The real estate business is comprised of real estate assets, mortgage loans on real estate, real estate management and investments in affiliated limited partnerships which own real estate. The residual interests business is comprised of investments in residual interests in securitized receivables portfolios. The corporate/other net income of $93 and $211for the three and nine months ended September 30, 2010 includes $(12) and $(53) of deferred income tax benefit (expense), respectively.

Index

	Three Months Ended
	September 30,

	2010	2009

Revenues
Residual interests	$1,526	$1,601
Real estate	720	903
Corporate / other	2	21
Total consolidated revenues	$2,248	$2,525

Net income (loss)
Residual interests	$1,058	$927
Real estate	(755)	(295)
Corporate / other	93	32
Total income from continuing operations	$396	$664

	Nine Months Ended
	September 30,

	2010	2009

Revenues
Residual interests	$4,691	$4,684
Real estate	2,319	2,637
Corporate / other	22	76
Total consolidated revenues	$7,032	$7,397

Net income (loss)
Residual interests	$3,047	$2,573
Real estate	(1,531)	(946)
Corporate / other	211	104
Total income from continuing operations	$1,727	$1,731

	As of	As of
	September 30, 2010	December 31, 2009

Assets
Residual interests	$37,479	$42,699
Real estate	25,304	23,704
Corporate / other	2,015	2,068
Total consolidated assets	$64,798	$68,471

Index

10.	Fair Value of Financial Instruments

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

September 30, 2010
Description	Carrying Value	Level 1	Level 2	Level 3

Liabilities:

Interest Rate Swaps	$ 140	$ -	$ 140	$ -

December 31, 2009
Description	Carrying Value	Level 1	Level 2	Level 3

Liabilities:

Interest Rate Swaps	$ 176	$ -	$ 176	$ -

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

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Residual Interests in Securitized Portfolios	$37,479	$35,608	$42,699	$41,203

Notes Payable - Residual Interests	20,609	20,609	28,155	28,155

The amount that carrying value exceeded fair value for the periods presented was primarily due to a lack of marketability which impacted the rate used to discount the expected future cash flows. The Company determined that there was not an adverse change in expected cash flows and therefore an other-than-temporary impairment did not exist.

Index

11.	Discontinued Operations

During 2010 and 2009, the Company disposed of certain real estate properties.  The sale and operation of these properties for all periods presented have been recorded as discontinued operations in compliance with our accounting policy.

As of September 30, 2010, the activities of our Iowa Park, Texas property, Brent, Alabama property, Soddy Daisy, Tennessee property and Kennedy, Texas property which were previously foreclosed on, have been included in discontinued operations. The Iowa Park property was sold during January 2010 for net proceeds of $162 which resulted in a loss from the sale of discontinued operations of approximately $50.  The Brent property was sold during May 2010 for net proceeds of $82 which resulted in a gain from the sale of discontinued operations of approximately $2, net of a provision for impairment of $245 recorded during the three months ended March 31, 2010.   The Soddy Daisy property was sold during July, 2010 for net proceeds of $506 which resulted in a gain from the sale of discontinued operations of approximately $506.  The Kennedy property was sold during September 2010 for net proceeds of $480 which resulted in a gain from the sale of discontinued operations of approximately $422.  For the nine months ended September 30, 2009, the activities of the sold properties have been included in discontinued operations.

Discontinued operations for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months Ended September 30,

	2010	2009

Income	$-	$31
Expenses	259	214

Loss from discontinued operations before gain on sale	(259)	(183)

Gain on sale	880	47

Income (loss) from discontinued operations	$621	$(136)

12.	Subsequent Events

On October 26, 2010, the Company filed a preliminary proxy statement with the United States Securities and Exchange Commission which included proposals to affect a 1-for-7,500 reverse stock split of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The proposal, if approved, would result in the Company having fewer than 300 stockholders of record and allow the Company to deregister its Common Stock under the Securities Exchange Act of 1934 and avoid the costs associated with being a public reporting company. The Company has signed a letter of intent to borrow $750, from an unaffiliated bank, to finance the acquisition of fractional shares.

On October 15, 2010, the Board of Directors approved a three year extension of the asset servicing agreement between the Company and NPO Management, LLC under the same terms and conditions. The agreement will now expire on March 31, 2014.

Index

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of DVL, Inc., a Delaware corporation and its management team. DVL’s shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among other things, general economic conditions and other risks and uncertainties that are discussed herein and in DVL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. All references to “DVL”, “we”, “us”, “our”, or the “Company” refer to DVL, Inc. and its consolidated subsidiaries.

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

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least the next twelve months.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or other borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $528 for the nine months ended September 30, 2010.  Cash flow in any given quarter is not necessarily indicative of the cash flow from any other quarter because of the seasonality of cash receipts and disbursements.

On October 26, 2010, the Company filed a preliminary proxy statement with the United States Securities and Exchange Commission which included proposals to affect a 1-for-7,500 reverse stock split of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The proposal, if approved, would result in the Company having fewer than 300 stockholders of record and allow the Company to deregister its Common Stock under the Securities Exchange Act of 1934 and avoid the costs associated with being a public reporting company. The Company has signed a letter of intent to borrow $750, from an unaffiliated bank, to finance the acquisition of fractional shares.

Many of the mortgages currently held by us have underlying loans or are pledged to secure debt, which are serviced by much if not all of the cash flow generated from the repayment of our mortgage portfolio.  During the nine months ended September 30, 2010 we foreclosed on, or received deeds in lieu for one of our mortgage loans as a result of the applicable Affiliated Limited Partnership’s failure to pay amounts due on such loans. During the nine months ended September 30, 2010, we sold four properties, which we had previously foreclosed on or received deeds in lieu, for net proceeds of $1,229, which resulted in a net gain of $880.  During the nine months ended September 30, 2009, we sold two properties, which we had previously foreclosed on or received deeds in lieu,  and received net proceeds of $914, which resulted in a net gain of $47.  All of the remaining properties are being held for lease or sale and at September 30, 2010 remain vacant and unsold.  As a result, we are obligated for all costs at these properties including property taxes and insurance.  Considering the status of the property markets and the location of our properties there can be no assurance regarding future leasing or sale of the properties.

Index

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We had income or losses from continuing operations from each of our business segments as follows:

	2010	2009

Residual interests segment	$1,058	$927
Real estate segment	(755)	(295)
Corporate / other	93	32
Income from continuing operations	$396	$664

Interest income on mortgage loans from affiliates decreased as a result of principal amortization on certain mortgage loans and impairments on certain loans.  Interest expense on underlying mortgages decreased as a result of loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

	2010	2009

Interest on mortgage loans	$388	$557
Interest expense on underlying mortgages	$42	$57

Interest income on residual interests decreased due to principal amortization of the retained interests. Interest expense on the related notes payable decreased as a result of principal amortization.

	2010	2009

Interest income on residual interests	$1,526	$1,601
Interest expense on related notes payable	$440	$669

Index

Net rental income increased primarily as a result of decreased expenses on vacant properties.

	2010	2009

Net rental income from others	$166	$108
Gross rental income from others	$312	$316

General and administrative expenses decreased primarily as a result of small changes in numerous categories of operating expenses.

	2010	2009

General and administrative	$403	$425

The asset servicing fee paid to NPO Management LLC, the entity which is engaged by us to provide us with management services, is calculated pursuant to the terms of an asset servicing agreement, which calls for an adjustment to reflect changes in the consumer price index.

	2010	2009

Asset servicing fee	$199	$195

Legal and professional fees increased primarily as a result of hiring RESIG as our outsourced accounting function and a change in our independent registered public accounting firm during the fourth quarter of 2009.

	2010	2009

Legal and professional	$147	$115

We recorded an additional provision for losses on our mortgage portfolio of $57 and $100 for the three months ended September 30, 2010 and 2009, respectively, due to underlying changes in the value of the collateral. Additionally, we recorded reserve of $250 against a receivable due to uncertainty of collectability.

	2010	2009

Provision for loan losses	$307	$100

Interest expense to affiliates decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 as a result of decreased amount of outstanding debt owed to affiliates.

	2010	2009

Interest expense to affiliates	$34	$42

Index

Interest expense relating to other debts increased slightly for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as a result of borrowing an additional $2,200 during 2010.

	2010	2009

Interest expense – others	$229	$214

We recognized $12 of deferred income tax expense and $13 of current income tax benefit for the three months ended September 30, 2010.  The deferred tax impact resulted primarily from the deferred expense related to the changes in the components of deferred tax assets.  We recognized $152 of deferred income tax expense and recorded current refunds receivable of $108 for the three months ended September 30, 2009.

	2010	2009

Income tax benefit (expense)	$1	$(44)

Discontinued operations consist of the operations of business segments we consider as held for sale or have disposed of. The three months ended September 30, 2010 include net gains on the sales of two properties acquired through foreclosure of $928. These gains are non recurring and were generated due to the carrying value of the respective properties being reduced to zero in prior periods.

	2010	2009

Income (loss) from discontinued operations	$916	$(108)

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We had income or losses from continuing operations from each of our business segments as follows:

	2010	2009

Residual interests segment	$3,047	$2,573
Real estate segment	(1,531)	(946)
Corporate / other	211	104
Income from continuing operations	$1,727	$1,731

Interest income on mortgage loans from affiliates decreased as a result of principal amortization on certain mortgage loans and impairments on certain loans.  Interest expense decreased as a result of anticipated loan maturities and the application of a greater percentage of each payment to mortgage principal balances.

	2010	2009

Interest on mortgage loans	$1,358	$1,654
Interest expense on underlying mortgages	$138	$182

Index

Interest income on residual interest increased slightly due to favorable changes in projected future cash flow which are recognized as interest over the remaining life of the residual interests. The increase was largely offset by principal amortization of the residual interests. Interest expense on the related notes payable decreased as a result of principal amortization.

	2010	2009

Interest income on residual interests	$4,691	$4,684
Interest expense on related notes payable	$1,475	$2,034

Net rental income increased primarily as a result of lower expenses on vacant properties held for lease.

	2010	2009

Net rental income from others	$319	$267
Gross rental income from others	$940	$933

General and administrative expenses decreased primarily as a result of a decrease in the number of employees and a reduction in overall employment costs.

	2010	2009

General and administrative	$1,324	$1,390

The asset servicing fee paid to NPO Management LLC, the entity which is engaged by us to provide us with management services, is calculated pursuant to the terms of an asset servicing agreement, which calls for an adjustment to reflect changes in the consumer price index.

	2010	2009

Asset servicing fee	$594	$586

Legal and professional fees increased primarily as a result of hiring RESIG as our outsourced accounting function and a change in our independent registered public accounting firm during the fourth quarter of 2009.

	2010	2009

Legal and professional	$552	$274

We recorded an additional provision for losses on our mortgage portfolio of $84 and $225 for the nine months ended September 30, 2010 and 2009, respectively, due to underlying changes in the value of the collateral.  Additionally, we recorded reserve of $250 against a receivable due to uncertainty of collectability.

	2010	2009

Provision for loan losses	$334	$225

Index

Interest expense to affiliates decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of decreased amount of outstanding debt owed to affiliates.

	2010	2009

Interest expense to affiliates	$103	$128

Interest expense relating to other debts decreased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of deferred financing costs being fully amortized in the prior year.

	2010	2009

Interest expense – others	$640	$770

We recognized $53 of deferred income tax expense and $-0- of current income tax expense for the nine months ended September 30, 2010.  The deferred tax impact resulted primarily from the deferred expense related to the changes in the components of deferred tax assets.  Deferred income tax expense of $152 and $75 of current income tax benefit were recognized for the nine months ended September 30, 2009.

	2010	2009

Income tax expense	$(53)	$(77)

Discontinued operations consist of the operations of business segments we consider as held for sale or have disposed of. The nine months ended September 30, 2010 include net gains on the sales of four properties acquired through foreclosure of $880. These gains are non recurring and were generated due to the carrying value of two of the respective properties being reduced to zero in prior periods.

	2010	2009

Income (loss) from discontinued operations	$621	$(136)

Liquidity and Capital Resources

Our cash balance was $1,768 at September 30, 2010, compared with $1,067 at December 31, 2009.  This increase was due to $1,116 provided by operating activities, $4,515 of net cash provided by investing activities, partially offset by $4,930 of net cash used in financing activities.

Our cash flow from operating activities is generated principally from rental income from our ownership of real estate, distributions in connection with our residual interests in securitized portfolios, interest on our mortgage portfolio, management fees and transaction and other fees received as a result of the sale and/or refinancing of partnership properties and mortgages.

Index

Our cash flow from investing activities is generated primarily from principal collections on residual interests and to a lesser extent from collections of loan receivables and net proceeds from the sale of our Iowa Park, Texas, Brent, Alabama, Soddy Daisy, Tennessee and Kennedy, Texas properties.

Our cash used in financing activities consisted primarily of payments on notes payable relating to residual interests and to a lesser extent principal payments on our debt and underlying mortgages, offset by new borrowings.

We expect that anticipated cash flow provided by operations and other sources will be sufficient to meet our current cash requirements through at least the next twelve months.  We have in the past and expect in the future to continue to be required to augment our cash flow provided by operations with additional cash generated from either the sale or refinancing of portions of our assets and/or other borrowings.  We currently do not generate sufficient cash flow from operations to meet our cash requirements or to permit us to pay a dividend on our common stock.  Excluding proceeds generated from the sale of assets, our cash flow would have been a net decrease in cash of $528 for the nine months ended September 30, 2010.  Cash flow in any given quarter is not necessarily indicative of the cash flow from any other quarter because of the seasonality of cash receipts and disbursements.

Outstanding Financings

Outstanding loans payable as of September 30, 2010 which are scheduled to become due through 2014 are as follows:

Creditor	Original Loan Amount	Outstanding Balance Including Accrued Interest at September 30, 2010	Interest Rate	Annual Debt Service	Maturity	Amount due at Maturity

Pemmil (1)	$ 2,500	$ 1,157	12%	(1)	12/31/11	$ 1,157

Unaffiliated Bank (2)	$ 2,200	$ 1,591	LIBOR + 4%	(2)	02/01/14	$ -0-

Unaffiliated Bank (3)	$ 1,500	$ 1,256	6.25%	(3)	06/05/12	$ 1,050

Unaffiliated Bank (4)	$ 6,450	$ 5,708	>of 6% or Prime +1%	(4)	01/21/11	$ 5,708

Unaffiliated Bank	$ 250	$ 134	7.5%	$60	02/01/13	$ -0-

Unaffiliated Bank (5)	$ 3,800	$ 3,671	LIBOR + 2.1%	(5)	07/01/11	$ 3,690

1)
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

(3)	Loan requires monthly payments of interest only as well as an annual principal payment of $100.

(4)	Initial advance under the loan was $4,250 with an additional $2,200 advanced during 2010. Requires payments of interest only. One year extension option subject to certain terms and conditions.

(5)	Secured by a certain real property. Requires annual debt service of approximately $292.

Index

We use derivatives to manage risks related to interest rate movements on our floating rate debt.  Interest rate swap contracts designated and qualifying as cash flow hedges are reported at fair value.  During September 2008, the Company entered into an interest rate swap agreement related to one of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of September 30, 2010, in the amount of $98.  During April 2009, the Company entered into a second interest rate swap agreement related to another of its floating rate loans.  Valued separately, the interest rate swap agreement represents a liability as of September 30, 2010 in the amount of $42.  This value represents the fair value of the current difference in interest paid and received under the swap agreements over the remaining term of the agreements.  As of January 1, 2010, we decided to discontinue the use of hedge accounting.  Accordingly, changes in the fair value of derivatives will be reported as a component of interest expense in the consolidated statements of operations.  Additionally, the balance that existed in other comprehensive income in the Consolidated Statement of Shareholders’ Equity as of December 31, 2009 will be amortized through the income statement over the remaining lives of the swap transactions on a straight-line basis. The following table summarizes the notional values of our derivative financial instruments.  The notional value provides an indication of the extent of our involvement in these instruments on September 30, 2010, but does not represent exposure to credit, interest rate or market risks.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 3,653	5.94%	July 1, 2011	$ (98)

The outstanding principal of the note is payable in monthly installments of $5 beginning on August 1, 2008 and continuing on the first day of each month thereafter.  Annual debt service is approximately $292.  The final monthly installment of the note is due and payable at maturity on July 1, 2011 or before, at the option of the lender upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

Hedge Type	Notional Value	Rate	Termination Date	Fair Value

Interest rate swap agreement	$ 1,582	6.09%	February 1, 2014	$ (42)

The outstanding principal of the note is payable in monthly installments of $39 beginning on June 1, 2009 and continuing on the first day of each month thereafter.  The final monthly installment of the Note is due and payable at maturity on February 1, 2014 or before, at the option of the lender upon any defaults after the expiration of all applicable notice and cure periods as specified therein.

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

Index

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

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

Index

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

Index

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

Index

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

10.46 *	Asset Servicing Extension Agreement between DVL, Inc., Professional Services Corporation, KM Realty Corporation and NPO Management, LLC dated October 2010.

10.47
Redeveloper Agreement dated December 11, 2007 between DVL, Inc., DVL Kearny Holdings, LLC, and the Town of Kearny, New Jersey. (Incorporated by reference to DVL’s Current Event Report on Form 8-K dated December 11, 2007.)

10.48	Developer Services Agreement between DVL, Inc., P&A Associates, and Pemmil Management, LLC. (Incorporated by reference to DVL’s Current Event Report on Form 8-K dated December 11, 2007.)

10.49	Mortgage Note for the principal amount of $3,800,000 in favor of Delbrook Holding, LLC. (Incorporated by reference to DVL’s Form 10-Q for the period ended June 30, 2008.)

10.50	Amendment No. 2 to the Construction Loan Agreement. (Incorporated by Reference to DVL’s Form 10-Q for the period ended September 30, 2008.)

10.51	Pledge and Security Agreement dated as of August 1, 2008. (Incorporated by reference to DVL’s Form 10-Q for the period ended September 30, 2008.)

10.52	Amendment No. 2 to the Loan and Security Agreement with Pemmil Funding, LLC, dated November 10, 2008. (Incorporated by reference to DVL’s Form 10-Q for the period ended September 30, 2008.)

10.52	Mortgage, Security Agreement and Agreement of Leases and Rents dated January 21, 2009 by DVL Kearny Holdings LLC in favor of Signature Bank.

10.53	Guaranty dated January 21, 2009 by DVL, Inc. to Signature Bank.

10.54
Amended and Restated Loan and Security Agreement, dated as of December 31, 2009, by and between DVL, Inc. and Pemmil Funding, LLC. (Incorporated by reference to DVL’s Form 10-K for the year ended December 31, 2009.)

Index

31.1 *	Chief Executive Officer’s Certificate, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 *	Chief Financial Officer’s Certificate, pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DVL, Inc.

By:	/s/ Neil Koenig
Neil Koenig, Executive Vice President and Chief Financial Officer

November 10, 2010